Form 10-K405
period 1994-12-31
FANSTEEL INC
filed 1995-03-28
CIK 34471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission file number 1-8676
                                    FANSTEEL INC.
               (Exact name of registrant as specified in its charter)

           DELAWARE                                          36-1058780
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

NUMBER ONE TANTALUM PLACE, NORTH CHICAGO, ILLINOIS                      60064
    (Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code                (708) 689-4900

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of Each Exchange on
    Title of Each Class                                     Which Registered
COMMON STOCK PAR VALUE $2.50                             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 14, 1995 was $30,172,500.

                                  8,598,858
  (Number of shares of common stock outstanding as of February 14, 1995)

Part III incorporates information by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 1995.

The total number of pages in this Form 10-K is 44 with the exhibit index being on page 43.



                                     PART I

ITEM 1 - BUSINESS

     (a) The Precision Sheet Metal (PSM) plant in Los Angeles, California completed the phase-out of all operations during 1993. The net sales for PSM for the years ended December 31, 1993 and 1992 were $1,016,000 and $30,880,000, respectively.
                  The operating income for the year ended December 31, 1992 was $3,156,000. Identifiable assets of PSM at December 31, 1994 included $1,361,000 for property and plant held for sale which are carried in Other Assets - Non-Current at December 31, 1994.

                  On June 4, 1992 the assets of the VR/Wesson Industrial Supply warehouse in Beckley, West Virginia were sold. The Beckley operation was not significant to the overall operating performance of the Company.

     (b) Incorporated by reference from the Notes to Consolidated Financial Statements pages 35 through 37.

     (c)(1)(i) Fansteel is a specialty metals manufacturer of products for use in the metalworking; automotive; energy (coal mining, oil and gas drilling); military and commercial aircraft, aerospace and weapon systems; agricultural machinery; and electrical equipment industries. The principal products of the Industrial Tools business segment include tungsten carbide cutting tools, milling tools, toolholding devices, mining tools and accessories, construction tools, and wear resistant parts. The principal products of the Metal Fabrications business segment include titanium, nickel base and alloy steel forgings; high integrity aluminum and magnesium sand mold castings; carbon steel, stainless steel, brass and aluminum special wire forms and fasteners; and brass, bronze and ferrous alloy investment castings.

                  Sales of the Company's products are made through a direct sales organization and through distributors, representatives and agents. In the Industrial Tools and Metal Fabrications business segments, distributors and agents account for the majority of sales.

                  The percentage of net sales for classes of similar products which equaled or exceeded ten percent of the Company's consolidated net sales for the years indicated is set forth below:
                                                          Consolidated Net Sales
                      Products         Business Segment   1994     1993     1992


                Tungsten carbide
                  cutting tools      Industrial Tools      29%      25%      18%
                Pressure vessels     Metal Fabrications     -        1       15
                Non-ferrous
                  forgings           Metal Fabrications    12        8       11
                Investment
                  castings           Metal Fabrications    13        7        7



ITEM 1 - BUSINESS   (Contd.)

     (c)(1)(ii) At this time, there are no new products in production or in the development stage that require investment of a material amount of the Company's assets.

          (iii) The most important raw materials used by the Company are tungsten carbide powder, cobalt, titanium, magnesium, aluminum, columbium and alloy steel. Prices of some of these raw materials have been volatile in recent years, and changes in raw material prices have had an impact on the Company's dollar sales volume. Several of the raw materials used, including cobalt, are purchased principally from foreign sources, many of them located in developing countries, and availability can be affected by political developments and trade restrictions, both domestic and foreign. The Company believes that the sources and availability of these materials are adequate for present needs, although spot shortages of certain raw materials may occur from time to time.

           (iv) The Company owns a number of patents which relate to a wide range of products and processes and is licensed under certain patents. The Company does not consider any of its patents or group of patents to be material to either of its business segments taken as a whole.

            (v)   None of the operations of any business segment are seasonal.

           (vi) Working capital requirements for both business segments are substantial, but the Company's investment in working capital is fairly typical of the specialty metals manufacturing industry.

          (vii) Because of the nature of the Company's business, substantial sales for the Metal Fabrications segment are concentrated in a relatively small customer base. The loss of any individual customer within this base could have an adverse effect on the Company. Relations with these customers have existed for years and the Company believes them to be sound.



ITEM 1 - BUSINESS   (Contd.)

     (c)(1)(vii) Atlantic Research Corporation was a principal customer of the Company's PSM facility during 1992 due to the phase-out of operations and accounted for 11% of the Company's net sales for the year ended December 31, 1992.

          (viii) The backlog of orders not shipped and believed to be firm as of the dates shown are set forth below (in thousands):

                                                     December 31,
                                                    1994      1993

                          Industrial Tools        $  4,487  $  4,016
                          Metal Fabrications        22,787    19,573

                                                  $ 27,274  $ 23,589

                  In the Industrial Tools segment, virtually all backlog is shipped in less than 12 months, generally within 3 months. In the Metal Fabrications segment, shipments are typically made between 1 and 24 months after an order is received. The Company believes that approximately 93% of the backlog at December 31, 1994 will be shipped before the end of 1995.

                  Because of the substantial size of some orders received by the Company - particularly orders for products sold by the Metal Fabrications segment - the Company's backlog can fluctuate substantially from one fiscal period to another. Because of the differences in lead-time for filling orders among the Company's business segments, overall backlogs at different times will not necessarily be comparable as predictors of the Company's near-term sales.

            (ix) The Company's Metal Fabrications segment has orders subject to termination at the election of the government. The Company would be compensated for costs up to the date of termination if terminated for the convenience of the government. Termination without compensation could result if the Company was in default as determined by the government. The Company is not aware of any current orders which would be terminated for default.

            (x) In general, the Company competes in its markets on the basis of technical expertise, product reliability, quality, sales support, availability and price. Most of the Company's products are sold in highly competitive markets, and some of the Company's competitors are larger in size and have greater financial resources than Fansteel.

     (c)(1)(xi) The development of new products and processes and the improvement of existing products and processes is conducted by each operating unit.



ITEM 1 - BUSINESS   (Contd.)

     (c)(1)(xi) The Company has a staff of technically trained people who support sales, manufacturing and quality assurance. The majority of the Company's products and processes require technically sophisticated application engineering and process control. This kind of technical support is charged to the cost of products sold.

           (xii) The Company expensed $170,000 to continuing operations in 1994 for costs related to compliance with government environmental regulations.

                  Capital expenditures in 1994 included $361,000 at the Wellman Dynamics facility in Creston, Iowa for thermal sand reclamation equipment to comply with state environmental regulations.

                  During 1994, the Company charged $339,000 for continuing operations, and $698,000 for discontinued operations, against reserves for environmental reclamation and decommissioning established in previous years. Reserves for environmental reclamation and decommissioning were $641,000 for continuing operations, and $5,078,000 for discontinued operations, at December 31, 1994. A written decommissioning plan for the Muskogee site was submitted, as required by government regulations, in 1994. As of December 31, 1994, the decommissioning plan had not been formally approved by the appropriate governmental agencies. Based upon continuing assessment of the decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 1994 are adequate to cover the costs of environmental reclamation and decommissioning.

                  The Company's intent is to comply with all applicable federal environmental statutes and regulations promulgated thereunder, as well as all state law counterparts, which include but are not limited to the Resource Conservation and Recovery Act, 42 U.S.C., Section 6901 et. seq., Comprehensive Environmental Response Compensation and Liability Act, 42 U.S.C., Section 9601 et. seq., Water Pollution Control Act, 33 U.S.C., Section 1251 et. seq., and Nuclear Regulatory Commission regulations regarding storage of low-level source material.

                  All of the Company's facilities are generally in compliance with applicable air pollution control regulations and possess the required permits from the appropriate state air pollution control agency in which they operate.

          (xiii)  The Company employed 867 persons as of December 31, 1994.

     (d) Net sales, income and identifiable assets of foreign operations and export sales are not significant. The Company considers the United States as one inseparable geographic area for its domestic operations.


ITEM 2 - PROPERTIES

                  Manufacturing facility locations and corresponding square footage are as follows:

                                           Business           Square Feet
                 Location                   Segment       Owned   Leased  Total


                 Plantsville, Connecticut   Industrial    59,000       0  59,000
                                            Tools

                 Gulfport, Mississippi      Industrial    16,000       0  16,000
                                            Tools

                 Latrobe, Pennsylvania      Industrial    37,000       0  37,000
                                            Tools

                 Lexington, Kentucky        Industrial    98,000   6,000 104,000
                                            Tools

                 Los Angeles, California    Metal         33,000  15,000  48,000
                                            Fabrications

                 Sarasota, Florida          Metal          6,000       0   6,000
                                            Fabrications

                 Addison, Illinois          Metal              0  46,000  46,000
                                            Fabrications

                 Creston, Iowa              Metal        293,000  10,000 303,000
                                            Fabrications

                 Washington, Iowa           Metal         71,000       0  71,000
                                            Fabrications

                  All plants are well-maintained and in good operating order. The plants have sufficient capacity to meet present market requirements. All of the properties described above are fully utilized on a 1 or 2 shift basis.

                  The Company owns properties in North Chicago, Illinois and

                  Muskogee, Oklahoma associated with operations discontinued in prior years. These properties are included as part of Net Assets of Discontinued Operations. The Company's PSM facility in Los Angeles, California completed the phase out of all operations in 1993. The remaining property and plant has been reclassified as property held for sale as part of Other Assets -Non-Current.

                  The Company's executive offices are located in North Chicago, Illinois.


ITEM 3 - LEGAL PROCEEDINGS


                  There are no pending legal proceedings to which the Company or its subsidiaries are a party or of which any of their property is the subject other than ordinary routine litigation incidental to the Company's business. None of these legal proceedings are material.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of 1994.



EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Set forth below are the principal executive officers and directors of the
Company:

                                                              Years of Service
                                                                           In
                          Position with the Company and      With       Present
    Name           Age    Principal Occupation               Fansteel   Position

    Keith R.       63     Director, Chairman of the Board       40         11
    Garrity               and Chief Executive Officer

    Betty B.       71     Director; Director of HBD             11         11
    Evans                 Industries, Inc.

    Edward P.      52     Director; Personal Investments         9          3
    Evans

    Robert S.      50     Director; Chairman and Chief           3          3
    Evans                 Executive Officer, Crane Co.

    Thomas M.      84     Director; Director of HBD             18         18
    Evans                 Industries, Inc.

    Thomas M.      57     Director; Personal Investments         9          9
    Evans, Jr.

    William D.     42     President and Chief Operating          2          0
    Jarosz                Officer

    R. Michael     41     Vice President and Chief              15          4
    McEntee               Financial Officer

    Michael J.     41     Vice President, Secretary              9          8
    Mocniak               and General Counsel

    Jack S.        65     Director; Consultant,                 10         10
    Petrik                Turner Broadcasting System, Inc.

    Charles J.     64     Director; Partner, Kirkpatrick        13         13
    Queenan, Jr.          and Lockhart (Attorneys)

Edward P. Evans, Robert S. Evans, and Thomas M. Evans, Jr. are the sons of Thomas M. Evans. Betty B. Evans is the wife of Thomas M. Evans. Additional information as to Directors of the Company is herein incorporated by reference to the information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders on April 26, 1995.



                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                  The New York Stock Exchange is the principal market upon which the shares of the Company are traded.

                  The number of shareholders of the Company as of February 14, 1995 were 993.

                  Per share stock market and dividend information for each quarter of the last two fiscal years are set forth below:

                                                                         Cash
                                                                       Dividends
                                               High          Low       Declared

                  1994:
                    First Quarter              $8           $7 1/8       $.10
                    Second Quarter              7 3/4        6 5/8        .10
                    Third Quarter               7 1/4        6 1/2        .10
                    Fourth Quarter              7 1/4        6 1/8        .10


                  1993:
                    First Quarter              $8 7/8       $7 3/4       $.10
                    Second Quarter              8 1/8        6 3/4        .10
                    Third Quarter               8 1/8        7 1/8        .10
                    Fourth Quarter              8 3/4        7 1/8        .10




ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data for the Company for the five year period ended December 31, 1994 are as follows:

                                     Years Ended December 31,
  (thousands of dollars
  except per share data)     1994       1993       1992       1991       1990


  Operating Results

  Net Sales                $ 89,287   $ 89,387   $127,145   $134,943   $168,808
  Income (Loss) from
    Continuing Operations     3,609      2,516      5,232     (9,238)     6,882

  (Loss) from
   Disc. Operations               -     (1,676)         -     (4,118)         -
  Net Income (Loss)           3,609        906      5,232    (13,356)     6,882
  Per Share of Common
     Stock:
    Income (Loss) from
       Continuing
        Operations              .42        .29        .61      (1.07)       .80
    (Loss) from
      Discontinued
       Operations                 -       (.19)         -       (.48)         -
    Net Income (Loss)           .42        .11        .61      (1.55)       .80
    Cash Dividends              .40        .40        .50        .50        .75
    Shareholders' Equity       5.83       5.82       6.12       6.01       8.06

  Financial Position
    Working capital        $ 21,101   $ 36,321   $ 34,071   $ 34,518   $ 47,774
    Net property, plant
       and equipment          9,364      9,661     13,776     14,891     17,740
    Total assets             72,881     73,291     78,307     81,483     96,920
    Long-term debt                -          -        600      1,575      2,579
    Shareholders' equity     50,172     50,083     52,617     51,684     69,340

  Other Data
    Common shares
       outstanding        8,598,858  8,598,858  8,598,858  8,598,858  8,598,858
    Number of
       shareholders           1,055      1,094      1,099      1,122      1,128
    Number of employees         867        799        955      1,190      1,565


Number of shareholders consists of the approximate shareholders of record which include nominees and street name accounts.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - 1994 Compared to 1993

Net sales for the year ended December 31, 1994 were $89,287,000 which is a decrease of $100,000 from 1993 net sales of $89,387,000. Net sales of ongoing businesses in 1994 were $89,287,000 compared to $88,371,000 in 1993, an increase in 1994 of $916,000 or 1%.

Industrial Tools business segment net sales for the twelve months of 1994 were $43,558,000 compared to $38,604,000 for 1993, an increase of $4,954,000 or 13%.
The increase in sales within this business segment is primarily due to the tungsten carbide wear parts product lines. These product lines, which include rod and blanks, nozzles and compacts, and die blanks and bushings, increased 33% compared to 1993 sales. Also demonstrating sales improvement within this business segment in 1994 were the tungsten carbide cutting tools product lines, which include inserts, blanks, and Tantung. Tungsten carbide cutting tools sales for 1994 were higher than 1993 by 6%. Together, tungsten carbide wear parts and tungsten carbide cutting tools account for 78% of sales in this business segment. A factor in the sales increase is the improved domestic manufacturing economy; however, the positive impact of the Company's capital investment and new product development must also be credited. The continued sales growth of the tungsten carbide wear parts product lines together with the rebounding sales performance of the tungsten carbide cutting tools product lines provides optimism for the continuing growth of this business segment. Sales in certain other product lines were less encouraging. Mining tools and accessories, and construction tools product lines experienced sales decreases from 1993. Mining product lines were negatively impacted by stiff price competition. Construction products were adversely affected by inadequate market coverage. During 1994, the Company changed its sales strategy from a direct sales force to agents and manufacturer representatives. As the sales coverage becomes more solidified in 1995, sales within this product line should recover.

Metal Fabrications business segment net sales for the year ended December 31, 1994 were $45,729,000 compared to $50,783,000 for the twelve months of 1993, a decrease of $5,054,000 or 10%. Included in 1993 were $1,016,000 of sales from the Precision Sheet Metal (PSM) facility in Los Angeles, California, where operations were phased out in 1993. Thus, sales for comparable facilities in 1994 decreased $4,038,000 or 8% from 1993 results. Those product lines which conduct a significant percent of business with the defense and/or aerospace industries were responsible for the decline in sales. Product lines utilizing the sand mold castings process and those that manufacture forgings experienced sales declines in 1994 of $4,993,000 and $3,520,000, respectively. Improved manufacturing techniques, which include significant capital expenditures, are being introduced in the sand mold castings product lines to further the application of these product lines to commercial industries. Additional sales agents have been designated to introduce the forgings product line to a larger customer base with an emphasis on commercial industries. Investment castings product line increased net sales in 1994 by $5,076,000 or 80%. Sales to customers in commercial industries, including automotive, construction, basic industrial and firearm, have increased in 1994 primarily due to the expanding domestic economy. Sales of special wire forms, principally to outdoor products and automotive markets, increased 10% from 1993. Sales in this product line have been strong for several years and consistent growth is expected to continue.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

Order backlog at December 31, 1994 was $27,274,000, an increase of $3,685,000 or 16% from backlog at December 31, 1993 of $23,589,000. Industrial Tools business segment backlog was $4,487,000 at December 31, 1994 compared to $4,016,000 at December 31, 1993, an increase of $471,000. Tungsten carbide cutting tools product lines showed significant improvement in sales order performance with backlog increases for inserts, tools and blades, and Tantung products from year end 1993. Orders for mining tools and accessories and construction product lines were down in 1994 compared to 1993. Backlog of wear parts product lines remained strong. Metal Fabrications business segment backlog at December 31, 1994 was $22,787,000, an increase of $3,214,000 from December 31, 1993 backlog of $19,573,000. Backlog of orders for almost all product lines in this business segment increased in 1994, including those product lines which have suffered in the recent past from the decreased business in the defense and aerospace industries. Backlogs for the forgings product line and product lines utilizing the sand mold casting process at December 31, 1994 both increased 9% from December 31, 1993. Although orders from customers in aerospace markets were up slightly, this is not indicative of a recovery in this market. The increase in backlog for sand mold castings, however, is related to the introduction of a new production process formulated to better serve commercial customers. Investment castings made significant strides in 1994; backlog in this product line increased 85% from year-end 1993. Expansion in the commercial economy, primarily in the automotive and basic industrial markets, fueled the improved performance in this product line. Wire forms product lines maintained a solid pace, increasing an already strong backlog by 20%.

Cost of products sold for the twelve months ended December 31, 1994 was $72,033,000 compared to $73,579,000 for the year ended December 31, 1993, a decrease of $1,546,000 or 2%. As a percent of sales, cost of products sold for the year ended December 31, 1994 was 80.7% compared to 82.3% for the same period of 1993. Cost of sales of ongoing operations for 1994 was $72,033,000, a decrease of $530,000 from 1993 cost of sales of $72,563,000. Cost of sales as a percent of sales for ongoing operations for the twelve months of 1994 was 80.7% compared to 82.1% for the year ended December 31, 1993. The decrease in cost of products sold is due to a program of internal improvements instituted over the last three years, concentrating on reduction of expenses, maximum utilization of manpower, and strategic asset investment.

Selling, general and administrative expenses for the twelve months ended December 31, 1994 were $12,602,000 compared to $13,250,000 for the like period of 1993, a decrease of $648,000 or 5%. As a percent of net sales, selling, general and administrative expenses were 14.1% for the year ended December 31,
1994 compared to 14.8% for the year ended December 31, 1993.   Strict expense
controls, combined with more efficient sales strategies, have succeeded in improving selling, general and administrative expenses in relation to sales volume.

Operating income for the twelve months ended December 31, 1994 was $4,652,000 compared to $2,558,000 for the same period of 1993, an increase of $2,094,000 or 82%. Operating income for the Industrial Tools business segment was $2,857,000 for the year ended December 31, 1994, an increase of $858,000 from the prior year operating income of $1,999,000. Metal Fabrications business segment operating income was $1,232,000 greater in 1994 than in 1993, increasing from $577,000 in 1993 to $1,809,000 in 1994 despite lower sales volume. Cost controls initiated in the last three years to offset the loss of

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

sales volume have had a positive effect on the profitability of the Company. As additional penetration is made into existing markets and as new markets are opened, operating performance should continue to improve.

Other income for the year ended December 31, 1994 was $1,294,000 compared to $1,616,000 for the same period of 1993, a decrease of $322,000. Interest income decreased $307,000 as interest on an income tax refund was received in 1993. Other income in 1993 included a gain on the sale of marketable securities of $386,000; there was no similar gain in 1994. Interest expense decreased $260,000 as the remaining balance of long-term debt was paid in 1994 and long-term environmental liabilities were not discounted in 1994.

Net income of $3,609,000 or $.42 per share was reported for 1994 compared to net income of $906,000 or $.11 per share for 1993. Net income for 1993 included a loss from discontinued operations of $1,676,000 or $.19 per share as a result of additional provisions to eliminate any future impact due to the recording of discounted estimated costs in prior years and to eliminate previously estimated unrealized recoveries. Net income for 1993 also included a favorable adjustment of $66,000 or $.01 per share for the effect of a change in accounting principle.

Inflation factors did not, and generally do not, significantly affect the overall operations of the Company.


Results of Operations - 1993 Compared to 1992

Net sales in 1993 were $89,387,000 compared to $127,145,000 in 1992, a decrease of $37,758,000 or 30%. Both the Industrial Tools and Metal Fabrications business segments reported declines in net sales compared to 1992 with a significant portion of the decline related to operations which were sold or phased out in 1992 and 1993. Net sales of ongoing businesses in 1993 and 1992 were $88,371,000 and $93,681,000, respectively, posting a decrease of $5,310,000 or 6%.

Industrial Tools business segment net sales in 1993 were $38,604,000, which was a decrease of $3,574,000 from 1992 net sales of $42,178,000. The Company's industrial supply warehouse in Beckley, West Virginia, sold in 1992, accounted for $2,584,000 of 1992 net sales; thus, the decline in sales of ongoing operations was $990,000. The majority of the decline was within the tungsten carbide cutting tools product line as compared to the prior year. Cutting tools continued to feel the effect of downsizing activities initiated by several major customers, primarily in the aerospace industry. In recent years, sales of tungsten carbide cutting tools and holding devices had been flat. However, current trends indicated that these products might show a resurgence in the near term. Tungsten carbide wear parts continued to exhibit a growth capability in this business segment. Sales within the wear parts product lines showed significant strength for the year ended December 31, 1993 as compared to the same period in 1992. Customer demand for tungsten carbide nozzles and compacts, as well as tungsten carbide rod and blanks, was heavy in 1993 and was expected to remain so in the next year. Sales in the construction tools product line rebounded in 1993, posting a 14% improvement as compared to 1992. The construction product line, which involves road construction, began to show increased sales activity. As the economy improved in the manufacturing sector, sales performance in all of the Industrial Tools business segment product lines gathered momentum.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

Net sales in 1993 for the Metal Fabrications business segment were $50,783,000, which was a $34,183,000 or 40% decrease from net sales in 1992 of $84,966,000. Net sales by the phased out PSM operation for the twelve months of 1992 were $30,880,000 as compared to $1,016,000 finally shipped in 1993. Net sales of ongoing operations in the Metal Fabrications business segment for the twelve months ended December 31, 1993 were $49,767,000 as compared to $54,086,000 for the same period of 1992, which was a decrease of $4,319,000 or 8%. Product lines utilizing the sand mold castings process experienced a decrease in net sales in 1993 as compared to 1992 of $3,849,000. Decreased sales in the aerospace industry, especially engine castings and missile castings purchased by U.S. defense procurement agencies, continued in 1993. However, sales of new tooling for sand mold castings applicable to the V22 Osprey program were higher in the year ended December 31, 1993 as compared to the same period of 1992. Sales of forgings applicable to defense-related production also showed a slight decrease in 1993 compared to 1992. Investment castings product line sales declined in 1993, as the lingering effects of a flat industrial economy had a detrimental effect on the sales performance of this product line. Increased sales order activity at the end of 1993 indicated improved sales performance in the near term for the investment castings product line. Sales performance for the wire forming product lines was about the same in 1993 compared to 1992.
Both years showed sustained strength in the markets served.

At December 31, 1993, the backlog of unfilled orders for the Company was $23,589,000 as compared to $31,789,000 at the same date of 1992, a decrease of $8,200,000. The backlog for the Industrial Tools business segment at December 31, 1993 was $4,016,000, an increase of $780,000 from December 31, 1992. Orders of tungsten carbide rod increased in 1993; backlog in this product line at year-end 1993 was up 113% over December 31, 1992. Drill parts and construction tools product lines also showed increases in backlog from prior year-end. Metal Fabrications business segment backlog decreased $8,980,000, from $28,553,000 at December 31, 1992 to $19,573,000 at December 31, 1993. The largest decrease in backlog was experienced in the forgings product line. The shrinking aerospace industry was responsible for the order decline. Many customers reverted to smaller order quantities and just-in-time delivery schedules. Sand mold castings also experienced a decline in backlog related to lagging sales to military aerospace customers. The investment castings product line, however, showed first signs of recovery as backlog at December 31, 1993 increased significantly over year-end 1992. The backlog for wire-formed products was strong, but showed little change from year-end 1992.

Cost of products sold in the year ended December 31, 1993 totaled $73,579,000, a decrease of $30,433,000 from 1992 cost of sales of $104,012,000. As a percent of net sales, cost of products sold for the twelve months ended December 31,

1993 was 82.3% compared to 81.8% for the same period of 1992. Cost of products sold in 1992 included cost credits of $802,000 and $3,070,000 in the Industrial Tools and Metal Fabrications business segments, respectively, due to LIFO inventory liquidations for the change in the reserve to state certain inventories at LIFO cost. The LIFO cost credits for the Metal Fabrications business segment pertained to the closing of the PSM facility. For ongoing operations, cost of sales as a percent of sales in 1993 was 82.1%; for comparable operations in 1992, cost of sales as a percent of sales was 81.7%. Cost containment measures, including inventory management, expense reductions and employee reorganizations continued throughout 1993 to maximize efficiencies within the Company.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

Selling, general and administrative expenses were $13,250,000 for the twelve months ended December 31, 1993, as compared to $15,350,000 for the year ended December 31, 1992, a decrease of $2,100,000. The shutdown of the PSM operation accounted for $1,087,000 of the decrease in selling, general and administrative expenses in 1993. Additional cost savings were realized in 1993 by adherence to the Company's cost saving measures, including staff reductions and strict expense control. Selling, general and administrative expenses as a percent of net sales of ongoing operations were 15.0% in 1993, compared to 13.7% in 1992. Thus, cost reduction measures implemented did not fully offset the decline in sales volume.

Operating income for the twelve months ended December 31, 1993 was $2,558,000 as compared to $7,783,000 for the same period of 1992, which was a decrease of $5,225,000. Phased-out or sold operations accounted for $3,516,000 of the operating income in 1992, but did not affect operating income in 1993.
Operating income of the Industrial Tools business segment of $1,999,000 improved 19% compared to 1992 on lower sales volume. Improved efficiencies, cost reductions and favorable raw material prices contributed to the 1993 performance. Operating income of the Metal Fabrications business segment was $577,000 for 1993 compared to $5,947,000 for 1992. The substantially lower operating income in this segment was related directly to the loss of sales volume due to the depressed aerospace and defense industries and the closing of the PSM facility.

Other income in 1993 totaled $1,616,000 as compared to $723,000 in 1992, an increase of $893,000. Interest income increased $546,000 as the Company invested cash and overnight securities into more lucrative U.S. Treasury Notes, U.S. Treasury Bills and bank investment arrangements, and realized interest income on income tax refunds relating to prior years. The gain on the sale of capital assets in 1993 was $3,184,000; however, $2,914,000 of this gain was related to phased out and discontinued operations and was reserved for plant shutdown costs and environmental clean-up. The gain on the sale of marketable securities in 1993 totaled $386,000; there was no such gain in 1992.

Income from continuing operations for 1993 was $2,516,000 or $.29 per share compared to $5,232,000 or $.61 per share in 1992, a decrease of $2,716,000. Operations phased out or sold in 1992 contributed $2,225,000 of the 1992 net income or $.26 per share with no effect on net income in 1993.

The loss from discontinued operations in 1993 was $1,676,000 or $.19 per share. This loss was a result of additional provisions to eliminate any future impact as a result of recording discounted estimated costs in prior years and to eliminate previously estimated unrealized recoveries.

Net income of $906,000 or $.11 per share was reported for 1993 compared to net income of $5,232,000 or $.61 per share in 1992.


Outlook

The improved industrial economy, combined with modernization of the Company's production processes, new product development and capital equipment investment, provide a foundation for growth in commercial markets. The Company has a strong balance sheet, which allows for additional investment in each of these areas as required.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

The Company recognizes that its ability to endure the impact of economic recession and the substantial decline of the defense and aerospace business, in particular, was due in large part to decisions focused on cost containment. As the Company continues to pursue avenues to increase sales and profits, cost control programs based on intelligent use of available resources will remain active throughout the Company.

The Company is continuing to place its primary focus on a transition from military to commercial markets. Internal growth of formerly defense-related operating units is expected commensurate with the Company's ability to achieve greater participation in commercial markets. Capital equipment investment has been initiated and modernized production techniques employed to facilitate this transition.


Liquidity and Capital Resources

Cash and cash equivalents totaled $9,429,000 at December 31, 1994, a decrease of $1,215,000 from December 31, 1993. Operating activities provided $4,307,000 in the year. Adjustments to reconcile net income of $3,609,000 to cash provided by operating activities included depreciation of $1,975,000, a deferred income tax charge of $1,302,000, and gains on the sale of capital assets of $292,000. Inventories increased $1,426,000. Investing activities used $1,506,000 in the year, including $1,654,000 for capital expenditures to automate equipment and modernize processes. Financing activities in 1994 included the final payment on long-term debt of $600,000 and dividend payments to shareholders of $3,440,000.


Current assets of the Company at December 31, 1994 exceeded current liabilities by a 2.2 to 1 margin as compared to 3.1 to 1 at December 31, 1993. Certain marketable securities were included in non-current assets at December 31, 1994, in accordance with FASB Statement No. 115. At December 31, 1993 all marketable securities were classified as current assets.

Cash flow from operations in 1995 is expected to be adequate to cover operating requirements. If the need for additional funds arises, the Company has strong long-term relationships with several large banking institutions.

At December 31, 1994, the Company had established reserves of $5,078,000 for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved. This decommissioning plan has not been approved by the
appropriate government agencies as of December 31, 1994.   Before
decommissioning procedures begin, the Company plans to extract materials within the residue storage ponds at the site, such as tantalum, columbium and scandium, which have a commercial value.

The processing of the residues to extract the materials having a commercial value is in the development stages. A method has been developed which is being tested, evaluated, and refined. After the required regulatory approvals are received, equipment will be acquired to begin extraction and processing. The estimated value of materials to be extracted is based on analysis of samples taken from the residues in the various ponds and a market value of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. The

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

estimated costs of extracting and processing the residues were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Current expectations are that eight to ten years will be required to extract and process the contents of all residue storage areas. The removal of the contents of the first residue storage pond is expected to start after licensing approval is received near the end of 1995.
The provisions for discontinued operations reflect management's belief that, at this point in time, the current value of the extracted materials will at least equal the estimated costs of obtaining these materials, including estimated costs for disposal of hazardous waste from the residues. Decommissioning is expected to begin on a pond by pond basis immediately after the extraction of the residue from each pond. Based upon continuing assessment of the decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 1994 are adequate to cover the costs for environmental reclamation and decommissioning.

The Company's Precision Sheet Metal (PSM) operation within the Metal Fabrications business segment was phased out in 1993. The remaining land and buildings are carried as Other Assets - Property held for sale. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Management believes that proceeds from the sale of the property will be adequate to recover its costs, including costs of preparing the property for sale.

The Company's Escast operation, located in Addison, IL, included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes. A cost sharing agreement with the former owner of Escast is in place for any future clean-up costs. At this time, the amount of the clean-up costs is not fixed and determinable. However, the Company believes the established reserves of $641,000 are adequate to cover its share of the clean-up costs.

Environmental matters arising at other operating units are routinely reviewed and handled through operations. The Company believes that the ultimate disposition of any other pending environmental matters will not have a material adverse effect upon the consolidated financial position of the Company.




                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Fansteel Inc.:

We have audited the accompanying consolidated balance sheet of Fansteel Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of Fansteel Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fansteel Inc. at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




\s\Ernst & Young LLP
Chicago, Illinois
January 18, 1995

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                          For the Years Ended December 31,
                                         1994           1993           1992

   Net Sales                         $ 89,287,336   $ 89,387,486   $127,144,839
   Cost and Expenses
     Cost of products sold             72,033,115     73,579,091    104,012,109
     Selling, general and
       administrative                  12,601,816     13,250,265     15,349,511
                                       84,634,931     86,829,356    119,361,620

   Operating Income                     4,652,405      2,558,130      7,783,219

   Other Income (Expense)
     Interest income                    1,076,740      1,383,941        837,709
     Interest expense                     (17,769)      (277,826)      (231,706)
     Other                                235,002        509,593        117,265
                                        1,293,973      1,615,708        723,268
   Income From Continuing
     Operations Before Income Taxes     5,946,378      4,173,838      8,506,487

   Income Tax Provision                 2,337,000      1,658,000      3,274,000

   Income From Continuing
     Operations                         3,609,378      2,515,838      5,232,487

   (Loss) From Discontinued
     Operations                                 -     (1,676,000)             -

   Income Before Cumulative
     Effect of Accounting Change        3,609,378        839,838      5,232,487

   Cumulative Effect to January 1,
     1993 of Change in Accounting
     for Income Taxes                           -         66,000              -

   Net Income                        $  3,609,378   $    905,838   $  5,232,487

   Income (Loss) Per Common Share
     Continuing operations                   $.42           $.29           $.61

     Discontinued operations                    -           (.19)             -
     Cumulative Effect of
       Accounting Change                        -            .01              -

     Net Income                              $.42           $.11           $.61


                 See Notes to Consolidated Financial Statements.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                           CONSOLIDATED BALANCE SHEET

                                                          At December 31,
                                                        1994           1993
    ASSETS
    Current Assets
      Cash and cash equivalents                     $  9,429,031   $ 10,644,413
      Marketable securities                              293,367     15,095,026
      Accounts receivable, less allowance of
        $276,000 in 1994 and 1993                     13,048,394     12,325,810
      Income tax refunds receivable                            -        208,450
      Inventories
        Raw material and supplies                      3,135,098      3,058,053
        Work-in-process                               11,376,665     10,825,005
        Finished goods                                 5,256,355      4,785,717
                                                      19,768,118     18,668,775
        Less:
          Reserve to state certain inventories at
            LIFO cost                                  6,987,569      7,313,972
            Total inventories                         12,780,549     11,354,803
      Other assets - current
        Deferred income taxes                          1,981,749      2,837,807
        Other                                            949,479        998,380
    Total Current Assets                              38,482,569     53,464,689
    Net Assets of Discontinued Operations                522,637        522,637
    Property, Plant and Equipment
      Land                                               872,641        872,641
      Buildings                                        8,721,261      8,721,261
      Machinery and equipment                         43,305,113     41,798,514
                                                      52,899,015     51,392,416
      Less accumulated depreciation                   43,535,103     41,731,258
        Net Property, Plant and Equipment              9,363,912      9,661,158
    Other Assets
      Marketable securities                           15,001,512              -
      Prepaid pension asset                            7,942,741      7,789,566
      Deferred income taxes                              175,476        365,832
      Property held for sale                           1,361,008      1,453,810
      Other                                               31,063         33,642
        Total Other Assets                            24,511,800      9,642,850

                                                    $ 72,880,918   $ 73,291,334





ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                       CONSOLIDATED BALANCE SHEET (Contd.)

                                                          At December 31,
                                                        1994           1993

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities
      Accounts payable                              $  7,607,591   $  5,193,599
      Accrued liabilities                              9,716,919     10,827,199
      Income taxes                                        57,481        523,304
      Current maturities of long-term debt                     -        600,000
        Total Current Liabilities                     17,381,991     17,144,102
    Other Liabilities
      Discontinued operations                          4,255,000      5,175,000
      Deferred income taxes                              965,079        753,085
      Obligations under capital leases                   107,057        135,666
        Total Other Liabilities                        5,327,136      6,063,751
    Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                -              -
      Common stock, par value $2.50
       Authorized 12,000,000 shares; issued and
        outstanding 8,598,858 shares                  21,497,145     21,497,145
      Retained earnings                               28,756,171     28,586,336
      Unrealized (loss) on securities                    (81,525)             -
        Total Shareholders' Equity                    50,171,791     50,083,481

                                                    $ 72,880,918   $ 73,291,334

                 See Notes to Consolidated Financial Statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)



                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                            For the Years Ended December 31,
                                            1994          1993          1992

    Cash Flows From Operating
    Activities
      Net income                       $  3,609,378  $    905,838  $  5,232,487
      Adjustments to reconcile net
       income to net cash provided
       by operating activities:
       Depreciation                       1,975,038     2,198,185     2,135,115
       Net pension (credit)                (153,175)     (333,114)     (372,995)
       Deferred income tax charge
        (credit)                          1,301,924      (378,607)    1,561,570
       Gain from disposals of
        property, plant and equipment      (291,852)     (270,678)     (531,913)
       Gain on sale of marketable
        securities                                -      (386,409)            -
       Provisions for environmental
        costs and other liabilities               -     2,717,000             -
       Change in assets and
        liabilities:
        (Increase) in marketable
         securities                        (169,988)     (169,225)      (78,096)
        (Increase) decrease in
          accounts receivable              (722,584)    3,792,044       793,699
        Decrease in income tax
         refunds receivable                 208,450       646,805     6,768,745
        (Increase) decrease in
          inventories                    (1,425,746)    1,315,392     1,254,126

        Decrease (increase) in other
         assets - current                    48,901      (399,755)    1,953,460
        Increase (decrease) in
         accounts payable and accrued
         liabilities                        389,570    (8,376,122)   (3,167,641)
        (Decrease) increase in income
          taxes payable                    (465,823)      114,565    (1,500,145)
        Decrease in other assets              2,579        67,267        93,098

           Net cash provided by
            operating activities          4,306,672     1,443,186    14,141,510


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)



                 CONSOLIDATED STATEMENT OF CASH FLOWS  (Contd.)



                                            For the Years Ended December 31,
                                            1994          1993          1992

    Cash Flows From Investing
    Activities
      Investment in marketable
       securities                       (14,104,906)  (19,847,705)   (9,992,188)
      Proceeds from disposition of
       marketable securities             13,950,000    15,378,597             -
      Proceeds from sale of property,
       plant and equipment                  303,513     4,557,921       699,897
      Capital expenditures               (1,654,453)     (435,997)   (1,188,166)

           Net cash (used in)
            investing activities         (1,505,846)     (347,184)  (10,480,457)


    Cash Flows From Financing
    Activities
      Payments on long-term debt           (600,000)     (975,432)   (1,003,338)
      Proceeds from capital leases          113,924       197,690             -
      Principal payments for capital
       leases                               (90,589)      (10,083)            -
      Dividends paid                     (3,439,543)   (3,439,543)   (4,299,429)
           Net cash (used in)
            financing activities         (4,016,208)   (4,227,368)   (5,302,767)

    Net (Decrease) In Cash And Cash
     Equivalents                         (1,215,382)   (3,131,366)   (1,641,714)
    Cash And Cash Equivalents At
     Beginning Of Year                   10,644,413    13,775,779    15,417,493

    Cash And Cash Equivalents At End
     Of Year                           $  9,429,031  $ 10,644,413  $ 13,775,779


    Interest Paid                      $     13,000  $     46,000  $     96,000




                 See Notes to Consolidated Financial Statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                       Unrealized
  Years Ended                Common       Retained     (Loss) on
   December 31,              Stock       Earnings     Securities       Total

  1992
   Balance at January 1  $ 21,497,145  $ 30,186,983  $          -  $ 51,684,128
   Net income                       -     5,232,487             -     5,232,487
   Dividends ($.50 per
     share)                         -    (4,299,429)            -    (4,299,429)

   Balance at
    December 31            21,497,145    31,120,041             -    52,617,186

  1993
   Net income                       -       905,838             -       905,838
   Dividends ($.40 per
    share)                          -    (3,439,543)            -    (3,439,543)

   Balance at
    December 31            21,497,145    28,586,336             -    50,083,481

  1994
   Net income                       -     3,609,378             -     3,609,378
   Unrealized (loss)
    on securities                   -             -       (81,525)      (81,525)
   Dividends ($.40 per
    share)                          -    (3,439,543)            -    (3,439,543)

   Balance at
    December 31          $ 21,497,145  $ 28,756,171  $    (81,525) $ 50,171,791


                 See Notes to Consolidated Financial Statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Significant Accounting Policies

The consolidated financial statements include the accounts of Fansteel Inc. and its subsidiaries (the "Company").

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. On December 31, 1994 and 1993, the Company had purchased $8,800,000 and $9,700,000, respectively, of U.S. Government securities under agreements to resell on January 3, 1995 and January 3, 1994, respectively. Due to the short-term nature of the agreements, the Company did not take possession of the securities which were instead held in the Company's safekeeping accounts at the banks.

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly for 1994, marketable securities are classified as held-to-maturity or available-for-sale. The Company determines the appropriate classification at time of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses are included in other income. Application of this standard did not have a significant impact on the Company's results of operations. In accordance with Statement No. 115, the Company has not restated the financial statements for prior years. For 1993, marketable securities are carried at cost plus accrued interest and amortized discount, where applicable.

Inventories are valued at the lower of cost, determined principally on the "last-in, first-out" (LIFO) basis, or market. Costs include direct material, labor and applicable manufacturing overhead. Inventories valued using the LIFO method comprised 94% and 92% of inventories at current cost at December 31, 1994 and 1993, respectively.

Acquisitions of properties and additions to existing facilities and equipment are recorded at cost. Accelerated depreciation is the principal method used for both financial reporting and income tax purposes.

Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Prior to 1993, the provision for income taxes was based on income and expenses included in the consolidated statements

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

of operations. As permitted by Statement No. 109, the Company has elected not to restate prior years' financial statements. The cumulative effect of the change increased net income by $66,000 or $.01 per share for 1993.

Effective January 1, 1993, the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which requires employers to accrue the cost of such retirement benefits during the employee's service with the Company. Prior to 1993, the cost of providing these benefits to retirees was recognized as a charge to operations as claims were received, when employees retired or facilities closed. Adoption of Statement No. 106 resulted in excess accrued retiree life insurance of $475,000. The transition asset for the excess retiree life insurance is being amortized over the average remaining working lifetime to full benefit eligibility, which was estimated at 17 years. Therefore, the adoption of Statement No. 106 did not have a material effect on the Company's 1993 results of operations.

Certain reclassifications have been made to prior years' financial statements to conform with the 1994 presentation.

2.   Marketable Securities

At December 31, 1994, the Company held investments in marketable securities which it classified as either available-for-sale or held-to-maturity, depending upon the security.

Securities classified as available-for-sale at December 31, 1994 included both securities due within one year and securities with maturity dates beyond one year. Securities with a maturity date within one year are classified as Marketable Securities as a part of Current Assets and are stated at fair value plus accrued interest. Securities with a maturity date beyond one year are included in Other Non-Current Assets and are stated at fair value. These available-for-sale securities at December 31, 1994 included the following:

                                                     Amortized         Fair
                                                       Cost            Value

     Marketable Securities - Current:
       Northern Trust Advantage investment
       portfolio consisting of government
       securities and municipal bonds             $       35,599  $       35,599

       Accrued interest                                  257,768         257,768

                                                  $      293,367         293,367

     Marketable Securities - Non-Current:
       Northern Trust Advantage investment
       portfolio consisting of government
       securities and municipal bonds             $    5,153,711       5,028,670

         Net Book Value - Available-
         for-Sale Securities:                                     $    5,322,037



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Securities classified as held-to-maturity are stated at amortized cost and are included in Other Non-Current Assets on the December 31, 1994 Consolidated Balance Sheet. These held-to-maturity securities at December 31, 1994 included the following:

                                                     Amortized         Fair
                                                       Cost            Value

       U.S. Treasury Note, face value of
       $5,000,000, interest at 5.125%,
       due April 30, 1998                         $    4,972,842  $    4,606,250


       U.S. Treasury Note, face value of
       $5,000,000, interest at 6.250%,
       due January 31, 1997                            5,000,000  $    4,860,938

         Net Book Value - Held-to-
         Maturity Securities:                     $    9,972,842


In 1994, transactions in marketable securities decreased cash by $154,906. Investment in held-to-maturity securities totaled $5,000,000 while investments in available-for-sale securities were $9,104,906. Proceeds from the disposition of available-for-sale securities amounted to $13,950,000 with sales and maturities of available-for-sale securities providing $250,000 and $13,700,000, respectively.

In accordance with FASB Statement No. 115, the Company has not restated the financial statements of prior years. The Company had the following marketable securities stated at amortized cost plus accrued interest and classified as a part of Current Assets at December 31, 1993:

                                                     Amortized         Fair
                                                       Cost            Value

       U.S. Treasury Note, face value
       of $5,000,000, interest at 5.125%,
       due April 30, 1998                         $    4,964,683  $    5,012,500

       U.S. Treasury Bill, face value of
       $5,000,000, due February 24, 1994               4,976,854       4,977,849

       Northern Trust Advantage investment
       portfolio consisting of government
       securities and municipal bonds                  5,037,007       5,045,055

                                                      14,978,544      15,035,404
       Accrued interest                                  116,482         116,482

                                                  $   15,095,026  $   15,151,886




ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


The calculation of gross unrealized loss for the year ended December 31, 1994 is as follows:
                                                                       Gross
                                                                     Unrealized
                                         Fair Value       Cost         (Loss)

       Available-for-sale
        securities                      $  5,064,269  $  5,189,310  $  (125,041)

       Held-to-maturity securities:
         U.S. Treasury Note, face
         value of $5,000,000,
         interest at 5.125%, due
         April 30, 1998                    4,606,250     4,972,842     (366,592)

         U.S. Treasury Note, face
         value of $5,000,000,
         interest at 6.250%, due
         January 31, 1997                  4,860,938     5,000,000     (139,062)

           Gross Unrealized (Loss)                                  $  (630,695)


Net unrealized losses on held-to-maturity securities have not been recognized in the accompanying consolidated financial statements. Net unrealized loss on available-for-sale securities included in shareholders' equity at December 31, 1994 was $81,525, consisting of gross unrealized loss of $125,041 net of deferred income taxes.

Net unrealized gain at December 31, 1993 was $56,860, consisting of aggregate market value of $15,035,404 and aggregate cost of $14,978,544. Net unrealized gain at December 31, 1993 is not included in the accompanying consolidated financial statements, as allowed by FASB Statement No. 115.

Net realized gains on marketable securities for the year ended December 31, 1993 were $386,409. There were no realized gains or losses for the years ended December 31, 1994 or 1992.

3.   Accrued Liabilities

Accrued liabilities at December 31, 1994 and 1993 include the following:

                                                       1994            1993
     Payroll and related costs                    $    2,683,209  $    2,162,140
     Taxes, other than income                            266,960         358,001
     Profit sharing                                      556,208         465,879
     Insurance                                         3,862,646       4,098,675
     Plant shutdown costs                                992,078       2,612,027
     Other                                             1,355,818       1,130,477
                                                  $    9,716,919  $   10,827,199



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


4.   Discontinued Operations, Contingent Liabilities and Other Liabilities

The Company discontinued its Metal Products business segment in 1989. Environmental reclamation and decommissioning is required for the segment's primary plant that processed certain ores which are subject to regulations of several government agencies. The residues from these processed ores were stored on site. Remaining assets were written down to estimated realizable value, and provisions were made for the estimated costs for decommissioning. Application has been made to the appropriate agencies for a portion of the site to be decommissioned. A decommissioning plan for the remainder of the site, including the residue storage areas, has been submitted to the appropriate governmental agencies for approval. Before decommissioning procedures begin for the residue storage areas, the Company plans to extract materials within the residues, such as tantalum, columbium and scandium, which have a commercial value.

The processing of the residues to extract the materials having a commercial value is in the development stages. A method has been developed which is being tested, evaluated, and refined. After the required regulatory approvals are received, equipment will be acquired to begin extraction and processing. The estimated value of materials to be extracted is based on analysis of samples taken from the residues in the various settling ponds and a market value of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. The estimated costs of extracting and processing the residues were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Current expectations are that eight to ten years will be required to extract and process the contents of all residue storage areas. The removal of the contents of the first residue storage area is expected to start after licensing approval is received near the end of 1995. The annual recovery values are estimated to be in a range of $2,000,000 to $3,000,000. The provisions for discontinued operations reflect management's belief that, at this point in time, the current value of the extracted materials will at least equal the estimated costs of obtaining these materials, including total project estimated costs of $1,000,000 for disposal of hazardous waste from the residues. Definitive plans for extracting and processing of the residues are being developed; therefore, the costs and related value of recoveries are difficult to determine with exact precision. Decommissioning is expected to begin on a pond by pond basis immediately after the extraction of the residue from each pond.

Expenditures for environmental reclamation and decommissioning were $1,061,000, $1,986,000 and $1,001,000 in 1994, 1993, and 1992, respectively. Costs of
$763,000 which are expected to be incurred within the next year are included as plant shutdown costs in Accrued Liabilities. Costs expected to be incurred after one year are reflected on the balance sheet in Discontinued Operations as part of Other Liabilities. Based upon continuing assessment of the decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 1994 are adequate to cover the costs for environmental reclamation and decommissioning.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


In 1993, a provision of $2,717,000 ($1,676,000 after tax) was recorded to eliminate the impact of having discounted estimated costs for decommissioning in prior years since the timing and amount of costs expected to be incurred were not fixed and determinable and to eliminate previously estimated unrealized recoveries.

The net assets of discontinued operations at December 31, 1994 and 1993 include the following (in thousands of dollars):


     Land                                                        $      110
     Buildings                                                        5,218

                                                                      5,328
     Less accumulated depreciation                                    4,805

     Net assets of discontinued operations                       $      523


The Company's Precision Sheet Metal (PSM) operation within the Metal Fabrications business segment was phased out in 1993. The remaining land and buildings are carried as Other Assets - Property held for sale. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Management believes that proceeds from the sale of the property will be adequate to recover its costs, including costs of preparing the property for sale. The Company believes the reserves established for other costs associated with the close-down of PSM are adequate to cover such costs.

The Company's Escast operation, located in Addison, IL, included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes. A cost sharing agreement with the former owner of Escast is in place for any future clean-up costs. At this time, the amount of the clean-up costs is not fixed and determinable. However, the Company believes the established reserves of $641,000 are adequate to cover its share of the clean-up costs.

Environmental matters arising at other operating units are routinely reviewed and handled through operations. The Company believes that the ultimate disposition of any other pending environmental matters will not have a material adverse effect upon the consolidated financial position of the Company.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

5.  Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows:

                                                   1994              1993
     Deferred tax assets - current:
       Plant shutdown, idle facilities and
        environmental costs                     $  256,078       $   906,635
       Self-insurance accruals                     860,201           917,877
       Vacation accruals                           314,368           425,826
       State income taxes                          321,615           421,475
       Other                                       229,487           165,994

                                                $1,981,749        $2,837,807


     Deferred tax assets (liabilities) -
     noncurrent:
       State income tax net operating loss
        carryforwards net of valuation
        allowance                               $  427,378        $  501,028
       State income taxes                         (251,902)         (135,196)

                                                $  175,476        $  365,832

     Deferred tax (assets) liabilities -
     noncurrent:
       Pension credits                          $2,504,006        $2,648,452
       Plant shutdown, idle facilities and
        environmental costs                     (1,459,287)       (1,844,027)
       Other                                       (79,640)          (51,340)

                                                $  965,079        $  753,085


At December 31, 1994 and 1993, the Company had state income tax benefits of $1,023,000 and $1,141,000, respectively, from net operating loss carryforwards that expire in various years through 2008. For financial reporting purposes, valuation allowances of $596,000 and $640,000 at December 31, 1994 and 1993, respectively, were recognized for net operating loss carryforwards not anticipated to be realized before expiration.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


Details of the provision (benefit) for income taxes in the consolidated statements of operations are as follows:

                                          1994           1993           1992
     Current taxes
      Federal                         $   900,000    $   574,000    $ 1,173,000
      State and other                     331,000        450,000        272,000
                                        1,231,000      1,024,000      1,445,000
     Deferred income tax
     charge (credit)
      Federal                             950,000       (378,000)     1,562,000
      State                               156,000       ( 95,000)       267,000

                                        1,106,000       (473,000)     1,829,000
     Total                              2,337,000        551,000      3,274,000

     Allocated to
      discontinued operations                   -     (1,041,000)             -

     Cumulative effect to
      January 1, 1993 of
      change in accounting
      for income taxes                          -        (66,000)             -

     Continuing operations            $ 2,337,000    $ 1,658,000    $ 3,274,000


The deferred income tax charge in 1994 results primarily from payments for certain plant shutdown, idle facilities and environmental costs accrued in prior years.

The deferred income tax credit in 1993 results primarily from provisions for certain plant shutdown, idle facilities and environmental costs in excess of payments for these costs, reduced by deferred income tax charges of $259,000 for pension credits and self-insurance accruals.

The deferred income tax charge in 1992 results primarily from certain plant shutdown costs accrued in prior years and paid in 1992.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to combined income (loss) from continuing and discontinued operations before income tax provision is as follows:

                                          1994           1993           1992
     Income tax provision at
     statutory rate                   $ 2,022,000    $   495,000    $ 2,892,000
     Add (deduct):
      State income taxes, net of
       federal income tax provision       321,000        109,000        356,000
      Cumulative effect to
       January 1, 1993 of change in
       accounting for income taxes              -        (66,000)             -
      Other, net                           (6,000)        13,000         26,000

     Total income tax provision       $ 2,337,000    $   551,000    $ 3,274,000


Income taxes paid for each of the three years in the period ended December 31, 1994 amounted to $1,610,000, $1,131,000 and $1,454,000, respectively. Income tax refunds received during the three years in the period ended December 31, 1994 amounted to $319,000, $831,000 and $6,859,000, respectively.


6.  Retirement Plans

The Company has several non-contributory defined benefit plans covering approximately 32% of its employees. Benefits for salaried plans are generally based on salary and years of service, while hourly plans are based upon a fixed benefit rate in effect at retirement date and years of service. The Company's funding of the plans is equal to the minimum contribution required by ERISA.

Contributions to defined benefit plans totaled $108,435 in 1994 with no payments in 1993 and 1992.

The net pension (credits) in 1994, 1993 and 1992 are comprised of:


                                         1994           1993           1992

       Service cost                  $    376,000   $    388,000   $    417,000
       Interest cost on projected
        benefit obligations             3,003,000      3,005,000      2,979,000
       Actual return on Plan assets       823,000     (3,638,000)    (2,786,000)
       Net amortization and
        deferral                       (4,355,000)       (59,000)      (983,000)
       Net pension (credit)          $   (153,000)  $   (304,000)  $   (373,000)




ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


The following table sets forth the plans' funded status and amounts recognized in the balance sheet at December 31:

                                                        1994           1993
     Actuarial present value of benefit
      obligations
        Vested                                      $ 36,397,643   $ 38,683,950
        Non-vested                                       587,679        692,747

            Total accumulated benefit obligations   $ 36,985,322   $ 39,376,697

     Projected benefit obligations for services
       rendered to date                             $ 38,675,554   $ 41,224,330
     Plan assets at fair value, primarily U.S.
       Government securities and publicly traded
       stocks and bonds                               39,315,399     43,403,750
     Plan assets in excess of projected
       benefit obligations                               639,845      2,179,420
     Effect of change in assumptions,
       net gains and losses                           10,050,722      9,038,445
     Unrecognized net excess plan assets
       at January 1, 1986 being recognized
       over approximately 15 years                    (2,747,826)    (3,428,299)

             Prepaid pension asset                  $  7,942,741   $  7,789,566


The assumptions used in determining the actuarial present value of projected benefit obligations were as follows:

                                           1994   1993   1992

          Discount rate                    8.5%   7.5%   8.0%

          Rate of increase in future
          compensation levels              5.5%   5.5%   5.5%

          Expected long-term rate
          of return on assets              8.0%   8.0%   8.0%

The Company has several defined contribution plans covering approximately 69% of its employees. The defined contribution plans have funding provisions which, in certain situations, require Company contributions based upon formulae relating to employee gross wages, participant contributions or hours worked. The defined contribution plans also allow for additional discretionary Company contributions based upon profitability. The costs of these plans included in continuing
operations for 1994, 1993 and 1992 were   $839,000, $714,000 and $1,185,000,
respectively.

The Company makes medical insurance available and provides limited amounts of life insurance to retirees. Retirees electing to be covered by Company sponsored health insurance pay the full cost of such insurance. For 1994 and 1993, the Company accrued the cost of the retiree life insurance benefits in relation to the employee's service with the Company. Prior to 1993, the cost

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


of retiree life benefits were recognized when employees retired or facilities closed. Cost of postretirement benefits other than pensions for the years ended December 31, 1994, 1993 and 1992 were $44,000, $86,000 and $199,000, respectively.


7. Business Segments

The Company is a specialty metals manufacturer. For financial reporting purposes, the Company classifies its products into the following two business segments:

    Industrial Tools:

Tungsten carbide cutting tools, milling tools, toolholding devices, mining tools and accessories, construction tools, wear parts and related industrial parts.

    Metal Fabrications:

Titanium, nickel base and high alloy steel forgings; aluminum and magnesium sand mold castings; special wire products and investment castings.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


Financial information concerning the Company's segments for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                       1994            1993            1992
     NET SALES:

      INDUSTRIAL TOOLS -

       Sales                       $ 43,558,081    $ 38,607,023    $ 42,193,615

       Intersegment sales                     -          (2,934)        (15,169)

                                     43,558,081      38,604,089      42,178,446

      METAL FABRICATIONS -

       Sales                         45,783,951      50,796,887      85,013,581

       Intersegment sales               (54,696)        (13,490)        (47,188)

                                     45,729,255      50,783,397      84,966,393

                                   $ 89,287,336    $ 89,387,486    $127,144,839

     OPERATING INCOME (LOSS):

       INDUSTRIAL TOOLS            $  2,856,607    $  1,998,794    $  1,677,023

       METAL FABRICATIONS             1,809,048         576,534       5,947,435

       CORPORATE                        (13,250)        (17,198)        (30,239)

                                   $  4,652,405    $  2,558,130    $  7,594,219


Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products. Atlantic Research Corporation was a principal customer of the Company's Precision Sheet Metal (PSM) facility within the Metal Fabrications business segment and accounted for 11% of the Company's net sales for the year ended December 31, 1992.

The PSM facility in Los Angeles, California, completed the phase-out of all operations during 1993. The effect of this action did not have a significant impact on the Company's financial position. The net sales of PSM for the years ended December 31, 1993 and 1992 were $1,016,000 and $30,880,000, respectively. Operating income for the year ended December 31, 1992 was $3,156,000. The change in the reserve to state certain inventories at LIFO cost due to LIFO inventory liquidations increased operating income by $3,085,000 for the year ended December 31, 1992. Gain of $2,238,000 from disposal of PSM equipment in 1993 was deferred to cover anticipated plant shutdown costs. Identifiable assets of PSM included $1,361,000 for property and plant which are carried in Other Non-Current Assets at December 31, 1994. Depreciation on the property, plant and equipment was $119,000 and $482,000 for the years ended December 31, 1993 and 1992, respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Operating income of the Industrial Tools business segment in 1992 includes profits from LIFO inventory liquidations for the change in the reserve to state certain inventories at LIFO cost of $802,000.

Operating income of the Metal Fabrications business segment in 1992 includes profits from LIFO inventory liquidations for the change in the reserve to state certain inventories at LIFO cost of $3,070,000.

The percentages of net sales for classes of similar products which exceeded ten percent of the Company's consolidated net sales, for the period indicated, are set forth below:
                                                          Percentage of
                                                      Consolidated Net Sales
     Products               Business Segments        1994      1993      1992

     Tungsten carbide
      cutting tools         Industrial Tools         29%       25%       18%

     Pressure vessels       Metal Fabrications        -%        1%       15%

     Nonferrous forgings    Metal Fabrications       12%        8%       11%

     Investment castings    Metal Fabrications       13%        7%        7%


The identifiable assets, depreciation and capital expenditures for the years ended December 31, 1994, 1993 and 1992 are as follows:


                                          1994           1993           1992
     Identifiable assets
      Industrial Tools                $14,007,160    $12,212,684    $12,135,501
      Metal Fabrications               22,089,022     23,235,416     30,547,941
      Corporate/Discontinued           36,784,736     37,843,234     35,623,265

         Total assets                 $72,880,918    $73,291,334    $78,306,707

     Depreciation
      Industrial Tools                $   716,800    $   692,728    $   455,649
      Metal Fabrications                1,258,238      1,505,457      1,679,466
      Corporate/Discontinued                    -              -              -

         Total depreciation           $ 1,975,038    $ 2,198,185    $ 2,135,115


     Capital expenditures
      Industrial Tools                $ 1,055,600    $   109,310    $   654,811
      Metal Fabrications                  598,853        326,687        533,355
      Corporate/Discontinued                    -              -              -

         Total capital expenditures   $ 1,654,453    $   435,997    $ 1,188,166



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

8.  Lease Commitments

The Company leases data processing, transportation and other equipment, as well as certain facilities, under operating leases. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses.

Total minimum future rentals under noncancelable leases at December 31, 1994 were $1,540,000, including $584,000 in 1995, $510,000 in 1996, $259,000 in 1997,
$185,000 in 1998, and $2,000 in 1999 and thereafter. Rental expense of the continuing operations was $1,187,000 in 1994, $2,024,000 in 1993, and $2,091,000
in 1992.

Property, plant and equipment included $312,000 and $198,000 in machinery and equipment from capital leases at December 31, 1994 and 1993, respectively. Future minimum payments including interest are $104,000 in 1995, $98,000 in 1996 and $9,000 in 1997.



             SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   (thousands of dollars except
   per share data)                 Mar. 31,    Jun. 30 ,   Sep. 30,    Dec. 31,

   1994
     Net sales                    $  21,813   $  22,053   $  22,319   $ 23,102
     Gross profit                     4,288       4,413       4,121      4,432

     Net income                         853         844       1,012        900
     Net income per common share        .10         .10         .12        .10

   1993
     Net sales                    $  23,526   $  23,281   $  21,831   $ 20,749
     Gross profit                     4,265       4,131       3,681      3,731
     Income from continuing
       operations                       910         645         367        594
     Net income (loss)                  976         645         367     (1,082)
     Income per common share from
       continuing operations            .10         .08         .04        .07
     Net income (loss) per common
       share                            .11         .08         .04       (.12)


The third quarter, 1994 net income included $152,000 net gain on the sale of property at the Precision Sheet Metal (PSM) facility, the operations of which were phased out in 1993.

The fourth quarter, 1993 net income was reduced by a loss from discontinued operations of $1,676,000 from the revaluation of environmental liabilities from present value to gross cost.

Amounts presented above for 1993 have been adjusted from those previously reported to conform with the 1994 classifications.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information regarding the Company's directors and executive officers is included in Part I page 8.

                  Additional information concerning the Company's directors is incorporated by reference to information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 1995.

ITEM 11 - EXECUTIVE COMPENSATION

                  Incorporated herein by reference to information under the caption "Compensation of Directors and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 1995.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)(b)(c) The information required by this Item 12 is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 1995.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Incorporated herein by reference to the information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 1995.



                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

         (a)(1)   Index to Consolidated Financial Statements:
                                                                    Form 10-K
                                                                       Page

                  Report of Independent Auditors.                       18

                  Consolidated Statement of Operations for each
                  of the three years in the period ended
                  December 31, 1994.                                    19

                  Consolidated Balance Sheet at December 31,
                  1994 and 1993.                                      20-21

                  Consolidated Statement of Cash Flows for each
                  of the three years in the period ended
                  December 31, 1994.                                  22-23

                  Consolidated Statement of Shareholders'
                  Equity for each of the three years in the
                  period ended December 31, 1994.                       24

                  Notes to Consolidated Financial Statements.         25-38

                  Summary Quarterly Financial Data for the
                  years ended December 31, 1994 and 1993.               38

         (a)(2)   Index to Consolidated Financial Statement Schedule:

                  Consolidated Financial Statement Schedule for each of the three years ended
                  December 31, 1994:

                  II.  Valuation and qualifying accounts                41


     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

         (a)(3) The following exhibits required by Item 601 of Regulation S-K are submitted as follows:

                  Exhibit 3.1 -  Certificate of Incorporation

                  Exhibit 3.2 -  By-Laws

                  Exhibit 22  -  Subsidiaries of the Registrant

     All other exhibits are omitted since the required information is not present or is not present in amounts sufficient to require submission.

         (b) No reports have been filed on Form 8-K during the last quarter of the year ended December 31, 1994.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Additions
                                Balance at   Charged to                Balance
                                Beginning     Cost and    Deductions    at End
                                 of Year      Expenses       (1)       of Year

    Allowance for Doubtful
     Accounts:

    Year ended 12/31/94         $ 276,440    $ (21,929)   $ (21,929)  $ 276,440

    Year ended 12/31/93         $ 324,440    $  57,464    $ 105,464   $ 276,440

    Year ended 12/31/92         $ 324,440    $ 403,206    $ 403,206   $ 324,440



  (1)  Accounts written off, net of recoveries.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                   FANSTEEL INC.
                                                                   Registrant

  Date:  March 6, 1995          By:  \s\ Keith R. Garrity
                                     Keith R. Garrity, Chairman and Chief
                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

   Signature                     Title                      Date
                                 Director, Chairman of the
                                 Board and Chief Executive
   \s\ Keith R. Garrity          Officer                    March 6, 1995
   Keith R. Garrity

                                 Vice President and Chief
   \s\ R. Michael McEntee        Financial Officer          March 6, 1995
   R. Michael McEntee


   \s\ Betty B. Evans            Director                   March 13, 1995
   Betty B. Evans


   \s\ Edward P. Evans           Director                   March 23, 1995
   Edward P. Evans


   \s\ R. S. Evans               Director                   March 21, 1995
   Robert S. Evans


   \s\ T. M. Evans               Director                   March 13, 1995
   Thomas M. Evans

   \s\ Thomas M. Evans, Jr.      Director                   March 27, 1995
   Thomas M. Evans, Jr.


   \s\ Jack S. Petrik            Director                   March 17, 1995
   Jack S. Petrik


   \s\ C. J. Queenan, Jr.        Director                   March 7, 1995
   Charles J. Queenan, Jr.


                                INDEX TO EXHIBITS

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference:

       Exhibit                                      Prior Filing or Sequential
         No.                                            Page Number Herein


         3.1     Certificate of Incorporation     Company's Form 10-K filed
                                                  March 31, 1993 (*)

         3.2     By-Laws                          Annex II to the Company's
                                                  annual proxy statement
                                                  dated March 15, 1985,
                                                  File No. 1-8676 (*)


         22      Subsidiaries of the Registrant                 44