Form 10-Q
period 1995-03-31
FANSTEEL INC
filed 1995-05-11
CIK 34471

FORM 10Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended                March 31, 1995
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                 to
     Commission File Number:                   1-8676

                              FANSTEEL INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                36-1058780
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)              Identification No.)


      Number One Tantalum Place, North Chicago, IL          60064
        (Address of principal executive offices)          (Zip Code)

                               (708) 689-4900
              (Registrant's telephone number, including area code)


                                Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of April 30, 1995)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 2
                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET
                                                        March 31,   December 31,
                                                          1995          1994
   ASSETS                                              (Unaudited)        *
   Current Assets
    Cash and cash equivalents (including securities
     purchased under agreement to resell of
     $7,844,000 in 1995 and $8,815,000 in 1994)       $ 9,092,867   $ 9,429,031

    Marketable securities                                 343,980       293,367
    Accounts receivable - net                          14,299,987    13,048,394
    Inventories
     Raw material                                       2,829,082     3,135,098
     Work-in-process                                   10,746,948    11,376,665
     Finished goods                                     5,620,421     5,256,355
                                                       19,196,451    19,768,118
     Less reserve to state certain
      inventories at LIFO cost                          6,987,569     6,987,569
                                                       12,208,882    12,780,549
    Other assets - current
     Deferred income taxes                              1,848,240     1,981,749
     Other                                                815,072       949,479
         Total current assets                          38,609,028    38,482,569
   Net Assets of Discontinued Operations                  522,637       522,637
   Property, Plant and Equipment
    Land                                                  872,641       872,641
    Buildings                                           8,733,515     8,721,261
    Machinery and equipment                            43,948,214    43,305,113
                                                       53,554,370    52,899,015
    Less accumulated depreciation                      44,064,190    43,535,103
                                                        9,490,180     9,363,912
   Other Assets
    Marketable securities                              15,069,077    15,001,512
    Prepaid pension asset                               7,948,741     7,942,741
    Deferred income taxes                                 171,966       175,476
    Property held for sale                              1,361,008     1,361,008
    Other                                                  31,063        31,063
                                                       24,581,855    24,511,800

   Total Assets                                       $73,203,700   $72,880,918




                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 3
                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                        March 31,   December 31,
                                                          1995          1994
                                                       (Unaudited)        *

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
    Accounts payable                                  $ 7,761,275   $ 7,607,591
    Accrued liabilities                                 8,637,449     9,716,919
    Accrued income taxes                                  890,423        57,481
    Current maturities of long-term debt                   23,666             -
         Total current liabilities                     17,312,813    17,381,991
   Long-term Debt                                         101,334             -
   Other Liabilities
    Discontinued operations                             4,255,000     4,255,000
    Deferred income taxes                               1,015,763       965,079
    Obligations under capital leases                       80,073       107,057
         Total other liabilities                        5,350,836     5,327,136
   Shareholders' Equity
    Preferred stock without par value
     Authorized and unissued 1,000,000 shares                   -             -

    Common stock, par value $2.50
     Authorized 12,000,000 shares
     Issued and outstanding 8,598,858 shares           21,497,145    21,497,145
    Unrealized (loss) on marketable securities            (30,433)      (81,525)
    Retained earnings                                  28,972,005    28,756,171
                                                       50,438,717    50,171,791

   Total Liabilities and Shareholders' Equity         $73,203,700   $72,880,918


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

FANSTEEL INC.                                                          Form 10-Q
                        CONSOLIDATED STATEMENT OF INCOME                  Page 4
                                   (UNAUDITED)


                                                  For the Three Months Ended
                                                    March 31,      March 31,
                                                      1995           1994

     Net sales                                    $ 25,649,004   $ 21,813,316

     Costs and expenses
      Cost of products sold                         20,753,940     17,525,662
      Selling, general and administrative            3,401,363      3,155,911

                                                    24,155,303     20,681,573


     Operating income                                1,493,701      1,131,743

     Other income (expense)
      Interest income on investments                   303,884        234,126
      Other                                            (32,865)        20,512

                                                       271,019        254,638


     Income before income taxes                      1,764,720      1,386,381


     Income tax provision                              689,000        533,000

     Net income                                   $  1,075,720   $    853,381


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858


     Net income per share
      (on average shares outstanding)                    $0.13          $0.10



     Dividends per common share                          $0.10          $0.10






                (See Notes to Consolidated Financial Statements)


                                  FANSTEEL INC.                        Form 10-Q
                      CONSOLIDATED STATEMENT OF CASH FLOWS                Page 5
                                  (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,
                                                          1995          1994

                                                      Increase (decrease) in
                                                    cash and cash equivalents
   Cash flows from operating activities:

     Net income                                       $ 1,075,720   $   853,381

     Adjustments to reconcile net income to net cash provided by (used in) operating activities:

       Depreciation                                       529,142       507,033
       Net pension (credit)                                (6,000)      (27,213)
       Deferred income tax charge                         155,718             -

       Changes in assets and liabilities:

        (Increase) decrease in marketable securities      (35,101)       19,653
        (Increase) in accounts receivable              (1,251,593)     (742,091)
        Decrease (increase) in inventories                571,667      (267,645)
        Decrease (increase) in other assets - current     134,407       (70,267)
        (Decrease) increase in accounts payable and
          accruals                                       (927,394)      412,174
        Increase in income taxes payable                  832,942       457,677
        Decrease in other assets                                -         1,923

     Net cash provided by operating activities          1,079,508     1,144,625

   Cash flows from investing activities:

     Additions to property, plant and equipment          (655,410)     (314,321)
     Proceeds from sale of marketable
       securities - current                                     -     5,000,000
     Investment in marketable securities - current              -    (5,063,670)

     Net cash (used in) investing activities             (655,410)     (377,991)

   Cash flows from financing activities:

     Proceeds from long-term debt                         125,000             -
     Principal payments for capital leases                (25,376)            -
     Dividends paid                                      (859,886)     (859,886)

     Net cash (used in) financing activities             (760,262)     (859,886)

   Net (decrease) in cash and cash equivalents           (336,164)      (93,252)


   Cash and cash equivalents at beginning of period     9,429,031    10,644,413

   Cash and cash equivalents at March 31              $ 9,092,867   $10,551,161


                (See Notes to Consolidated Financial Statements)

FANSTEEL INC.                                                          Form 10-Q
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             Page 6
                                   (UNAUDITED)


Consolidated Financial Statements


  The consolidated balance sheet at March 31, 1995, the consolidated statements of income and cash flows for the three months ended March 31, 1995 and 1994, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

  Effective January 1, 1994, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has determined its securities to be "held-to-maturity" or "available-for-sale" securities, depending upon the applicable security. Marketable securities with a maturity date of one year or less at time of purchase are classified as current, and over one year maturity date at time of purchase are classified as non-current on the balance sheet.

  Securities classified as available-for-sale at March 31, 1995 include U.S. government securities and municipal bonds with maturity dates from April 3, 1995 to September 30, 1998. Net unrealized holding losses included in shareholders' equity at March 31, 1995 are $30,000, consisting of gross unrealized losses of $42,000 net of tax. The aggregate fair value of these securities at March 31, 1995 is $5,193,000. Amortized cost of U.S. government securities and municipal bonds available for sale at March 31, 1995 is $1,444,000 and $3,791,000, respectively.

  Securities classified as held-to-maturity at March 31, 1995 represent U.S. Treasury Notes with maturity dates of January 31, 1997 and April 14, 1998. Amortized cost and fair value of these securities at March 31, 1995 are $9,975,000 and $9,706,000, respectively. There was a gross unrealized loss on these securities of $269,000 at March 31, 1995.




                                  FANSTEEL INC.                        Form 10-Q
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)         Page 7
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into two business segments: Industrial Tools and Metal Fabrications. Net sales and operating income for the first quarter ended March 31, 1995 and 1994 for each of the Company's business segments are summarized below:

                                              1995           1994

          Net Sales:

            Industrial Tools -
              Sales                       $ 12,501,132   $ 10,607,544
              Intersegment sales                     -              -
                                            12,501,132     10,607,544
            Metal Fabrications
              Sales                         13,155,943     11,217,397
              Intersegment sales                (8,071)       (11,625)
                                            13,147,872     11,205,772

                                          $ 25,649,004   $ 21,813,316

          Operating Income:

            Industrial Tools              $    879,107   $    672,952

            Metal Fabrications                 617,352        459,988
            Corporate                           (2,758)        (1,197)

                                          $  1,493,701   $  1,131,743



                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       Page 8




Quarter Ended March 31, 1995 Compared to Quarter Ended March 31, 1994

  Net Sales for the first quarter of 1995 were $25,649,000, an increase of $3,836,000 or 17.6% from first quarter, 1994 net sales of $21,813,000.

  Industrial Tools business segment net sales for the three months ended March 31, 1995 were $12,501,000, compared to $10,607,000 for the same period of 1994, which is an increase of $1,894,000 or 17.9%. The primary factors for the sales resurgence in this business segment were improvements in the general manufacturing economy and new product development within a key product line, tungsten carbide inserts. Showing substantial sales growth from the first quarter of 1994 were tungsten carbide wear parts product lines, primarily tungsten carbide rod and tungsten carbide die blanks and bushings. Overall, tungsten carbide wear parts product lines sales have increased 27.9% over the performance of the first quarter of 1994. Insert product line sales for the first quarter of 1995 were 19.5% ahead of the same period of last year. Development of the VR/Notch and diamond-tipped inserts has had a positive effect on revenue generation in this product line. Tungsten carbide wear parts' sales have increased continuously over the last several years aided by the recent expansion of the domestic manufacturing economy. Other product lines which have shown some improvement in the current quarter include tungsten carbide blanks and strips, Tantung, tools and blades, and turning tools. An additional factor in the revenue increase for Industrial Tools was the necessity to increase prices due to inflationary pressures. However, net sales in the coal tool product line decreased moderately from first quarter of 1994 as price competition for available business tended to have a negative impact on revenues. Construction product line net sales have declined over the last four quarters.
A new sales strategy, begun in 1994, involving arrangements with agents and manufacturer representatives, is expected to have a positive impact on sales of construction tools.

  Net sales of the Metal Fabrications business segment were $13,148,000 for the three months ended March 31, 1995, an increase of $1,942,000 or 17.3% from first quarter, 1994 net sales of $11,206,000. Investment castings product line net sales for the first quarter, 1995 were 56.7% ahead of the first quarter of 1994. Increased sales to the automotive, industrial, construction tool, valve, and firearms industries were spurred by the improved general industrial economy and customer requirements for new products. The forgings product line, and product lines utilizing the sand mold casting process, had improved sales performance over that realized in the first quarter of 1994. These product lines had been, and to an extent, still are dependent upon the defense aerospace industry. In response to the decline in defense spending, the Company began to emphasize marketing these products for commercial applications. The forgings product line improved 19.5% in the current quarter due to improved economic conditions in commercial aviation and medical products industries. Sand mold castings product lines experienced only a marginal improvement. Conversion to new designs and production processes to increase efficiencies and to attract new customers to our products is ongoing. Wire forms product lines sales for the first quarter, 1995 improved slightly over strong sales from the same period of 1994.



                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       Page 9
                                    (Contd.)



  Cost of goods sold for the three months ended March 31, 1995 was $20,754,000 as compared to $17,526,000 for the same period of 1994, an increase of $3,228,000 or 18%. Sales volume increases, along with raw material cost increases, are primarily responsible in the increase in cost of goods sold. As a percent of net sales, cost of goods sold was 80.9% for 1995 compared to 80.3% for 1994. Material cost increases in 1995, primarily carbon steel, stainless steel, tungsten, and cobalt, have outpaced sales price increases.

  Selling, general and administrative expenses increased $245,000 or 7.8%, from $3,156,000 for the quarter ended March 31, 1994 to $3,401,000 for the first quarter of 1995. Selling, general and administrative expenses as a percent of net sales for the quarter ended March 31, 1995 were 13.3% compared to 14.5% for the same period of the prior year. Although rising sales volume has led to increased variable selling expenses, primarily commissions, conservative business practices combined with increased sales have had a positive effect on operating margins.

  Other income for the first quarter of 1995 was $271,000 which is an increase of $16,000 from the first quarter of 1994. Interest earned on marketable securities in 1995 is primarily responsible for this small increase, reflecting higher interest rates in effect in the current quarter compared to the same quarter of last year.

  Net income for the quarter ended March 31, 1995 was $1,076,000 or $.13 per share compared to $853,000 or $.10 per share for the same quarter of 1994, an increase of $223,000 or 26.1%.

  Backlog of orders at March 31, 1995 totaled $27,867,000 compared to $24,319,000 at March 31, 1994, an increase of $3,548,000 or 14.6%. Backlog in the Industrial Tools business segment at March 31, 1995 was $4,832,000, an increase of $510,000 or 11.8% from March 31, 1994. The tungsten carbide inserts and drilling compacts product lines were primarily responsible for the backlog increase in this business segment. Metal Fabrications business segment backlog increased $3,038,000 or 15.2% from March 31, 1994 to $23,035,000 at March 31,
1995. Backlog of orders in the investment castings product line improved substantially from the quarter-end one year ago. Product lines historically dependent upon defense and/or aerospace markets, namely the forging and sand mold casting product lines, had encouraging increases in backlog from the same period of last year. Forgings product line improved 6.2% while product lines utilizing the sand mold casting process improved 22.3%. Strong order performance in the first quarter of 1995 for these product lines is indicative that the Company's determination to carve a niche in the commercial markets will prove beneficial. Wire forms product line backlog remained strong but basically unchanged from the prior year.


Outlook

  The improved industrial economy, combined with modernization of the Company's production processes, new product development and investment in capital equipment, provide a foundation for growth in commercial markets. The Company has a strong balance sheet, which allows for application of funds in each of these areas as required.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       Page 10
                                    (Contd.)


  The Company recognizes that its ability to endure the impact of economic recession and the substantial decline of the defense and aerospace business, in particular, was due in large part to decisions focused on restructuring, cost reduction, and subsequent cost containment. As the Company continues to pursue avenues to increase sales and profits, cost control programs based on strategic use of available resources will remain active throughout the Company. The Company is investigating the means by which it can work in partnership with states and municipalities on funding assistance for expansion of production capabilities.

  The formerly defense-related operating units are continuing to place primary focus on a transition from military to commercial markets. Capital equipment investment has been initiated and modernized production techniques employed to facilitate this transition.


Liquidity and Capital Resources

  Cash and cash equivalents decreased $336,000 from a December 31, 1994 balance of $9,429,000 to $9,093,000 at March 31, 1995. Operating activities provided $1,080,000 including net income of $1,076,000 and depreciation of $529,000. Capital expenditures in the first quarter of 1995 totaled $655,000. Financing activities in the first quarter of 1995 included dividend payments of $860,000 offset by proceeds from long-term debt of $125,000.

  During the remainder of the year, it is expected that sufficient cash will be generated from operations to cover normal operating requirements. If the need arises, the Company has strong, long-term relations with several large banking institutions.

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. A $125,000 loan was received in the first quarter of 1995, and an additional $340,000 loan is expected in the second quarter of 1995, from the State of Iowa for production improvements and modernization at our sand mold casting operation.

  At March 31, 1995, the Company had $344,000 of current marketable securities and $5,094,000 of non-current marketable securities, classified as available-for-sale, invested in U.S. government securities and municipal bonds. The liquidity of these securities is readily available, although no need is anticipated. The non-current marketable securities classified as held-to-maturity, with a book value of $9,975,000 and a fair value of $9,706,000, are U.S. Treasury Notes. The intent of the Company is to hold these notes to maturity and the Company does not foresee any circumstance which will hinder its ability to do so.

  At March 31, 1995, the Company had established reserves of $4,861,000 for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved. This decommissioning plan has not been approved by the
appropriate government agencies as of March 31, 1995.   Before decommissioning
procedures begin, the Company plans to extract materials within the residue storage ponds at the site, such as tantalum, columbium and scandium, which have a commercial value.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       Page 11
                                    (Contd.)


  The processing of the residues to extract the materials having a commercial value is in the development stages. A method has been devised which is being tested, evaluated, and refined. After the required regulatory approvals are received, equipment will be acquired to begin extraction and processing. The estimated value of materials to be extracted is based on analysis of samples taken from the residues in the various ponds and a market value of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. The estimated costs of extracting and processing the residues were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Current expectations are that eight to ten years will be required to extract and process the contents of all residue storage areas. The removal of the contents of the first residue storage pond is expected to start after licensing approval is received near the end of 1995. The provisions for discontinued operations reflect management's belief that, at this point in time, the current value of the extracted materials will at least equal the estimated costs of obtaining these materials, including estimated costs for disposal of hazardous waste from the residues. Decommissioning is expected to begin on a pond by pond basis immediately after the extraction of the residue from each pond. Based upon continuing assessment of the decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at March 31, 1995 are adequate to cover the costs for environmental reclamation and decommissioning.

  The remaining land and buildings of the Company's former Precision Sheet Metal
(PSM) operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Management believes that proceeds from the sale of the property will be adequate to recover its costs, including costs of preparing the property for sale.

  The Company's Escast operation, located in Addison, IL, included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on-site. A cost sharing agreement with the former owner of Escast is in place for any future clean-up costs. At this time, the amount of the clean-up costs is not fixed and determinable. However, the Company believes the established reserves of $617,000 are adequate to cover its share of the clean-up costs.

  Environmental matters arising at other operating units are routinely reviewed and handled through operations. The Company believes that the ultimate disposition of any other pending environmental matters will not have a material adverse effect upon the consolidated financial position of the Company.




                                                                       Form 10-Q
                                                                       Page 12

                           PART II - OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K

     b)   No reports on Form 8-K were filed during the quarter ended
          March 31, 1995.


                                                                       Form 10-Q
                                                                       Page 13







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Fansteel Inc.
                                       (Registrant)





Date -  5/9/95                         \s\ Keith R. Garrity
                                          Keith R. Garrity
                         Chairman of the Board and Chief Executive Officer







Date -  5/4/95                          \s\ William D. Jarosz
                                          William D. Jarosz
                                 President and Chief Operating Officer







Date -  5/4/95                        \s\ R. Michael McEntee
                                        R. Michael McEntee
                             Vice President and Chief Financial Officer