Form 10-Q
period 1995-06-30
FANSTEEL INC
filed 1995-08-08
CIK 34471

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

     For the period ended                June 30, 1995

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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of July 31, 1995)


                       PART 1 - FINANCIAL INFORMATION               Form 10-Q
                       ITEM 1 - FINANCIAL STATEMENTS                Page 2
                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET
                                                        June 30,    December 31,
                                                          1995          1994
   ASSETS                                              (Unaudited)        *

   Current Assets
    Cash and cash equivalents (including securities
     purchased under agreement to resell of
     $6,744,000 in 1995 and $8,815,000 in 1994)       $ 7,851,926   $ 9,429,031
    Marketable securities                                 425,507       293,367
    Accounts receivable - net                          14,890,587    13,048,394
    Inventories
     Raw material                                       2,755,249     3,135,098
     Work-in-process                                   11,102,061    11,376,665
     Finished goods                                     5,392,923     5,256,355
                                                       19,250,233    19,768,118
     Less reserve to state certain
      inventories at LIFO cost                          6,987,569     6,987,569
                                                       12,262,664    12,780,549
    Other assets - current
     Deferred income taxes                              1,645,911     1,981,749
     Other                                                970,049       949,479
         Total current assets                          38,046,644    38,482,569
   Net Assets of Discontinued Operations                  522,637       522,637
   Property, Plant and Equipment
    Land                                                1,337,641       872,641
    Buildings                                           9,069,327     8,721,261
    Machinery and equipment                            44,660,308    43,305,113
                                                       55,067,276    52,899,015
    Less accumulated depreciation                      44,565,979    43,535,103
                                                       10,501,297     9,363,912
   Other Assets
    Marketable securities                              15,115,474    15,001,512
    Prepaid pension asset                               7,954,741     7,942,741
    Deferred income taxes                                 222,742       175,476
    Property held for sale                              1,361,008     1,361,008
    Other                                                  31,063        31,063
                                                       24,685,028    24,511,800

   Total Assets                                       $73,755,606   $72,880,918




                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                       PART 1 - FINANCIAL INFORMATION               Form 10-Q
                       ITEM 1 - FINANCIAL STATEMENTS                Page 3
                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                        June 30,    December 31,
                                                          1995          1994
                                                       (Unaudited)        *

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
    Accounts payable                                  $ 8,756,886   $ 7,607,591
    Accrued liabilities                                 8,767,825     9,716,919
    Accrued income taxes                                  456,074        57,481
    Current maturities of long-term debt                   57,728             -
         Total current liabilities                     18,038,513    17,381,991
   Long-term Debt                                         231,913             -
   Other Liabilities
    Discontinued operations                             4,000,000     4,255,000
    Deferred income taxes                               1,092,692       965,079
    Obligations under capital leases                       52,671       107,057

         Total other liabilities                        5,145,363     5,327,136
   Shareholders' Equity
    Preferred stock without par value
     Authorized and unissued 1,000,000 shares                   -             -
    Common stock, par value $2.50
     Authorized 12,000,000 shares
     Issued and outstanding 8,598,858 shares           21,497,145    21,497,145
    Unrealized gain (loss) on marketable securities        10,025       (81,525)
    Retained earnings                                  28,832,647    28,756,171
         Total shareholders' equity                    50,339,817    50,171,791

   Total Liabilities and Shareholders' Equity         $73,755,606   $72,880,918


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

                               FANSTEEL INC.                   Form 10-Q
                     CONSOLIDATED STATEMENT OF INCOME          Page 4
                                   (UNAUDITED)


                                                  For the Three Months Ended
                                                    June 30,       June 30,
                                                      1995           1994

     Net sales                                    $ 25,732,165   $ 22,053,067

     Costs and expenses
      Cost of products sold                         21,446,447     17,639,703
      Selling, general and administrative            3,356,949      3,159,676

                                                    24,803,396     20,799,379


     Operating income                                  928,769      1,253,688

     Other income (expense)
      Interest income on investments                   310,934        245,696
      Interest other - net                              (2,810)        (3,668)
      Other                                            (22,365)       (61,388)

                                                       285,759        180,640


     Income before income taxes                      1,214,528      1,434,328


     Income tax provision                              494,000        590,000


     Net income                                   $    720,528   $    844,328


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858


     Net income per share
      (on average shares outstanding)                    $0.08          $0.10



     Dividends per common share                          $0.10          $0.10





                (See Notes to Consolidated Financial Statements)


                               FANSTEEL INC.                   Form 10-Q
                     CONSOLIDATED STATEMENT OF INCOME          Page 5
                                   (UNAUDITED)


                                                   For the Six Months Ended
                                                    June 30,       June 30,
                                                      1995           1994

     Net sales                                    $ 51,381,169   $ 43,866,383

     Costs and expenses
      Cost of products sold                         42,200,387     35,165,365
      Selling, general and administrative            6,758,312      6,315,587

                                                    48,958,699     41,480,952


     Operating income                                2,422,470      2,385,431

     Other income (expense)
      Interest income on investments                   614,818        479,822
      Interest other - net                              (2,771)        (4,068)
      Other                                            (55,269)       (40,476)

                                                       556,778        435,278


     Income before income taxes                      2,979,248      2,820,709


     Income tax provision                            1,183,000      1,123,000


     Net income                                   $  1,796,248   $  1,697,709


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858


     Net income per share
      (on average shares outstanding)                    $0.21          $0.20



     Dividends per common share                          $0.20          $0.20






                (See Notes to Consolidated Financial Statements)


                              FANSTEEL INC.                      Form 10-Q
                 CONSOLIDATED STATEMENT OF CASH FLOWS            Page 6
                                  (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,
                                                           1995        1994

                                                       Increase (decrease) in
                                                     cash and cash equivalents
   Cash flows from operating activities:
     Net income                                       $ 1,796,248   $ 1,697,709

     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation                                     1,030,931     1,016,010
       Net pension (credit)                               (12,000)      (46,307)
       (Gain) from disposal of property, plant and
         equipment                                              -          (500)
       Deferred income tax charge                         366,393             -

       Changes in assets and liabilities:

        (Increase) decrease in marketable securities     (104,760)       19,106
        (Increase) decrease in accounts receivable     (1,842,193)      125,034
        Decrease in income tax refunds receivable           2,288             -
        Decrease (increase) in inventories                517,885      (610,119)
        (Increase) in other assets - current              (20,570)      (48,633)
        (Decrease) increase in accounts payable and
          accruals                                        (58,040)      500,111
        Increase in income taxes payable                  396,305       395,663
        Decrease in other assets                                -         2,579

     Net cash provided by operating activities          2,072,487     3,050,653

   Cash flows from investing activities:
     Additions to property, plant and equipment        (2,168,316)     (795,893)
     Proceeds from sale of property, plant
       and equipment                                            -           500
     Proceeds from sale of marketable
       securities                                               -     5,000,000
     Investment in marketable securities                        -    (8,028,434)

     Net cash (used in) investing activities           (2,168,316)   (3,823,827)

   Cash flows from financing activities:
     Proceeds from long-term debt                         295,310             -
     Payments of long-term debt                            (5,669)     (300,000)
     Proceeds from capital leases                               -       113,924
     Principal payments for capital leases                (51,145)      (40,991)
     Dividends paid                                    (1,719,772)   (1,719,772)

     Net cash (used in) financing activities           (1,481,276)   (1,946,839)

   Net (decrease) in cash and cash equivalents         (1,577,105)   (2,720,013)


   Cash and cash equivalents at beginning of period     9,429,031    10,644,413

   Cash and cash equivalents at June 30               $ 7,851,926   $ 7,924,400

                (See Notes to Consolidated Financial Statements)

                                FANSTEEL INC.                    Form 10-Q
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Page 7
                                   (UNAUDITED)


Consolidated Financial Statements

  The consolidated balance sheet at June 30, 1995, the consolidated statements of income for the three months and six months ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six months ended June 30, 1995 and 1994, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

  Effective, January 1, 1994, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has determined its securities to be "held-to-maturity" or "available-for-sale" securities, depending upon the applicable security. Marketable securities with a maturity date of one year or less at time of purchase are classified as current, and over one year maturity date at time of purchase are classified as non-current on the balance sheet.

  Securities classified as available-for-sale at June 30, 1995 include U.S. government securities and municipal bonds with maturity dates from July 3, 1995 to September 30, 1998. Net unrealized holding gains included in shareholders' equity at June 30, 1995 are $10,000, consisting of gross unrealized gains of $16,000 net of deferred income taxes. The aggregate fair value of these securities at June 30, 1995 is $5,307,000. Amortized cost of U.S. government securities and municipal bonds available-for-sale at June 30, 1995 is $1,515,000 and $3,776,000, respectively.

  Securities classified as held-to-maturity at June 30, 1995 represent U.S. Treasury Notes with maturity dates of January 31, 1997 and April 14, 1998. Amortized cost and fair value of these securities at June 30, 1995 are $9,977,000 and $9,933,000, respectively. There was a gross unrealized loss on these securities of $44,000 at June 30, 1995.



                                FANSTEEL INC.                    Form 10-Q
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)     Page 8
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into two business segments: Industrial Tools and Metal Fabrications. Net sales and operating income for the second quarter and six months ended June 30, 1995 and 1994 for each of the Company's business segments are summarized below:

                               Second Quarter                Six Months
                             1995          1994          1995          1994

   Net Sales:

 Industrial Tools -

     Sales               $12,811,150   $10,800,832   $25,312,282   $21,408,376
     Intersegment sales          (35)            -           (35)            -
                          12,811,115    10,800,832    25,312,247    21,408,376

 Metal Fabrications -

     Sales                12,923,948    11,264,667    26,079,891    22,482,064
     Intersegment sales       (2,898)      (12,432)      (10,969)      (24,057)
                          12,921,050    11,252,235    26,068,922    22,458,007

                         $25,732,165   $22,053,067   $51,381,169   $43,866,383

   Operating Income:

    Industrial Tools     $   763,593   $   780,210   $ 1,642,700   $ 1,453,162

    Metal Fabrications       174,616       476,639       791,968       936,627

    Corporate                 (9,440)       (3,161)      (12,198)       (4,358)

                         $   928,769   $ 1,253,688   $ 2,422,470   $ 2,385,431





                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 9



Quarter Ended June 30, 1995 Compared to Quarter Ended June 30, 1994

  Net sales for the quarter ended June 30, 1995 were $25,732,000, an increase of $3,679,000 or 16.7% over second quarter, 1994 net sales of $22,053,000.

  Industrial Tools business segment net sales for the second quarter of 1995 were $12,811,000 compared to $10,801,000 for the same period of 1994, an increase of $2,010,000 or 18.6%. Tungsten carbide product lines net sales advanced in the current quarter as the domestic industrial markets maintained the improvements seen in the first quarter of 1995. Tungsten carbide cutting tools product lines, primarily tungsten carbide inserts and rod, also showed significant improvement in the current period. Aggressive marketing and supply techniques, coupled with new product offerings, were primarily responsible for the improved sales performance in these products. Also showing increases in sales volume were die blanks and bushings, drilling compacts, and Tantung products. Construction tools product line net sales, however, decreased compared to the second quarter of last year. Weather conditions, especially in the eastern United States, slowed the start of the road construction season. Also, many states delayed the release of funding for certain road projects. Coal mining tool sales were flat as coal production was down in the high-sulfur coal regions and price competition was stiff.

  Metal Fabrications business segment net sales of $12,921,000 increased $1,669,000 or 14.8%, from second quarter, 1994 net sales. Investment castings sales in the second quarter of 1995 outpaced the same period of 1994 by 17.2%. Growth in domestic production, especially for small trucks, is the primary reason for improvement in this product line. Forgings and sand mold castings product lines net sales increased 34.2% and 17.4%, respectively, an indication that some improvement in the defense and commercial aerospace markets has finally begun. Forging product line sales volume increases were primarily due to commercial aerospace customers, most notably for the Boeing 777 project. Sales for certain defense programs, such as the Lockheed/Boeing F22 and F15 aircraft, also showed improvement in the quarter. Sales increases in the sand mold castings product line were primarily due to additional funding for the V22 program. Order activity has shown increases in commercial markets but significant sales have not yet been realized. Wire forming product line net sales decreased slightly compared to the prior year, as a decline in demand from outdoor products customers was noted.

  Cost of goods sold for the second quarter of 1995 was $21,446,000, an increase of $3,807,000 from the same period of last year. Cost of sales as a percent of net sales for the second quarter of 1995 was 83.3% compared to 80.0% for the second quarter of 1994. Significant factors in the higher cost of sales as a percent of sales were increased material prices and an unusually large workmen's compensation claim in 1995. The 1994 cost of sales benefitted from a cost recovery of $245,000 from processing thoriated magnesium.

  Selling, general and administrative expenses for the quarter ended June 30, 1995 were $3,357,000, compared to $3,160,000 for the same period of last year, an increase of $197,000. Selling, general and administrative expenses as a percent of net sales were 13.0% for the second quarter of 1995, compared to 14.3% for the like period from 1994. Cost controls and efficiency programs at all levels, combined with larger sales volume, resulted in lower expense ratios.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 10
                                    (Contd.)



  Other income for the second quarter of 1995 was $286,000, an increase of $105,000 from the same period of 1994. Investments in marketable securities yielded greater returns in 1995 due to higher interest rates on short-term investments.

  Net income for the quarter ended June 30, 1995 was $721,000 or $.08 per share, compared to $844,000 or $.10 per share for the same period of 1994, a decrease of $123,000.



Six Months Ended June 30, 1995 Compared to the Six Months Ended June 30, 1994

  Net sales for the six months ended June 30, 1995 were $51,381,000, compared to $43,866,000 for the same period of 1994, an increase of $7,515,000 or 17.1%.

  Net sales for the Industrial Tools business segment for year-to-date 1995 were $25,312,000, an increase of $3,904,000 or 18.2% from 1994 net sales of
$21,408,000. Tungsten carbide rod product line is responsible for 71% of this sales improvement. Aggressive marketing and customer supply strategies increased market share. Tungsten carbide inserts also showed significant improvement in 1995. The introduction of two new products within this product line had a favorable impact on sales within this business segment. Other product lines which improved over the prior year were Tantung, tools and blades, and turning tools. The product lines which experienced decreases in sales from the prior year included coal mining tools and construction tools. Coal mining tools were hurt by an extremely price competitive marketplace in the past year. Partnerships with foreign and domestic agents are expected to improve sales within this product line in the future. Construction tools product line net sales were expected to improve with broader market coverage, concentrating on agents and manufacturer representatives. To date, this improvement has not been realized. The release of state funds for certain road projects is expected to have a positive effect on construction tools product line sales.

  Metal Fabrication business segment net sales for the first half of 1995 were $26,069,000 compared to $22,458,000 for the first half of 1994, an increase of $3,611,000 or 16.1%. Investment castings product line net sales increased 35.1% over the prior year, as a result of growth in the domestic economy. Forgings and sand mold castings product lines, which historically were dependent on the defense industry, experienced a sales recovery in the current year. Forgings product line sales for the first six months of 1995 were up 26.8% over the same period of 1994, due mainly to commercial aerospace customers, but with some improvement in defense spending. Sand mold castings product line sales for the first half of 1995 increased 13.3%, due primarily to additional military contracts related to helicopter programs such as the V-22. New processes are being developed to increase sales of sand mold castings to commercial markets. Improved commercial sales order activity indicates that additional production volume will be generated. Sales of wire forms product line decreased slightly in 1995, but remained strong.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 11

                                    (Contd.)



  Cost of goods sold for the first six months of 1995 was $42,200,000, compared to $35,165,000 for the same period of 1994, an increase of $7,035,000. As a percent of net sales, cost of goods sold for 1995 was 82.1% compared to 80.2% for 1994. Material price increases in 1995, of which only a portion could be passed on to customers in very competitive markets, and the unusually large second quarter, 1995 workmen's compensation claim served to offset profit generated by additional sales volume. The 1994 cost of sales benefited from a cost recovery of $379,000 from processing thoriated magnesium.

  Selling, general and administrative expenses for the six months ended June 30, 1995 were $6,758,000, an increase of $443,000 or 7.0% over selling, general and administrative expenses for 1994 of $6,315,000. Selling, general and administrative expenses as a percent of net sales for the first half of 1995 were 13.2% compared to 14.4% for the like period of 1994. Although variable selling expenses, primarily commissions, increased, expense control policies slowed the growth of these expenses in relation to sales volume.

  Other income for the first six months of 1995 was $557,000 compared to $435,000 for the first six months of 1994, an increase of $122,000 or 28.0%. Interest earned on investments increased in 1995 due to interest rate hikes throughout 1994.

  Net income for the six months ended June 30, 1995 was $1,796,000 or $.21 per share, compared to $1,698,000 or $.20 per share for 1994, an increase of $98,000.

  Order backlog as of June 30, 1995 was $31,424,000, an increase of $5,548,000 or 21.4% from backlog of $25,876,000 at June 30, 1994. Industrial Tools business segment backlog at June 30, 1995 was $5,719,000 compared to $4,468,000 at the same date of last year, an increase of $1,251,000 or 28.0%. Tungsten carbide inserts and tungsten carbide rod product lines are primarily responsible for this backlog increase. Coal mining tools and accessories product lines also showed an increase in backlog. Metal Fabrications business segment backlog increased $4,297,000 or 20.1% from June 30, 1994 backlog of $21,408,000 to June 30, 1995 backlog of $25,705,000. Forgings and sand mold castings product lines' backlogs increased 35.3% and 24.4%, respectively. Formerly dependent on the defense industry, much of this increase was for commercial customers. Wire forms product line backlog decreased 15.7% from June 30, 1994 due to the implementation by several major customers of just-in-time purchasing and strict delivery schedules. Backlog in the investment castings product line decreased 15.3%, also reflecting tightened scheduling of releases.


Outlook

  Modernization of the Company's production processes, new product development and investment in capital equipment have established a foundation for growth, directed primarily at commercial markets. The Company has a strong balance sheet, which allows for application of funds in each of these areas as required. The Company has utilized, and is still pursuing, funding assistance from states and municipalities for expansion of production capabilities. As the Company continues to pursue avenues to increase sales and profits, cost control programs will remain active throughout the Company.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 12
                                    (Contd.)



  The formerly defense-dependent operating units are continuing to place primary focus on a transition from military to commercial markets. Capital equipment investment has been initiated and modernized production techniques employed to facilitate this transition. These operating units are beginning to realize the benefits from these efforts as sales and orders have begun a steady recovery.



Liquidity and Capital Resources

  Cash and cash equivalents decreased $1,577,000 from a December 31, 1994 balance of $9,429,000 to $7,852,000 at June 30, 1995. Net income and depreciation provided cash flow of $1,796,000 and $1,031,000, respectively. Capital expenditures in 1995 totalled $2,168,000. Financing activities included proceeds from long-term debt of $295,000. Dividend payments amounted to $1,720,000.

  During the remainder of the year, it is expected that sufficient cash will be generated from operations to cover normal operating requirements. If the need arises, the Company has strong, long-term relations with several large banking institutions.

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. A $295,000 loan was received in the first half of 1995 from the State of Iowa for production improvements and modernization at our sand mold casting operation.

  At June 30, 1995, the Company had $425,000 of current marketable securities and $5,139,000 of non-current marketable securities, classified as available-for-sale, invested in U.S. government securities and municipal bonds. The liquidity of these securities is readily available, although no need is anticipated. The non-current marketable securities classified as held-to-maturity, with a book value of $9,977,000 and a fair value of $9,933,000, are U.S. Treasury Notes. The intent of the Company is to hold these notes to maturity and the Company does not foresee any circumstance which will hinder its ability to do so.

  At June 30, 1995, the Company had established reserves of $4,667,000 for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed decommissioning plans for the site involved. These decommissioning plans are being reviewed by the appropriate government agencies. The Company was notified by the Nuclear Regulatory Commission in the second quarter of 1995 that a number of key issues need to be resolved before acceptance of the decommissioning plans. The negotiated resolution of the key issues before the decommissioning plans are approved by the government agencies could take a number of years.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 13
                                    (Contd.)



  Before decommissioning procedures begin, the Company plans to extract materials within the residue storage ponds at the site, such as tantalum, columbium and scandium, which have a commercial value. The processing of the residues to extract the materials having a commercial value is in the development stages. A method has been devised which is being tested, evaluated, and refined. After obtaining the required license amendment to the current Nuclear Regulatory Commission license, equipment will be acquired to begin extraction and processing. The estimated cost of equipment is approximately $10 million. The estimated value of materials to be extracted is based on analysis of samples taken from the residues in the various ponds and a market value of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. The estimated costs of extracting and processing the residues were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Current expectations are that eight to ten years will be required to extract and process the contents of all residue storage areas. The removal of the contents of the first residue storage pond is expected to start after licensing approval is received near the end of 1995. The provisions for discontinued operations reflect management's belief that, at this point in time, the current value of the extracted materials will at least equal the estimated costs of obtaining these materials, including estimated costs for disposal of hazardous waste from the residues. Based upon continuing assessment of the decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at June 30, 1995 are adequate to cover the costs for environmental reclamation and decommissioning.

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

  The Company's Escast operation, located in Addison, IL, included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on-site. A cost sharing agreement with the former owner of Escast is in place for any future clean-up costs. At this time, the amount of the clean-up costs is not fixed and determinable. However, the Company believes the established reserves of $605,000 are adequate to cover its share of the clean-up costs.

  Environmental matters arising at other operating units are routinely reviewed and handled through operations. The Company believes that the ultimate disposition of any other pending environmental matters will not have a material adverse effect upon the consolidated financial position of the Company.





                                                                       Form 10-Q
                                                                       Page 14

                           PART II - OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K

     b)   No reports on Form 8-K were filed during the quarter ended
          June 30, 1995.


                                                                       Form 10-Q
                                                                       Page 15







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Fansteel Inc.
                                       (Registrant)





Date -      8/7/95                    /s/ William D. Jarosz
                                          William D. Jarosz
                                President and Chief Executive Officer









Date -      8/7/95                  /s/ R. Michael McEntee
                                        R. Michael McEntee
                             Vice President and Chief Financial Officer