Form 10-Q
period 1995-09-30
FANSTEEL INC
filed 1995-11-14
CIK 34471

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

     For the period ended             September 30, 1995

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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of October 31, 1995)


                       PART 1 - FINANCIAL INFORMATION               Form 10-Q
                       ITEM 1 - FINANCIAL STATEMENTS                Page 2
                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET
                                                     September 30,  December 31,
                                                         1995           1994
    ASSETS                                            (Unaudited)        *

    Current Assets
     Cash and cash equivalents (including securities
      purchased under agreement to resell of
      $6,256,000 in 1995 and $8,815,000 in 1994)     $ 7,717,023   $ 9,429,031
     Marketable securities                               982,040       293,367
     Accounts receivable - net                        14,321,797    13,048,394
     Inventories
      Raw material                                     3,066,593     3,135,098
      Work-in-process                                 11,327,935    11,376,665
      Finished goods                                   5,394,442     5,256,355
                                                      19,788,970    19,768,118
      Less reserve to state certain
       inventories at LIFO cost                        6,987,569     6,987,569
                                                      12,801,401    12,780,549
     Other assets - current
      Deferred income taxes                            1,477,994     1,981,749
      Other                                            1,005,051       949,479
          Total current assets                        38,305,306    38,482,569
    Net Assets of Discontinued Operations                522,637       522,637
    Property, Plant and Equipment
     Land                                              1,337,641       872,641
     Buildings                                         9,296,060     8,721,261
     Machinery and equipment                          44,881,692    43,305,113
                                                      55,515,393    52,899,015
     Less accumulated depreciation                    45,025,329    43,535,103
                                                      10,490,064     9,363,912
    Other Assets
     Marketable securities                            14,604,402    15,001,512
     Prepaid pension asset                             7,852,026     7,942,741
     Deferred income taxes                               176,094       175,476
     Property held for sale                            1,361,008     1,361,008
     Other                                                31,063        31,063
                                                      24,024,593    24,511,800

    Total Assets                                     $73,342,600   $72,880,918




                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                       PART 1 - FINANCIAL INFORMATION               Form 10-Q
                       ITEM 1 - FINANCIAL STATEMENTS                Page 3
                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                     September 30,  December 31,
                                                         1995           1994
                                                      (Unaudited)        *

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
     Accounts payable                                $ 9,585,339   $ 7,607,591
     Accrued liabilities                               7,447,979     9,716,919
     Accrued income taxes                                603,517        57,481
     Current maturities of long-term debt                 57,728             -
          Total current liabilities                   17,694,563    17,381,991
    Long-term Debt                                       226,194             -
    Other Liabilities
     Discontinued operations                           4,000,000     4,255,000
     Deferred income taxes                             1,083,062       965,079
     Obligations under capital leases                     24,845       107,057

          Total other liabilities                      5,107,907     5,327,136
    Shareholders' Equity
     Preferred stock without par value
      Authorized and unissued 1,000,000 shares                 -             -
     Common stock, par value $2.50
      Authorized 12,000,000 shares
      Issued and outstanding 8,598,858 shares         21,497,145    21,497,145
     Unrealized gain (loss) on marketable securities       8,353       (81,525)
     Retained earnings                                28,808,438    28,756,171
          Total shareholders' equity                  50,313,936    50,171,791

    Total Liabilities and Shareholders' Equity       $73,342,600   $72,880,918


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

                               FANSTEEL INC.                   Form 10-Q
                     CONSOLIDATED STATEMENT OF INCOME          Page 4
                                   (UNAUDITED)


                                                  For the Three Months Ended
                                                  September 30,  September 30,
                                                      1995           1994

     Net sales                                    $ 25,631,292   $ 22,318,626

     Costs and expenses
      Cost of products sold                         21,303,269     18,198,078
      Selling, general and administrative            3,216,393      3,033,226

                                                    24,519,662     21,231,304


     Operating income                                1,111,630      1,087,322

     Other income (expense)
      Interest income on investments                   305,558        272,087
      Interest other - net                              (3,476)        (1,934)
      Other                                            (47,035)       279,856

                                                       255,047        550,009


     Income before income taxes                      1,366,677      1,637,331


     Income tax provision                              531,000        625,000


     Net income                                   $    835,677   $  1,012,331


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858


     Net income per share
      (on average shares outstanding)                    $0.10          $0.12



     Dividends per common share                          $0.10          $0.10





                (See Notes to Consolidated Financial Statements)


                               FANSTEEL INC.                   Form 10-Q
                     CONSOLIDATED STATEMENT OF INCOME          Page 5
                                   (UNAUDITED)


                                                   For the Nine Months Ended
                                                  September 30,  September 30,
                                                      1995           1994

     Net sales                                    $ 77,012,461   $ 66,185,009

     Costs and expenses
      Cost of products sold                         63,503,656     53,363,443
      Selling, general and administrative            9,974,705      9,348,813

                                                    73,478,361     62,712,256


     Operating income                                3,534,100      3,472,753

     Other income (expense)
      Interest income on investments                   920,376        751,909
      Interest other - net                              (6,247)        (6,002)
      Other                                           (102,304)       239,380

                                                       811,825        985,287


     Income before income taxes                      4,345,925      4,458,040


     Income tax provision                            1,714,000      1,748,000


     Net income                                   $  2,631,925   $  2,710,040


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858


     Net income per share
      (on average shares outstanding)                    $0.31          $0.32



     Dividends per common share                          $0.30          $0.30






                (See Notes to Consolidated Financial Statements)


                              FANSTEEL INC.                      Form 10-Q
                 CONSOLIDATED STATEMENT OF CASH FLOWS            Page 6
                                  (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                           1995         1994

                                                        Increase (decrease) in
                                                       cash and cash equivalents
    Cash flows from operating activities:
      Net income                                       $ 2,631,925  $ 2,710,040

      Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation                                     1,490,281    1,525,288
        Net pension charge (credit)                         90,715      (92,869)
        (Gain) from disposal of property, plant and
          equipment                                           (250)    (251,405)
        Deferred income tax charge                         572,355            -

        Changes in assets and liabilities:

         (Increase) in marketable securities              (152,920)    (234,744)
         (Increase) in accounts receivable              (1,273,403)    (102,198)
         Decrease in income tax refunds receivable           2,288            -
         (Increase) in inventories                         (20,852)    (603,608)
         (Increase) decrease in other assets - current     (55,572)     152,800
         (Decrease) in accounts payable and accruals      (551,091)    (341,174)
         Increase in income taxes payable                  543,748      524,634
         Decrease in other assets                                -        2,579

      Net cash provided by operating activities          3,277,224    3,289,343

    Cash flows from investing activities:
      Additions to property, plant and equipment        (2,616,433)  (1,400,711)
      Proceeds from sale of property, plant
        and equipment                                          250      260,863
      Proceeds from disposition of marketable
        securities                                         500,000   10,250,000
      Investment in marketable securities                 (500,000) (13,251,816)

      Net cash (used in) investing activities           (2,616,183)  (4,141,664)

    Cash flows from financing activities:
      Proceeds from long-term debt                         295,310            -
      Payments of long-term debt                           (11,388)    (300,000)
      Proceeds from capital leases                               -      113,924
      Principal payments for capital leases                (77,313)     (65,599)
      Dividends paid                                    (2,579,658)  (2,579,657)

      Net cash (used in) financing activities           (2,373,049)  (2,831,332)

    Net (decrease) in cash and cash equivalents         (1,712,008)  (3,683,653)


    Cash and cash equivalents at beginning of period     9,429,031   10,644,413

    Cash and cash equivalents at September 30          $ 7,717,023  $ 6,960,760

                (See Notes to Consolidated Financial Statements)

                                FANSTEEL INC.                    Form 10-Q
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Page 7
                                   (UNAUDITED)


Consolidated Financial Statements


  The consolidated balance sheet at September 30, 1995, the consolidated statements of income for the three months and nine months ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

  Securities classified as available-for-sale at September 30, 1995 include U.S. government securities and municipal bonds with maturity dates from October 1, 1995 to September 30, 1998. Net unrealized holding gains included in shareholders' equity at September 30, 1995 are $8,000, consisting of gross unrealized gains of $14,000 net of deferred income taxes. The aggregate fair value of these securities at September 30, 1995 is $4,625,000. Amortized cost of U.S. government securities and municipal bonds available-for-sale at September 30, 1995 is $1,347,000 and $3,265,000, respectively.

  Securities classified as held-to-maturity at September 30, 1995 represent U.S. Treasury Notes with maturity dates of January 31, 1997 and April 14, 1998. Amortized cost and fair value of these securities at September 30, 1995 are $9,979,000 and $9,934,000, respectively. There was a gross unrealized loss on these securities of $45,000 at September 30, 1995.



                                FANSTEEL INC.                    Form 10-Q
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)     Page 8
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into two business segments: Industrial Tools and Metal Fabrications. Net sales and operating income for the third quarter and nine months ended September 30, 1995 and 1994 for each of the Company's business segments are summarized below:

                                Third Quarter               Nine Months
                              1995          1994         1995          1994

    Net Sales:

 Industrial Tools -

      Sales               $12,418,238   $11,042,464  $37,730,520   $32,450,840
      Intersegment sales            -             -          (35)            -
                           12,418,238    11,042,464   37,730,485    32,450,840

 Metal Fabrications -

      Sales                13,214,660    11,292,213   39,294,551    33,774,277

      Intersegment sales       (1,606)      (16,051)     (12,575)      (40,108)
                           13,213,054    11,276,162   39,281,976    33,734,169

                          $25,631,292   $22,318,626  $77,012,461   $66,185,009

    Operating Income:

     Industrial Tools     $   725,377   $   670,087  $ 2,368,077   $ 2,123,249

     Metal Fabrications       389,954       420,590    1,181,922     1,357,217

     Corporate                 (3,701)       (3,355)     (15,899)       (7,713)

                          $ 1,111,630   $ 1,087,322  $ 3,534,100   $ 3,472,753





                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 9



Quarter Ended September 30, 1995 Compared to Quarter Ended September 30, 1994

  Net sales for the third quarter of 1995 were $25,631,000, an increase of $3,312,000, or 14.8%, from third quarter, 1994 net sales of $22,319,000.

  Industrial Tools business segment net sales for the quarter ended September 30, 1995 were $12,418,000 compared to $11,043,000 for the same period of 1994, an increase of $1,375,000 or 12.5%. The primary reason for this sales increase was in the tungsten carbide cutting tools product lines, primarily tungsten carbide rod and inserts. Rod sales, up 41.1%, were positively affected by aggressive marketing and supply techniques which expanded the customer base.
The increase in inserts sales was aided by the introduction and marketing of new products. Net sales of coal mining tools and construction tools product lines declined. Improvements made in quality and price have not been matched by the necessary improvements in marketing and sales promotion.

  Metal Fabrications business segment net sales for the third quarter of 1995 were $13,213,000 compared to $11,276,000 for the third quarter of 1994, an increase of $1,937,000 or 17.2%. Forgings product line net sales increased 50.6%. This product line is heavily dependent on aircraft industry customers; the increase in sales is the result of a concentrated effort to increase sales in commercial aircraft and other commercial application markets. Sales to commercial aircraft and medical instrument customers have risen over the last three quarters. The other product line which is dependent on defense-related industries is sand mold castings. The sand mold castings product line net sales in the current quarter exceeded the same quarter of last year by 26.1%. Sales of magnesium/thorium castings to defense customers were primarily responsible for this increase. Significant progress in attracting commercial orders has occurred. However, production efficiencies in new processes targeted for these commercial orders have not improved to the point where tangible increases in sales have been realized. Wire forming product line net sales remained constant. Investment castings product line net sales, after showing increases over prior year performance for the last several quarters, lagged behind the third quarter of 1994 by 5.6%. Demand from customers in the industrial sector slowed in the third quarter, as some had summer vacation shut-downs which did not occur in 1994.

  Cost of goods sold for the third quarter of 1995 was $21,303,000, an increase of $3,105,000 from the same quarter of last year, principally due to increased sales volume. Cost of sales as a percent of net sales for the third quarter of 1995 was 83.1% compared to 81.5% for the same quarter of last year. Raw material price increases, not all of which could be passed on to customers, were primarily responsible for the cost of sales change.

  Selling, general and administrative expenses for the quarter ended September 30, 1995 were $3,216,000, or 12.6% of net sales, compared to $3,033,000, or
13.6% of net sales, for the same period of 1994. Commission expense related to higher sales levels account for the majority of the dollar increase in selling, general and administrative expenses. However, cost control programs, which include an emphasis on efficiencies, have successfully contained expenses. Combined with improved sales volume, these controls and efficiencies helped to reduce selling, general and administrative expenses as a percent of net sales.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 10
                                    (Contd.)


  Other income for the third quarter of 1995 totalled $255,000 compared to $550,000 for the like period of 1994. Interest earned on marketable securities was $306,000, a slight increase from 1994 results as interest rates on short term investments in 1995 were higher. Other income for 1994 included a $251,000 gain on the sale of assets related to a closed facility.

  Net income for the third quarter of 1995 was $836,000 or $.10 per share, compared to $1,012,000 or $.12 per share for the same quarter of 1994, a decrease of $176,000. The net gain on the sale of assets related to a closed facility in 1994 was $153,000 or $.02 per share.

Nine Months Ended September 30, 1995 Compared to the Nine Months Ended September 30, 1994

  Net sales for the nine months ended September 30, 1995 were $77,012,000, an increase of $10,827,000, or 16.4%, from year-to-date 1994 net sales of $66,185,000.

  Industrial Tools business segment net sales for the first nine months of 1995 were $37,730,000 compared to $32,451,000 for the same period of 1994, an increase of $5,279,000 or 16.3%. Tungsten carbide inserts net sales improved 13.5% as a result of a stronger general economy, the introduction of the VR/Notch and diamond tipped inserts in late 1994/early 1995, and quality improvements across the board. A concentrated effort to expand the customer base, using aggressive marketing and supply methods, provided improvement in tungsten carbide rod net sales. Sales in our coal mining tools product line have declined. Efforts to expand the customer base in this product line by engaging sales agents in addition to direct salesmen have not resulted in the desired effects on revenue generation. A review of our marketing and sales plans for this product line are ongoing. Construction tools product line net sales have also been on the decline in recent months despite price reductions and quality improvements. Further market analysis and a review of our sales activities are ongoing.

  Metal Fabrications business segment net sales for the first nine months of 1995 were $39,282,000 compared to $33,734,000 for the same period of 1994, an increase of $5,548,000 or 16.4%. Forgings product line net sales increased 34.7% compared to the first nine months of 1994. This product line has increased sales to commercial aircraft and medical instrument manufacturers. Another product line benefitting from a rejuvenated aircraft market and some increase in commercial business is the sand mold castings product line. Sales of sand mold castings for 1995 are running 17.8% ahead of 1994. Shipments of magnesium/thorium castings, and castings for various helicopter programs, have increased in the current year. Investment castings product line, benefitting from an expanded economy through most of 1995, realized a 20.2% improvement in sales. Sales in the wire forming product line were about the same as in 1994 which was considered to be a strong performance.

  Cost of goods sold for the first nine months of 1995 was $63,504,000, or 82.5%

of net sales, compared to $53,363,000, or 80.6% of net sales, for the first nine months of 1994, increasing principally because of volume. The 1994 cost of goods sold was credited with a recovery of $443,000 from processing thoriated magnesium. The 1995 cost of sales was impacted by an unusually large workmen's compensation claim in the second quarter, and by substantial raw material price increases some of which could not be passed on to customers.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 11
                                    (Contd.)

  Selling, general and administrative expenses totalled $9,975,000, or 13.0% of net sales, for year-to-date 1995, compared to $9,349,000, or 14.1% of net sales, for the like period of 1994. Cost control programs, concentrating on a reduction of expenses and improvements in efficiency, have had a positive effect on selling, general and administrative expenses. Initiated in response to the slow economy in the early 1990's, these programs are still an important part of the operating plans in 1995.

  Other income for the nine months ended September 30, 1995 was $812,000 compared to $985,000 for the same period of 1994, a decrease of $173,000. Other income for 1994 included a $251,000 gain on the sale of assets related to an operation closed in prior years. Interest income on marketable securities was $920,000 for 1995, an increase of $168,000 over 1994 due to interest rate increases.

  Net income for the first nine months of 1995 was $2,632,000 or $.31 per share compared to $2,710,000 or $.32 per share for the same period of 1994, a decrease of $78,000.


  The backlog of orders at September 30, 1995 was $31,703,000, an increase of $5,616,000 over September 30, 1994 backlog of $26,087,000. Industrial Tools business segment backlog at September 30, 1995 was $5,660,000 an increase of $1,800,000 or 46.6% over the same date last year. Backlog of tungsten carbide cutting tools increased 34.3%, primarily due to tungsten carbide inserts. The introduction of VR/Notch inserts late in 1994, and the introduction of diamond tipped inserts early in 1995, have spurred a growth in sales orders. General improvement of the economy has also had a positive effect on customer orders. Coal mining tools product line backlog increased from September 30, 1994. However, a change in month-end backlog of mining tools is not a reliable indicator of future activity as a majority of the sales are off-the-shelf. Wear parts product lines, especially drill parts, also experienced a backlog increase. Metal Fabrications business segment backlog at September 30, 1995 was $26,043,000 compared to $22,227,000 at September 30, 1994, an increase of $3,816,000. Forgings product line backlog is up 42.0% as orders from commercial aircraft and medical instrument manufacturers have increased. Sand mold castings product line backlog is up 21.4% due almost exclusively to orders for commercial small airplane cylinder heads. A new production process utilizing the cell manufacturing concept is being installed to attract commercial customers. Orders received for cylinder heads, and the impact on the order backlog of this product line, should translate into improved revenue performance for this product line. Investment casting product line backlog decreased 28.8% from September 30, 1994. A softening of the general economy in the third quarter, and increased price competition for available business, have resulted in lower order volume.

Outlook

  Modernization of the Company's production processes, new product development, and investment in capital equipment have established a foundation for growth, directed primarily at commercial markets. The Company has a strong balance sheet, which allows for application of funds as required for anticipated acquisitions and production facility expansions. The Company has utilized, and is constantly seeking, funding assistance on favorable terms from states and municipalities for expansion of production capabilities. Cost control programs remain active in all operating plans throughout the Company.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 12
                                    (Contd.)

  The formerly defense-dependent operating units are continuing to place primary focus on a transition from military to commercial markets. Capital equipment investment has been initiated and modernized production techniques employed to facilitate this transition. These operating units are beginning to realize the benefits from these efforts as increased sales and orders have materialized.


Liquidity and Capital Resources

  Cash and cash equivalents decreased $1,712,000 from a December 31, 1994 balance of $9,429,000 to $7,717,000 at September 30, 1995. Net income and depreciation provided cash flow of $2,632,000 and $1,490,000, respectively. Capital expenditures in 1995 totalled $2,616,000. Financing activities included proceeds from long-term debt of $295,000. Dividend payments amounted to $2,580,000.

  During the remainder of the year, it is expected that sufficient cash will be generated from operations to cover normal operating requirements. If the need arises, the Company has strong, long-term relationships with several large banking institutions.

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. A $295,000 loan was received in 1995 from the State of Iowa for production improvements and modernization at our sand mold casting operation.

  At September 30, 1995, the Company had $982,000 of current marketable securities and $4,625,000 of non-current marketable securities, classified as available-for-sale, invested in U.S. government securities and municipal bonds. The liquidity of these securities is readily available. The non-current marketable securities classified as held-to-maturity, with a book value of $9,979,000 and a fair value of $9,934,000, are U.S. Treasury Notes. The intent of the Company is to hold these notes to maturity.

  On November 10, 1995, the Company announced the suspension of its regular quarterly cash dividend pending review of its dividend policy relative to comparable publicly traded companies and its capital requirements. The Board of Directors believes it is in the best interests of shareholders to conserve capital at this time in light of anticipated acquisitions and production facility expansions as well as uncertainties surrounding funding requirements for decommissioning at the Company's discontinued operations at Muskogee, Oklahoma. While management believes that its current reserve for environmental clean-up for discontinued operations is adequate, the Company has decided to take this action pending greater certainty as to the costs which ultimately may be incurred.

  At September 30, 1995, the Company had established reserves of $4,209,000 for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. Prior to decommissioning, the Company proposes to construct and operate for approximately eight to ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q

                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 13
                                    (Contd.)

Company would modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would be comprised of construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

  The Company has applied for an amendment to its current NRC license and for a revision to its current wastewater discharge permit to allow construction and operation of the proposed processing plant, and believes that these regulatory authorizations will be issued in the near future. Preliminary engineering, design and feasibility studies have been completed for the proposed processing plant, which would extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The Company has engaged a process design expert to confirm the viability of the proposed plant. The estimated cost of construction is approximately $10 million. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. The estimated costs of residue processing were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Residue processing is expected to start approximately a year after licensing approval is received. The provisions for discontinued operations reflect management's belief that the current value of the extracted materials will at least equal the estimated cost of construction and costs of processing, including estimated costs for disposal of waste generated by the process. However, there can be no assurance as to the level of demand for certain of the extracted materials or the actual prices which may be obtained for them, which could vary over time.

  In October 1995 the NRC advised the Company that a decommissioning funding plan cost estimate based on on-site disposal of most of the radioactive wastes at the site is appropriate to consider at this time. The NRC cautioned the Company, however, that on-site disposal may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. Such approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current and proposed NRC regulations and a provision of the Nuclear Waste Policy Act of 1982 requiring the Department of Energy to take title to certain "special sites" which may include the Company's site; however, there is no assurance that a plan providing for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

  The NRC's decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. The NRC's October letter requested the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. The Company is currently developing such a plan. The initial level of assurance is estimated to be at least $15 million.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 14
                                    (Contd.)

  NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. Accordingly, the Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.


  Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at September 30, 1995 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC's decommissioning funding assurance requirements.

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

  The Company's Escast operation, located in Addison, IL, included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on-site. A cost sharing agreement with the former owner of Escast is in place for any future clean-up costs. At this time, the amount of the clean-up costs is not fixed and determinable. However, the Company believes the established reserves of $598,000 are adequate to cover its share of the clean-up costs.

  Environmental matters arising at other operating units are routinely reviewed and handled through operations. The Company believes that the ultimate disposition of any other pending environmental matters will not have a material adverse effect upon the consolidated financial position of the Company.


                                                                       Form 10-Q
                                                                       Page 15

                           PART II - OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K

     b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                                                       Form 10-Q
                                                                       Page 16







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Fansteel Inc.
                                       (Registrant)





Date -    11/13/95                    /s/ William D. Jarosz
                                          William D. Jarosz
                                President and Chief Executive Officer









Date -    11/13/95                  /s/ R. Michael McEntee
                                        R. Michael McEntee
                             Vice President and Chief Financial Officer