Form 10-K405
period 1995-12-31
FANSTEEL INC
filed 1996-03-18
CIK 34471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission file number 1-8676
                                    FANSTEEL INC.
               (Exact name of registrant as specified in its charter)

           DELAWARE                                          36-1058780
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

NUMBER ONE TANTALUM PLACE, NORTH CHICAGO, ILLINOIS                      60064
    (Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code                (847) 689-4900

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 12, 1996 was $30,632,850.

                                  8,598,858
  (Number of shares of common stock outstanding as of February 12, 1996)

Part III incorporates information by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 24, 1996.

The total number of pages in this Form 10-K is 48 with the exhibit index being on page 47.



                                     PART I

ITEM 1 - BUSINESS

    (a) The Precision Sheet Metal (PSM) plant in Los Angeles, California completed the phase-out of all operations during 1993. The net sales for PSM for the year ended December 31, 1993 were $1,016,000. Identifiable assets of PSM included $1,201,000 for property and plant held for sale which are carried in Other Non-Current Assets at December 31, 1995.

                  On June 4, 1992 the assets of the VR/Wesson Industrial Supply warehouse in Beckley, West Virginia were sold. The Beckley operation was not significant to the overall operating performance of the Company.

    (b) Incorporated by reference from the Notes to Consolidated Financial Statements pages 28 through 42.

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

                  The percentage of net sales for classes of similar products which equaled or exceeded ten percent of the Company's consolidated net sales for the years indicated is set forth below:
                                                          Consolidated Net Sales
                      Products         Business Segment   1995     1994     1993


                Tungsten carbide
                  cutting tools      Industrial Tools      31%      29%      25%
                Non-ferrous
                  forgings           Metal Fabrications    11       12        8
                Investment
                  castings           Metal Fabrications    12       13        7



ITEM 1 - BUSINESS   (Contd.)

     (c)(1)(ii) At this time, there are no new products in production or in the development stage that require investment of a material amount of the Company's assets.

          (iii) The most important raw materials used by the Company are tungsten carbide powder, cobalt, titanium, magnesium, aluminum, columbium and alloy steel. Prices of some of these raw materials have been volatile in recent years, and changes in raw material prices have had an impact on the Company's dollar sales volume. Magnesium is in short supply on the world market and has led to price increases in the past year, with additional price increases forecast for 1996. At this time, production is not expected to be inhibited by the short supply of magnesium available. Several of the raw materials used, including cobalt, are purchased principally from foreign sources, many of them located in developing countries, and availability can be affected by political developments and trade restrictions, both domestic and foreign. The Company believes that the sources and availability of these materials are adequate for present needs, although spot shortages of certain raw materials may occur from time to time.

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

          (vii) The Company serves a wide variety of industries. No one individual customer accounts for a significant portion of the Company's overall business.

                  Substantial sales for those operating units within the Metal Fabrications segment servicing the aerospace market are concentrated in a relatively small customer base. The loss of any individual customer within this base could have an adverse effect on the segment. Relations with these customers have existed for years and the Company believes them to be sound.



ITEM 1 - BUSINESS   (Contd.)

    (c)(1)(viii)  The backlog of orders not shipped and believed to be firm as of the dates shown are set forth below (in thousands):

                                                     December 31,
                                                    1995      1994

                          Industrial Tools        $  6,197  $  4,487
                          Metal Fabrications        25,711    22,787

                                                  $ 31,908  $ 27,274

                  In the Industrial Tools segment, virtually all backlog is shipped in less than 12 months, generally within 3 months. In the Metal Fabrications segment, shipments are typically made between 1 and 24 months after an order is received. The Company believes that approximately 93% of the backlog at December 31, 1995 will be shipped before the end of 1996.

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

          (xii) The Company expensed $97,000 to continuing operations in 1995 for costs related to compliance with government environmental regulations. Capital expenditures in 1995 included $368,000 at the Wellman Dynamics facility in Creston, Iowa for thermal sand reclamation equipment to comply with state environmental regulations, and $77,000 at the Washington Manufacturing facility in Washington, Iowa for a waste water treatment addition to comply with state and local environmental regulations.

                  During 1995, the Company charged $51,000 for continuing operations against reserves for environmental reclamation established in previous years. Reserves for environmental reclamation were $591,000 for continuing operations at December 31, 1995. The Company's Escast operation, located in Addison, IL, included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on-site. A cost sharing agreement with the former owner of Escast is in place for any future clean-up costs. At this time, the amount of the clean-up costs is not fixed and determinable. However, the Company believes the established reserves are adequate to cover its share of the clean-up costs.

                  During 1995, the Company charged $1,221,000 for discontinued operations against reserves for environmental reclamation and decommissioning established in previous years. In addition, the Company expended $822,000 for design and engineering costs for the proposed processing plant. Reserves for environmental reclamation and decommissioning were $3,857,000 for discontinued operations at December 31, 1995. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. Prior to decommissioning, the Company proposes to construct and operate for approximately eight to ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company would modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would be comprised of construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.
ITEM 1 - BUSINESS (Contd.)

    (c)(1)(xii) The Company has applied for an amendment to its current NRC license and for a revision to its current wastewater discharge permit to allow construction and operation of the proposed processing plant, and believes that these regulatory authorizations will be issued in the near future. Preliminary engineering, design and feasibility studies have been completed for the proposed processing plant, which would extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The Company has engaged a process design expert to confirm the viability of the proposed plant. The estimated cost of construction is approximately $10 million. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. The estimated costs of residue processing were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Residue processing is expected to start approximately a year after licensing approval is received.
                  The provisions for discontinued operations reflect management's belief that the current value of the extracted materials will at least equal the estimated cost of construction and costs of processing, including estimated costs for disposal of waste generated by the process. The annual recovery revenues are estimated to be in a range of $2,000,000 to $3,000,000. However, there can be no assurance as to the level of demand for certain of the extracted materials or the actual prices which may be obtained for them, which could vary over time.

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


ITEM 1 - BUSINESS (Contd.)

    (c)(1)(xii) The NRC's decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC's October letter requested the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. The Company is currently developing such a plan. The initial level of assurance for decommissioning and construction is estimated to be at least $15 million. This estimate assumes that the Company will not be required to assure the operating costs of residue processing. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

                  Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 1995 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC's decommissioning funding assurance requirements.

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

          (xiii)  The Company employed 911 persons as of December 31, 1995.

    (d) Net sales, income and identifiable assets of foreign operations and export sales are not significant. The Company considers the United States as one inseparable geographic area for its domestic operations.


ITEM 2 - PROPERTIES

                  Manufacturing facility locations and corresponding square footage are as follows:

                                            Business           Square Feet
                 Location                   Segment       Owned   Leased  Total


                 Plantsville, Connecticut   Industrial    59,000       0  59,000
                                            Tools

                 Gulfport, Mississippi      Industrial    16,000       0  16,000
                                            Tools

                 Latrobe, Pennsylvania      Industrial    37,000       0  37,000
                                            Tools

                 Lexington, Kentucky        Industrial    98,000   1,000  99,000
                                            Tools

                 Los Angeles, California    Metal         48,000   5,000  53,000
                                            Fabrications

                 Sarasota, Florida          Metal          6,000       0   6,000
                                            Fabrications

                 Addison, Illinois          Metal              0  46,000  46,000
                                            Fabrications

                 Creston, Iowa              Metal        293,000       0 293,000
                                            Fabrications

                 Washington, Iowa           Metal         86,000       0  86,000
                                            Fabrications

                  All plants are well-maintained and in good operating order. The plants have sufficient capacity to meet present market requirements. All of the properties described above are fully utilized on a 1 or 2 shift basis, except the Lexington facility, which is operating at 90% utilization.

                  The Company owns properties in North Chicago, Illinois and Muskogee, Oklahoma associated with operations discontinued in prior years. These properties are included as part of Net Assets of Discontinued Operations. The Company's PSM facility in Los Angeles, California completed the phase out of all operations in 1993. The remaining property and plant has been reclassified as property held for sale as part of Other Non-Current Assets.

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

                  However, the Company is involved in certain regulatory proceedings involving environmental matters which are discussed in Note 4 to the Consolidated Financial Statements contained in Item 8 hereof.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of 1995.



EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Set forth below are the principal executive officers and directors of the
Company:

                                                               Years of Service
                                                                           In
                          Position with the Company and      With       Present
    Name           Age    Principal Occupation               Fansteel   Position

    William D.     43     Director; President and Chief          3          1
    Jarosz                Executive Officer

    Betty B.       72     Director; Director of HBD             12         12
    Evans                 Industries, Inc.

    Robert S.      51     Director; Chairman and Chief           4          4
    Evans                 Executive Officer, Crane Co.;
                          Chairman and Chief Executive
                          Officer, Medusa Corp.

    Thomas M.      58     Director; Personal Investments        10         10
    Evans, Jr.

    R. Michael     42     Vice President and Chief              16          5
    McEntee               Financial Officer

    Michael J.     42     Vice President, General Counsel       10          9
    Mocniak               and Secretary

    Jack S.        66     Director; Vice President and          11         11
    Petrik                Director (Retired), Turner
                          Broadcasting System, Inc.

    Charles J.     65     Director; Kirkpatrick and             14         14
    Queenan, Jr.          Lockhart (Attorneys)

Additional information as to Directors of the Company is herein incorporated by reference to the information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders on April 24, 1996.



                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                  The New York Stock Exchange is the principal market upon which the shares of the Company are traded.

                  The number of shareholders of the Company as of February 12, 1996 were 883.

                  Per share stock market and dividend information for each quarter of the last two fiscal years are set forth below:

                                                                         Cash
                                                                       Dividends
                                               High          Low       Declared

                  1995:
                    First Quarter              $7 3/8       $6 1/8       $.10
                    Second Quarter              7 1/8        6 3/8        .10
                    Third Quarter               8 1/4        6 3/4        .10
                    Fourth Quarter              7 1/2        5 3/4          -


                  1994:
                    First Quarter              $8           $7 1/8       $.10
                    Second Quarter              7 3/4        6 5/8        .10
                    Third Quarter               7 1/4        6 1/2        .10
                    Fourth Quarter              7 1/4        6 1/8        .10

                  The Company announced on November 10, 1995 the suspension of its regular quarterly cash dividend pending review of its dividend policy relative to comparable publicly traded companies and its capital requirements. The Company believes it is in the best interests of shareholders to conserve capital in light of anticipated acquisitions and production facility expansions as well as uncertainties surrounding funding requirements for decommissioning at the Company's discontinued operations at Muskogee, Oklahoma. While the Company believes that its current reserve for environmental clean-up for discontinued operations is adequate, it decided to take this action pending greater certainty as to the costs which ultimately may be incurred.



ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data for the Company for the five year period ended December 31, 1995 are as follows:

                                          Years Ended December 31,
   (thousands of dollars
   except per share data)    1995       1994       1993       1992       1991


   Operating Results

   Net Sales               $102,598   $ 89,287   $ 89,387   $127,145   $134,943
   Income (Loss) from
    Continuing Operations     3,333      3,609      2,516      5,232     (9,238)
   (Loss) from
    Disc. Operations              -          -     (1,676)         -     (4,118)
   Net Income (Loss)          3,333      3,609        906      5,232    (13,356)
   Per Share of Common

    Stock:
     Income (Loss) from
      Continuing
       Operations               .39        .42        .29        .61      (1.07)
     (Loss) from
       Discontinued
        Operations                -          -       (.19)         -       (.48)
     Net Income (Loss)          .39        .42        .11        .61      (1.55)
     Cash Dividends             .30        .40        .40        .50        .50
     Shareholders' Equity      5.93       5.83       5.82       6.12       6.01

   Financial Position
     Working capital       $ 21,862   $ 21,101   $ 36,321   $ 34,071   $ 34,518
     Net property, plant
      and equipment          10,220      9,364      9,661     13,776     14,891
     Total assets            74,530     72,881     73,291     78,307     81,483
     Long-term debt             298          -          -        600      1,575
     Shareholders' equity    51,023     50,172     50,083     52,617     51,684

   Other Data
     Common shares
      outstanding         8,598,858  8,598,858  8,598,858  8,598,858  8,598,858
     Number of
      shareholders              891      1,055      1,094      1,099      1,122
     Number of employees        911        867        799        955      1,190


Number of shareholders consists of the approximate shareholders of record which include nominees and street name accounts.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - 1995 Compared to 1994

Net sales for the year ended December 31, 1995 were $102,598,000, an increase of $13,311,000 over 1994 net sales of $89,287,000.

Industrial Tools business segment net sales for 1995 were $50,069,000 compared to $43,558,000 for 1994, an increase of $6,511,000 or 15%. Sales of tungsten carbide cutting tools, primarily tungsten carbide rod, increased 25% in the current year. Tungsten carbide rod sales volume was positively affected through aggressive marketing and supply techniques. Availability of product demanded by customers was accomplished with strategic location of warehouses and consignment of inventory to major customers. Tungsten carbide inserts also expanded its customer base. The introduction and marketing of new products within this product line positively impacted 1995 sales. Mining tool sales were virtually unchanged. Sales of construction tools were sluggish in 1995. Quality improvements were made, and the product was price competitive, but sales efforts were unsuccessful in reaching a broader market.

Metal Fabrications business segment net sales for the year ended December 31, 1995 were $52,529,000, an increase of $6,800,000 or 15% over 1994 net sales of
$45,729,000. Sand mold castings product line sales increased 22% over the prior year. Aircraft engine casting sales rose in 1995 due to an improved market. Sales of castings for various helicopter programs also increased in 1995. Sales of small aircraft engine components improved in 1995 as new production processes introduced in 1994 led to penetration in the commercial market. Forgings product line sales were ahead of the 1994 pace by 38% as sales to commercial aircraft manufacturers increased. Sales of investments castings improved 8% in the current year due to expansion in the domestic manufacturing economy, particularly truck manufacturing. However, recent indications signal a reduction in the production of trucks, thus causing a slowdown in the demand for castings. Sales of wire formed products, with a concentration in lawn and garden products, were down slightly in 1995.

Backlog of orders at December 31, 1995 was $31,908,000, compared to $27,274,000 at December 31, 1994, an increase of $4,634,000 or 17%. Industrial Tools business segment backlog at December 31, 1995 was $6,197,000, an increase of $1,710,000 from one year ago. Introduction of new products within the tungsten carbide inserts product line, specifically VR/Notch inserts and diamond tipped inserts, led to an increase in customer orders in 1995. Orders from producers of synthetic diamonds led to a backlog increase in other wear parts product line in 1995. Tungsten carbide rod product line attracted orders, increasing the backlog of this product line 164%. Backlog of construction tools product line grew with improved promotion of a quality product. Wear drill parts and nozzle product lines were adversely affected by a decline in the oil industry. Metal Fabrications business segment backlog at December 31, 1995 was $25,711,000, an increase of $2,924,000 from December 31, 1994. Forgings product line backlog was up $2,865,000 due to improved commercial aircraft market conditions, and continuing strength of the medical instruments industry. Product lines utilizing the sand mold castings process also increased backlog at December 31, 1995. The introduction of the cell manufacturing concept in 1994 resulted in an increase of commercial orders for small aircraft cylinder heads. Orders for older helicopter castings also had a beneficial effect on year end backlog. New programs for 1996 are also reflected in the backlog increase. Orders for commercial aircraft structural components and helicopter gear housings strengthened the December 31, 1995 backlog. Investment castings product line backlog was off substantially from December 31, 1994. Stiff price competition in a tentative economy has had a negative effect on this product line with a quick turn-around not expected. Wire forming experienced a slight decrease in backlog at year end in comparison to December 31, 1994 as lawn and garden customers have become more adapted to just-in-time ordering.

Cost of products sold for the year ended December 31, 1995 was $84,952,000, compared to $72,033,000 for the same period of 1994, which is an increase of $12,919,000 or 18%. Cost of sales as a percent of net sales for the year ended December 31, 1995 was 82.8% compared to 80.7% for the same period of last year. Unusual items in cost of products sold included a large workers' compensation expense of $250,000 in 1995 and a cost recovery of $433,000 from processing thoriated magnesium in 1994. Cost of sales as a percent of net sales before unusual items was 82.6% for 1995 compared to 81.2% for 1994. Raw material price increases, not all of which could be passed on to customers, negatively impacted profit margins.

Selling, general and administrative expenses for the year ended December 31, 1995 was $13,211,000, an increase of $609,000 or 5% from 1994 expenses of $12,602,000. Selling, general and administrative expenses as a percent of net sales for 1995 were 12.9% compared to 14.1% for 1994. Efforts to contain expenses, through improved efficiencies and concentrated cost controls, resulted in the lower expense to sales ratio in 1995. Expansion of sales volume while restraining expenses is a continuing objective of the Company.

Operating income for the year ended December 31, 1995 was $4,435,000 compared to $4,652,000, a decrease of $217,000 or 5%. Operating income as a percent of net sales for 1995 was 4.3% compared to 5.2% for 1994. Industrial Tool business segment operating income for 1995 was $3,109,000, an increase of $253,000 from the prior year. Increase sales volume had a beneficial effect on operating income in 1995; however, this was partially offset by rising raw material prices. Metal Fabrications business segment operating income for 1995 was $1,370,000, a decrease of $439,000 from 1994 results. A one-time cost recovery from residue material skewed the 1994 results, while an unusual workers' compensation claim negatively affected the 1995 operating income.

Other income for the year ended December 31, 1995 was $1,079,000, a decrease of $215,000 from 1994 other income of $1,294,000. Other income for 1994 included a

$251,000 gain on the sale of property related to an operation closed in 1993. Interest earned, principally on marketable securities, for 1995 was $1,216,000, an increase of $162,000 from the prior year. A rise in short term interest rates improved the income performance of marketable securities.

Net income for the year ended December 31, 1995 was $3,333,000 or $.39 per share, compared to $3,609,000 or $.42 per share for the year ended December 31, 1994.

Inflation factors did not, and generally do not, significantly affect the overall operations of the Company.


Results of Operations - 1994 Compared to 1993

Net sales for the year ended December 31, 1994 were $89,287,000 which was a decrease of $100,000 from 1993 net sales of $89,387,000. Net sales of ongoing businesses in 1994 were $89,287,000 compared to $88,371,000 in 1993, an increase in 1994 of $916,000 or 1%.

Industrial Tools business segment net sales for the twelve months of 1994 were $43,558,000 compared to $38,604,000 for 1993, an increase of $4,954,000 or 13%.
The increase in sales within this business segment was primarily due to the tungsten carbide cutting tools product lines, which include inserts, rod, blanks, and Tantung. Tungsten carbide cutting tools sales for 1994 were higher than 1993 by 14%. Also demonstrating sales improvement within this business segment in 1994 were the tungsten carbide wear parts product lines. These product lines, which include nozzles and compacts, and die blanks and bushings, increased 48% compared to 1993 sales. Together, tungsten carbide wear parts and tungsten carbide cutting tools accounted for 78% of sales in this business segment in 1994. A factor in the sales increase was the improved domestic manufacturing economy; however, the positive impact of the Company's capital investment and new product development must also be credited. The continued sales growth of the tungsten carbide wear parts and tungsten carbide cutting tools product lines provided optimism for the continuing growth of this business segment. Sales in certain other product lines were less encouraging. Mining tools and accessories, and construction tools product lines experienced sales decreases from 1993. Mining product lines were negatively impacted by stiff price competition. Construction products were adversely affected by inadequate market coverage. During 1994, the Company changed its sales strategy for construction tools from a direct sales force to agents and manufacturer representatives.

Metal Fabrications business segment net sales for the year ended December 31, 1994 were $45,729,000 compared to $50,783,000 for the twelve months of 1993, a decrease of $5,054,000 or 10%. Included in 1993 were $1,016,000 of sales from the Precision Sheet Metal (PSM) facility in Los Angeles, California, where operations were phased out in 1993. Thus, sales for comparable facilities in 1994 decreased $4,038,000 or 8% from 1993 results. Those product lines which conduct a significant percent of business with the defense and/or aerospace industries were responsible for the decline in sales. Product lines utilizing the sand mold castings process and those that manufacture forgings experienced sales declines in 1994 of $4,993,000 and $3,520,000, respectively. Improved manufacturing techniques, which include significant capital expenditures, were introduced in the sand mold castings product lines to further the application of these product lines to commercial industries. Additional sales agents were designated to introduce the forgings product line to a larger customer base with an emphasis on commercial industries. Investment castings product line increased net sales in 1994 by $5,076,000 or 80%. Sales to customers in commercial industries, including automotive, construction, basic industrial and firearm, increased in 1994 primarily due to the expanding domestic economy. Sales of special wire forms, principally to outdoor products and automotive markets, increased 10% from 1993. Sales in this product line had been strong for several years with consistent growth.

Order backlog at December 31, 1994 was $27,274,000, an increase of $3,685,000 or 16% from backlog at December 31, 1993 of $23,589,000. Industrial Tools business segment backlog was $4,487,000 at December 31, 1994 compared to $4,016,000 at December 31, 1993, an increase of $471,000. Tungsten carbide cutting tools product lines showed significant improvement in sales order performance with backlog increases for inserts, tools and blades, and Tantung products from year end 1993. Orders for mining tools and accessories and construction product lines were down in 1994 compared to 1993. Backlog of wear parts product lines remained strong. Metal Fabrications business segment backlog at December 31, 1994 was $22,787,000, an increase of $3,214,000 from December 31, 1993 backlog of $19,573,000. Backlog of orders for almost all product lines in this business segment increased in 1994, including those product lines which had suffered in the recent past from the decreased business in the defense and aerospace industries. Backlogs for the forgings product line and product lines utilizing the sand mold casting process at December 31, 1994 both increased 9% from December 31, 1993. Although orders from customers in aerospace markets were up slightly, this was not indicative of a broad recovery in this market. The increase in backlog for sand mold castings, however, was related to the introduction of a new production process formulated to better serve commercial customers. Investment castings made significant strides in 1994; backlog in this product line increased 85% from year-end 1993. Expansion in the commercial economy, primarily in the automotive and basic industrial markets, fueled the improved performance in this product line. Wire forms product lines maintained a solid pace, increasing an already strong backlog by 20%.

Cost of products sold for the twelve months ended December 31, 1994 was $72,033,000 compared to $73,579,000 for the year ended December 31, 1993, a decrease of $1,546,000 or 2%. As a percent of sales, cost of products sold for the year ended December 31, 1994 was 80.7% compared to 82.3% for the same period of 1993. Cost of sales of ongoing operations for 1994 was $72,033,000, a decrease of $530,000 from 1993 cost of sales of $72,563,000. Cost of sales as a percent of sales for ongoing operations for the twelve months of 1994 was 80.7% compared to 82.1% for the year ended December 31, 1993. The decrease in cost of products sold was due to a program of internal improvements instituted over the last three years, concentrating on reduction of expenses, maximum utilization of manpower, and strategic asset investment.

Selling, general and administrative expenses for the twelve months ended December 31, 1994 were $12,602,000 compared to $13,250,000 for the like period of 1993, a decrease of $648,000 or 5%. As a percent of net sales, selling, general and administrative expenses were 14.1% for the year ended December 31,
1994 compared to 14.8% for the year ended December 31, 1993.   Strict expense
controls, combined with more efficient sales strategies, succeeded in improving selling, general and administrative expenses in relation to sales volume.

Operating income for the twelve months ended December 31, 1994 was $4,652,000 compared to $2,558,000 for the same period of 1993, an increase of $2,094,000 or 82%. Operating income for the Industrial Tools business segment was $2,857,000 for the year ended December 31, 1994, an increase of $858,000 from the prior year operating income of $1,999,000. Metal Fabrications business segment operating income was $1,232,000 greater in 1994 than in 1993, increasing from $577,000 in 1993 to $1,809,000 in 1994 despite lower sales volume. Cost controls initiated in the last three years to offset the loss of sales volume had a positive effect on the profitability of the Company.

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


Outlook

Modernization of the Company's production processes, new product development, and investment in capital equipment have established a foundation for growth, directed primarily at commercial markets. The Company is seeking opportunities to increase market share, through reinvestment in current operating units and new acquisitions. The Company has utilized, and is constantly seeking, funding assistance on favorable terms from states and municipalities for expansion of production capabilities. Cost control programs remain active in all operating plans throughout the Company.

The formerly defense-dependent operating units are continuing to place primary focus on a transition to a diversified supplier of both military and commercial markets. Capital equipment investment has been initiated and modernized production techniques employed to facilitate this transition. These operating units are beginning to realize the benefits from these efforts as increased sales and orders have materialized.


Liquidity and Capital Resources

Cash and cash equivalents amounted to $6,839,000 at December 31, 1995, a decrease of $2,590,000 from December 31, 1994. In keeping with its objective to expand market share through reinvestment, the Company authorized the usage of $2,855,000 of cash for capital expenditures. Proceeds from long-term debt of $392,000, specifically from loans received from State of Iowa Development Programs, were received in 1995 for the expansion of facilities located in that state. In addition, while dividends of $2,580,000 were paid in 1995, the Company announced in the fourth quarter of 1995 the suspension of its quarterly dividend for the purpose of reserving cash for capital reinvestment, possible future acquisitions, and due to uncertainty regarding funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma. Cash of $822,000 was used for the design and engineering of a processing plant related to this discontinued operation for the reclamation of commercially valuable materials. Operations provided $3,387,000 of cash, including net income and depreciation of $3,333,000 and $1,999,000, respectively. As evidenced by accounts receivable increasing $1,257,000 and inventories increasing $1,735,000, working capital needs increased due to higher sales thus reducing available cash.

It is expected that sufficient cash will be generated from operations to cover normal operating requirements. If the need arises, the Company has strong, long-term relationships with several large banking institutions.

Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. Loans were received in 1995 from State of Iowa Development Programs for production improvements and modernization at our sand mold casting and wire forming operations.

At December 31, 1995, the Company had $2,073,000 of current marketable securities and $3,628,000 of non-current marketable securities, classified as available-for-sale, invested in U.S. government securities, municipal bonds and commercial paper. The liquidity of these securities is readily available. The non-current marketable securities classified as held-to-maturity, with a book value of $9,981,000 and a fair value of $10,042,000, are U.S. Treasury Notes.

The intent of the Company is to hold these notes to maturity.

At December 31, 1995, the Company had established reserves of $3,857,000 for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. Prior to decommissioning, the Company proposes to construct and operate for approximately eight to ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company would modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would be comprised of construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

The Company has applied for an amendment to its current NRC license and for a revision to its current wastewater discharge permit to allow construction and operation of the proposed processing plant, and believes that these regulatory authorizations will be issued in the near future. Preliminary engineering, design and feasibility studies have been completed for the proposed processing plant, which would extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The Company has engaged a process design expert to confirm the viability of the proposed plant. The estimated cost of construction is approximately $10 million. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. The estimated costs of residue processing were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Residue processing is expected to start approximately a year after licensing approval is received. The provisions for discontinued operations reflect management's belief that the current value of the extracted materials will at least equal the estimated cost of construction and costs of processing, including estimated costs for disposal of waste generated by the process. The annual recovery revenues are estimated to be in a range of $2,000,000 to $3,000,000. However, there can be no assurance as to the level of demand for certain of the extracted materials or the actual prices which may be obtained for them, which could vary over time.

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

The NRC's decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC's October letter requested the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. The Company is currently developing such a plan. The initial level of assurance for decommissioning and construction is estimated to be at least $15 million. This estimate assumes that the Company will not be required to assure the operating costs of residue processing. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

Expenditures for environmental reclamation and decommissioning were $1,221,000 in 1995. In addition, the Company expended $822,000 for design and engineering costs for the proposed processing plant.

Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 1995 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC's decommissioning funding assurance requirements.

The remaining land and buildings of the Company's former PSM operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Management believes that proceeds from the sale of the property will be adequate to recover its costs, including costs of preparing the property for sale. The Company believes the reserves established for other costs associated with the close-down of PSM are adequate to cover such costs.

The Company's Escast operation, located in Addison, IL, included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on-site. A cost sharing agreement with the former owner of Escast is in place for any future clean-up costs. At this time, the amount of the clean-up costs is not fixed and determinable. However, the Company believes the established reserves of $591,000 are adequate to cover its share of the clean-up costs.

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




                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Fansteel Inc.:

We have audited the accompanying consolidated balance sheet of Fansteel Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of Fansteel Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fansteel Inc. at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




\s\ Ernst & Young LLP
Chicago, Illinois
January 19, 1996


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                          For the Years Ended December 31,
                                         1995           1994           1993

   Net Sales                         $102,597,754   $ 89,287,336   $ 89,387,486
   Cost and Expenses
     Cost of products sold             84,951,756     72,033,115     73,579,091
     Selling, general and
       administrative                  13,210,850     12,601,816     13,250,265
                                       98,162,606     84,634,931     86,829,356

   Operating Income                     4,435,148      4,652,405      2,558,130

   Other Income (Expense)
     Interest income                    1,229,317      1,076,740      1,383,941
     Interest expense                     (15,577)       (17,769)      (277,826)
     Other                               (134,957)       235,002        509,593
                                        1,078,783      1,293,973      1,615,708
   Income From Continuing
     Operations Before Income Taxes     5,513,931      5,946,378      4,173,838

   Income Tax Provision                 2,181,000      2,337,000      1,658,000

   Income From Continuing
     Operations                         3,332,931      3,609,378      2,515,838

   (Loss) From Discontinued
     Operations                                 -              -     (1,676,000)

   Income Before Cumulative
     Effect of Accounting Change        3,332,931      3,609,378        839,838

   Cumulative Effect to January 1,

     1993 of Change in Accounting
     for Income Taxes                           -              -         66,000

   Net Income                        $  3,332,931   $  3,609,378   $    905,838

   Income (Loss) Per Common Share
     Continuing operations                   $.39           $.42           $.29
     Discontinued operations                    -              -           (.19)
     Cumulative Effect of
       Accounting Change                        -              -            .01

     Net Income                              $.39           $.42           $.11


                 See Notes to Consolidated Financial Statements.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                           CONSOLIDATED BALANCE SHEET

                                                          At December 31,
                                                        1995           1994
    ASSETS
    Current Assets
      Cash and cash equivalents                     $  6,838,960   $  9,429,031
      Marketable securities                            2,072,902        293,367
      Accounts receivable, less allowance of
        $276,000 in 1995 and 1994                     14,305,629     13,048,394
      Inventories
        Raw material and supplies                      3,850,864      3,135,098
        Work-in-process                               11,610,410     11,376,665
        Finished goods                                 5,942,269      5,256,355
                                                      21,403,543     19,768,118
        Less:
          Reserve to state certain inventories at
            LIFO cost                                  6,888,236      6,987,569
            Total inventories                         14,515,307     12,780,549
      Other assets - current
        Deferred income taxes                          1,452,160      1,981,749
        Other                                          1,002,076        949,479
    Total Current Assets                              40,187,034     38,482,569
    Net Assets of Discontinued Operations              1,344,591        522,637
    Property, Plant and Equipment
      Land                                             1,337,641        872,641
      Buildings                                        9,396,838      8,721,261
      Machinery and equipment                         45,019,335     43,305,113
                                                      55,753,814     52,899,015
      Less accumulated depreciation                   45,533,604     43,535,103
        Net Property, Plant and Equipment             10,220,210      9,363,912
    Other Assets
      Marketable securities                           13,608,993     15,001,512
      Prepaid pension asset                            7,709,808      7,942,741
      Deferred income taxes                              227,317        175,476
      Property held for sale                           1,200,837      1,361,008
      Other                                               31,063         31,063
        Total Other Assets                            22,778,018     24,511,800

                                                    $ 74,529,853   $ 72,880,918

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                       CONSOLIDATED BALANCE SHEET (Contd.)

                                                          At December 31,
                                                        1995           1994
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities
      Accounts payable                              $  9,162,757   $  7,607,591
      Accrued liabilities                              8,391,200      9,716,919
      Income taxes                                       694,247         57,481
      Current maturities of long-term debt                77,207              -
        Total Current Liabilities                     18,325,411     17,381,991
    Long-term Debt                                       297,906              -
    Other Liabilities
      Discontinued operations                          3,500,000      4,255,000
      Deferred income taxes                            1,374,911        965,079
      Obligations under capital leases                     8,638        107,057
        Total Other Liabilities                        4,883,549      5,327,136
    Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                -              -
      Common stock, par value $2.50
       Authorized 12,000,000 shares; issued and
        outstanding 8,598,858 shares                  21,497,145     21,497,145
      Retained earnings                               29,509,444     28,756,171
      Unrealized gain (loss) on securities                16,398        (81,525)
        Total Shareholders' Equity                    51,022,987     50,171,791

                                                    $ 74,529,853   $ 72,880,918

                 See Notes to Consolidated Financial Statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)



                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                             For the Years Ended December 31,
                                            1995          1994          1993

    Cash Flows From Operating
    Activities
      Net income                       $  3,332,931  $  3,609,378  $    905,838
      Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Depreciation                       1,998,557     1,975,038     2,198,185
       Net pension charge (credit)          232,933      (153,175)     (333,114)
       Deferred income tax charge
        (credit)                            887,580     1,301,924      (378,607)
       Gain from disposals of
        property, plant and equipment        (7,750)     (291,852)     (270,678)
       Gain on sale of marketable
        securities                                -             -      (386,409)
       Provisions for environmental
        costs and other liabilities               -             -     2,717,000
       Change in assets and
        liabilities:
        (Increase) in marketable
         securities                        (289,093)     (169,988)     (169,225)
        (Increase) decrease in
         accounts receivable             (1,257,235)     (722,584)    3,792,044
        Decrease in income tax
         refunds receivable                       -       208,450       646,805
        (Increase) decrease in
         inventories                     (1,734,758)   (1,425,746)    1,315,392
        (Increase) decrease in other
         assets - current                   (52,597)       48,901      (399,755)
        (Decrease) increase in
         accounts payable and accrued
         liabilities                       (520,087)      389,570    (8,376,122)
        Increase (decrease) in income
         taxes payable                      636,766      (465,823)      114,565
        Decrease in other assets            160,171         2,579        67,267

           Net cash provided by
            operating activities          3,387,418     4,306,672     1,443,186


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)



                 CONSOLIDATED STATEMENT OF CASH FLOWS  (Contd.)



                                             For the Years Ended December 31,
                                            1995          1994          1993

    Cash Flows From Investing
    Activities
      Investment in marketable
       securities                        (5,280,031)  (14,104,906)  (19,847,705)
      Proceeds from disposition of
       marketable securities              5,280,031    13,950,000    15,378,597
      Proceeds from sale of property,
       plant and equipment                    7,750       303,513     4,557,921
      Capital expenditures               (2,854,855)   (1,654,453)     (435,997)
      Design and engineering for
       processing plant                    (821,954)            -             -

           Net cash (used in)
            investing activities         (3,669,059)   (1,505,846)     (347,184)





    Cash Flows From Financing
      Activities
      Payments on long-term debt            (17,197)     (600,000)     (975,432)
      Proceeds from long-term debt          392,310             -             -
      Proceeds from capital leases                -       113,924       197,690
      Principal payments for capital
       leases                              (103,885)      (90,589)      (10,083)
      Dividends paid                     (2,579,658)   (3,439,543)   (3,439,543)
           Net cash (used in)
            financing activities         (2,308,430)   (4,016,208)   (4,227,368)

    Net (Decrease) In Cash And Cash
     Equivalents                         (2,590,071)   (1,215,382)   (3,131,366)
    Cash And Cash Equivalents At

     Beginning Of Year                    9,429,031    10,644,413    13,775,779

    Cash And Cash Equivalents At End
     Of Year                           $  6,838,960  $  9,429,031  $ 10,644,413




                 See Notes to Consolidated Financial Statements.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                       Unrealized
   Years Ended                Common       Retained     (Loss) on
    December 31,              Stock       Earnings     Securities      Total

   1993
    Balance at January 1  $ 21,497,145  $ 31,120,041  $         -  $ 52,617,186
    Net income                       -       905,838            -       905,838
    Dividends ($.40 per
     share)                          -    (3,439,543)           -    (3,439,543)

    Balance at
     December 31            21,497,145    28,586,336            -    50,083,481

   1994
    Net income                       -     3,609,378            -     3,609,378
    Unrealized (loss)
     on securities                   -             -      (81,525)      (81,525)
   Dividends ($.40 per
     share)                          -    (3,439,543)           -    (3,439,543)

    Balance at
     December 31            21,497,145    28,756,171      (81,525)   50,171,791

   1995
    Net income                       -     3,332,931            -     3,332,931
    Unrealized gain
     on securities                   -             -       97,923        97,923
    Dividends ($.30 per
     share)                          -    (2,579,658)           -    (2,579,658)

    Balance at
     December 31          $ 21,497,145  $ 29,509,444  $    16,398  $ 51,022,987


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

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. On December 31, 1995 and 1994, the Company had purchased $4,800,000 and $8,800,000, respectively, of U.S. Government securities under agreements to resell on January 2, 1996 and January 3, 1995, respectively. Due to the short-term nature of the agreements, the Company did not take possession of the securities which were instead held in the Company's safekeeping accounts at the banks.

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, which is based on quoted prices. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses are included in other income. Cost of securities sold is determined on a specific identification basis. Application of this standard did not have a significant impact on the Company's results of operations. In accordance with Statement No. 115, the Company did not restate the financial statements for prior years.

Inventories are valued at the lower of cost, determined principally on the "last-in, first-out" (LIFO) basis, or market. Costs include direct material, labor and applicable manufacturing overhead. Inventories valued using the LIFO method comprised 93% and 94% of inventories at current cost at December 31, 1995 and 1994, respectively.

Acquisitions of properties and additions to existing facilities and equipment are recorded at cost. Accelerated depreciation is the principal method used for both financial reporting and income tax purposes.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As permitted by Statement No. 109, the Company elected not to restate prior years' financial statements. The cumulative effect of the change increased net income by $66,000 or $.01 per share for 1993.

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

Certain reclassifications have been made to prior years' financial statements to conform with the 1995 presentation.


2.   Marketable Securities

At December 31, 1995 and 1994, the Company held investments in marketable securities which it classified as either available-for-sale or held-to-maturity, depending upon the security.

Securities classified as available-for-sale at December 31, 1995 and 1994 included both securities due within one year and securities with maturity dates beyond one year. Securities with a maturity date within one year are classified as Marketable Securities as a part of Current Assets and are stated at fair value plus accrued interest. Securities with a maturity date beyond one year are included in Other Non-Current Assets and are stated at fair value. These available-for-sale securities at December 31, 1995 and 1994 included the following:


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

                                                     Amortized         Fair
                                                       Cost            Value
1995:

     Marketable Securities - Current:

       Northern Trust Advantage investment
       portfolio consisting of government
       securities, municipal bonds and
       commercial paper                           $    1,840,760  $    1,840,760

       Accrued interest                                  232,142         232,142

                                                  $    2,072,902       2,072,902

     Marketable Securities - Non-Current:

       Northern Trust Advantage investment
       portfolio consisting of government
       securities and municipal bonds             $    3,601,329       3,627,992

         Net Book Value - Available-
         for-Sale Securities:                                     $    5,700,894

1994:

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


Securities classified as held-to-maturity are stated at amortized cost and are included in Other Non-Current Assets on the December 31, 1995 and 1994 Consolidated Balance Sheet. These held-to-maturity securities at December 31, 1995 and 1994 included the following:


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

                                                     Amortized         Fair
                                                       Cost            Value
1995:

       U.S. Treasury Note, face value of
       $5,000,000, interest at 5.125%,
       due April 30, 1998                         $    4,981,001  $    4,987,500


       U.S. Treasury Note, face value of
       $5,000,000, interest at 6.250%,
       due January 31, 1997                            5,000,000  $    5,054,688

         Net Book Value - Held-to-
         Maturity Securities:                     $    9,981,001

1994:

       U.S. Treasury Note, face value of
       $5,000,000, interest at 5.125%,
       due April 30, 1998                         $    4,972,842  $    4,606,250


       U.S. Treasury Note, face value of
       $5,000,000, interest at 6.250%,
       due January 31, 1997                            5,000,000  $    4,860,938

         Net Book Value - Held-to-
         Maturity Securities:                     $    9,972,842


The calculation of gross unrealized gain (loss) for the years ended December 31, 1995 and 1994 is as follows:
                                                                       Gross
                                                                     Unrealized
                                         Fair Value       Cost       Gain (Loss)

1995:

       Available-for-sale
        securities                      $  5,468,752  $  5,442,089  $    26,663

       Held-to-maturity securities:
         U.S. Treasury Note, face
         value of $5,000,000,
         interest at 5.125%, due

         April 30, 1998                    4,987,500     4,981,001        6,499

         U.S. Treasury Note, face
         value of $5,000,000,
         interest at 6.250%, due
         January 31, 1997                  5,054,688     5,000,000       54,688

           Gross Unrealized Gain                                    $    87,850


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

                                                                       Gross
                                                                     Unrealized
                                         Fair Value       Cost       Gain (Loss)

1994:

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

Net unrealized gains (losses) on held-to-maturity securities have not been recognized in the accompanying consolidated financial statements. Net unrealized gain on available-for-sale securities included in shareholders' equity at December 31, 1995 was $16,398, consisting of gross unrealized gain of $26,663 net of deferred income taxes. Net unrealized loss on available-for-sale securities included in shareholders' equity at December 31, 1994 was $81,525, consisting of gross unrealized loss of $125,041 net of deferred income taxes.

Net realized gains on marketable securities for the year ended December 31, 1993 were $386,409. There were no realized gains or losses for the years ended December 31, 1995 or 1994.


3.   Accrued Liabilities

  Accrued liabilities at December 31, 1995 and 1994 include the following:


                                                       1995            1994
     Payroll and related costs                    $    2,552,041  $    2,683,209
     Taxes, other than income                            243,223         266,960
     Profit sharing                                      464,472         556,208
     Insurance                                         3,476,589       3,862,646
     Plant shutdown costs                                599,073         992,078
     Other                                             1,055,802       1,355,818
                                                  $    8,391,200  $    9,716,919

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

4. Discontinued Operations, Contingent Liabilities, and Other Liabilities

The Company discontinued its Metal Products business segment in 1989. Environmental reclamation and decommissioning is required for the segment's primary plant that processed certain ores which are subject to regulations of several government agencies. The residues from these processed ores were stored on site. Remaining assets were written down to estimated realizable value, and provisions were made for the estimated costs for decommissioning. Application has been made to the appropriate agencies for a portion of the site to be decommissioned. A decommissioning plan for the remainder of the site, including the residue storage areas, has been submitted to the appropriate governmental agencies for approval. Before decommissioning procedures begin for the residue storage areas, the Company plans to extract materials within the residues which have a commercial value.

At December 31, 1995, the Company had established reserves of $3,857,000 for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. Prior to decommissioning, the Company proposes to construct and operate for approximately eight to ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company would modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would be comprised of construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

The Company has applied for an amendment to its current NRC license and for a revision to its current wastewater discharge permit to allow construction and operation of the proposed processing plant, and believes that these regulatory authorizations will be issued in the near future. Preliminary engineering, design and feasibility studies have been completed for the proposed processing plant, which would extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The Company has engaged a process design expert to confirm the viability of the proposed plant. The estimated cost of construction is approximately $10 million. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. The estimated costs of residue processing were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Residue processing is expected to start approximately a year after licensing approval is received. The provisions for discontinued operations reflect management's belief that the current value of the extracted materials will at least equal the estimated cost of construction and costs of processing, including estimated costs for disposal of waste generated by the process. The annual recovery revenues are estimated to be in a range of
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

$2,000,000 to $3,000,000. However, there can be no assurance as to the level of demand for certain of the extracted materials or the actual prices which may be obtained for them, which could vary over time.

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

The NRC's decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC's October letter requested the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. The Company is currently developing such a plan. The initial level of assurance for decommissioning and construction is estimated to be at least $15 million. The estimate assumes that the Company will not be required to assure the operating costs of residue processing. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

Expenditures for environmental reclamation and decommissioning were $1,221,000, $1,061,000 and $1,986,000 in 1995, 1994, and 1993, respectively. Costs of
$357,000 which are expected to be incurred within the next year are included as plant shutdown costs in Accrued Liabilities. Costs expected to be incurred after one year are reflected on the balance sheet in Discontinued Operations as part of Other Liabilities. Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 1995 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC's decommissioning funding assurance requirements.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

In 1993, a provision of $2,717,000 ($1,676,000 after tax) was charged to eliminate the impact of having discounted estimated costs for decommissioning in prior years since the timing and amount of costs expected to be incurred were not fixed and determinable and to eliminate previously estimated unrealized recoveries.

The net assets of discontinued operations at December 31, 1995 and 1994 include the following (in thousands of dollars):

                                              1995          1994

          Land                            $       110   $       110
          Building                              5,218         5,218
                                                5,328         5,328
          Less accumulated depreciation         4,805         4,805
          Net land and buildings                  523           523
          Design and engineering costs
           for processing plant                   822              -

                                          $     1,345   $       523


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

The Company's Escast operation, located in Addison, IL, included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on-site. A cost sharing agreement with the former owner of Escast is in place for any future clean-up costs. At this time, the amount of the clean-up costs is not fixed and determinable. However, the Company believes the established reserves of $591,000 are adequate to cover its share of the clean-up costs.

Environmental matters arising at other operating units are routinely reviewed and handled through operations. The Company believes that the ultimate disposition of any other pending environmental matters will not have a material adverse effect upon the consolidated financial position of the Company.

5.  Debt

Debt at December 31, 1995 consisted of amounts obtained from various Iowa development programs due through the year 2000. Amounts due are $81,000 in 1996, 1997, 1998 and 1999, and $60,000 in 2000.

Interest paid on debt for the years ended December 31, 1995, 1994 and 1993 amounted to $4,000, $13,000 and $46,000, respectively.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

6.  Income Taxes

Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:

                                                  1995              1994
     Deferred tax assets - current:
       Plant shutdown, idle facilities and
        environmental costs                   $    103,482      $    256,078
       Self insurance accruals                     825,569           860,201
       Vacation accruals                           339,829           314,368

       State income taxes                          238,216           321,615
       Other                                       (54,937)          229,487

                                              $  1,452,160      $  1,981,749


     Deferred tax assets (liabilities) -
     noncurrent:
       State income tax net operating loss
        carryforwards net of valuation
        allowance                             $    549,350      $    427,378
       State income taxes                         (322,033)         (251,902)

                                              $    227,317      $    175,476

     Deferred tax (assets) liabilities -
     noncurrent:
       Pension credits                        $  2,426,922      $  2,504,006
       Plant shutdown, idle facilities and
        environmental costs                     (1,055,712)       (1,459,287)
       Other                                         3,701           (79,640)

                                              $  1,374,911      $    965,079


At December 31, 1995 and 1994, the Company had state income tax benefits of $1,085,000 and $1,023,000, respectively, from net operating loss carryforwards that expire in various years through 2008. For financial reporting purposes, valuation allowances of $536,000 and $596,000 at December 31, 1995 and 1994, respectively, were recognized for net operating loss carryforwards not anticipated to be realized before expiration.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)


Details of the provision (benefit) for income taxes in the consolidated statements of operations are as follows:

                                          1995           1994           1993
     Current taxes
      Federal                         $   935,000    $   900,000    $   574,000
      State and other                     379,000        331,000        450,000
                                        1,314,000      1,231,000      1,024,000
     Deferred income tax
     charge (credit)
      Federal                             829,000        950,000       (378,000)
      State                                38,000        156,000       ( 95,000)
                                          867,000      1,106,000       (473,000)
     Total                              2,181,000      2,337,000        551,000

     Allocated to
      discontinued operations                   -              -     (1,041,000)

     Cumulative effect to
      January 1, 1993 of
      change in accounting
      for income taxes                          -              -        (66,000)

     Continuing operations            $ 2,181,000    $ 2,337,000    $ 1,658,000

The deferred income tax charge in 1995 results primarily from payments for certain plant shutdown, idle facilities and environmental costs accrued in prior years.

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


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to combined income (loss) from continuing and discontinued operations before income tax provision is as follows:

                                          1995           1994           1993
     Income tax provision at
     statutory rate                   $ 1,875,000    $ 2,022,000    $   495,000
     Add (deduct):
      State income taxes, net of
       federal income tax provision       275,000        321,000        109,000
      Cumulative effect to
       January 1, 1993 of change in
      accounting for income taxes               -              -        (66,000)
      Other, net                           31,000         (6,000)        13,000

     Total income tax provision       $ 2,181,000    $ 2,337,000    $   551,000


Income taxes paid for each of the three years in the period ended December 31, 1995 amounted to $1,147,000, $1,610,000 and $1,131,000, respectively. Income tax refunds received during the three years in the period ended December 31, 1995 amounted to $427,000, $319,000 and $831,000, respectively.


7.  Retirement Plans

The Company has several non-contributory defined benefit plans covering approximately 31% of its employees. Benefits for salaried plans are generally based on salary and years of service, while hourly plans are based upon a fixed benefit rate in effect at retirement date and years of service. The Company's funding of the plans is equal to the minimum contribution required by ERISA. Contributions to defined benefit plans totalled $63,113 and $108,435 in 1995 and 1994, respectively. There were no payments in 1993.

The net pension (credits) in 1995, 1994 and 1993 are comprised of:


                                         1995           1994           1993

       Service cost                  $    368,000   $    376,000   $    388,000
       Interest cost on projected
        benefit obligations             3,181,000      3,003,000      3,005,000
       Actual return on Plan assets    (6,021,000)       823,000     (3,638,000)
       Net amortization and
        deferral                        2,660,000     (4,355,000)       (59,000)

       Net pension expense (credit)  $    188,000   $   (153,000)  $   (304,000)




ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

The plans' funded status and amounts recognized in the balance sheet at December 31 is as follows:

                                                        1995           1994
     Actuarial present value of benefit
     obligations
        Vested                                      $ 40,274,444   $ 36,397,643
        Non-vested                                       538,534        587,679

            Total accumulated benefit obligations   $ 40,812,978   $ 36,985,322

     Projected benefit obligations for services
       rendered to date                             $ 43,253,191   $ 38,675,554
     Plan assets at fair value, primarily U.S.
       Government securities and publicly traded
       stocks and bonds                               41,902,910     39,315,399
     Plan assets in excess of projected
       benefit obligations                            (1,350,281)       639,845
     Effect of change in assumptions,
       net gains and losses                           11,127,442     10,050,722
     Unrecognized net excess plan assets
       at January 1, 1986 being recognized
       over approximately 15 years                    (2,067,353)    (2,747,826)

             Prepaid pension asset                  $  7,709,808   $  7,942,741


The assumptions used in determining the actuarial present value of projected benefit obligations were as follows:

                                           1995   1994   1993

          Discount rate                    7.5%   8.5%   7.5%

          Rate of increase in future
          compensation levels              5.0%   5.5%   5.5%

          Expected long-term rate
          of return on assets              8.0%   8.0%   8.0%

The Company has several defined contribution plans covering approximately 84% of its employees. Almost all of the defined contribution plans have funding provisions which, in certain situations, require Company contributions based upon formulae relating to employee gross wages, participant contributions or hours worked. Almost all of the defined contribution plans also allow for additional discretionary Company contributions based upon profitability. The costs of these plans included in continuing operations for 1995, 1994 and 1993 were $869,000, $839,000 and $714,000, respectively.

The Company makes medical insurance available and provides limited amounts of life insurance to retirees. Retirees electing to be covered by Company sponsored health insurance pay the full cost of such insurance. The Company accrues the cost of the retiree life insurance benefits in relation to the employee's service with the Company. Cost of postretirement benefits other than pensions for the years ended December 31, 1995, 1994 and 1993 were $37,000,

$44,000 and $86,000, respectively.
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

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

    Metal Fabrications:

Titanium, nickel base and high alloy steel forgings; aluminum and magnesium sand mold castings; special wire products and investment castings.

Financial information concerning the Company's segments for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                       1995            1994            1993
     NET SALES:

      INDUSTRIAL TOOLS -

       Sales                       $ 50,068,802    $ 43,558,081    $ 38,607,023

       Intersegment sales                   (95)              -          (2,934)

                                     50,068,707      43,558,081      38,604,089

      METAL FABRICATIONS -

       Sales                         52,551,291      45,783,951      50,796,887

       Intersegment sales               (22,244)        (54,696)        (13,490)

                                     52,529,047      45,729,255      50,783,397

                                   $102,597,754    $ 89,287,336    $ 89,387,486

     OPERATING INCOME (LOSS):

       INDUSTRIAL TOOLS            $  3,109,433    $  2,856,607    $  1,998,794

       METAL FABRICATIONS             1,370,067       1,809,048         576,534

       CORPORATE                        (44,352)        (13,250)        (17,198)

                                   $  4,435,148    $  4,652,405    $  2,558,130


Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

The PSM facility in Los Angeles, California completed the phase-out of all operations during 1993. The effect of this action did not have a significant impact on the Company's financial position. The net sales of PSM for the year ended December 31, 1993 were $1,016,000. Gain of $29,000 from disposal of PSM property and plant in 1995 was deferred to cover anticipated plant shutdown costs. Gain of $2,238,000 from disposal of PSM equipment in 1993 was deferred to cover anticipated plant shutdown costs. Identifiable assets of PSM included $1,201,000 for property and plant which are carried in Other Non-Current Assets at December 31, 1995. Depreciation on the plant was $119,000 for the year ended December 31, 1993.

The percentages of net sales for classes of similar products which exceeded ten percent of the Company's consolidated net sales, for the period indicated, are set forth below:
                                                          Percentage of
                                                      Consolidated Net Sales
     Products               Business Segments        1995      1994      1993

     Tungsten carbide
      cutting tools         Industrial Tools         31%       29%       25%

     Nonferrous forgings    Metal Fabrications       11%       12%        8%

     Investment castings    Metal Fabrications       12%       13%        7%



The identifiable assets, depreciation and capital expenditures for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                          1995           1994           1993
     Identifiable assets
      Industrial Tools                $15,895,229    $14,007,160    $12,212,684
      Metal Fabrications               23,553,746     22,089,022     23,235,416
      Corporate/Discontinued           35,080,878     36,784,736     37,843,234

         Total assets                 $74,529,853    $72,880,918    $73,291,334


     Depreciation
      Industrial Tools                $   778,260    $   716,800    $   692,728
      Metal Fabrications                1,220,297      1,258,238      1,505,457
      Corporate/Discontinued                    -              -              -

         Total depreciation           $ 1,998,557    $ 1,975,038    $ 2,198,185


     Capital expenditures
      Industrial Tools                $ 1,062,578    $ 1,055,600    $   109,310
      Metal Fabrications                1,792,277        598,853        326,687
      Corporate/Discontinued                    -              -              -

         Total capital expenditures   $ 2,854,855    $ 1,654,453    $   435,997


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

9.  Lease Commitments

The Company leases data processing, transportation and other equipment, as well as certain facilities, under operating leases. Such leases do not involve contingent rentals, nor do they contain significant renewals or escalation clauses.

Total minimum future rentals under noncancelable leases at December 31, 1995 were $1,550,000, including $489,000 in 1996, $461,000 in 1997, $412,000 in 1998,
$184,000 in 1999, and $4,000 in 2000 and thereafter. Rental expense of the continuing operations was $1,094,000 in 1995, $1,187,000 in 1994, and $2,024,000
in 1993.

Property, plant and equipment included $312,000 in machinery and equipment from capital leases at December 31, 1995 and 1994. Future minimum payments including interest are $98,000 in 1996 and $9,000 in 1997.



             SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   (thousands of dollars except
   per share data)                  Mar. 31,   Jun. 30 ,  Sep. 30,   Dec. 31,

   1995
     Net sales                     $  25,649  $  25,732  $  25,631  $ 25,586
     Gross profit                      4,895      4,286      4,328     4,137
     Net income                        1,076        720        836       701
     Net income per common share         .13        .08        .10       .08

   1994
     Net sales                     $  21,813  $  22,053  $  22,319  $ 23,102
     Gross profit                      4,288      4,413      4,121     4,432
     Net income                          853        844      1,012       900
     Net income per common share         .10        .10        .12       .10

The third quarter, 1994 net income included $152,000 net gain on the sale of property at the Precision Sheet Metal (PSM) facility, the operations of which were phased out in 1993.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information regarding the Company's directors and executive officers is included in Part I page 10.

                  Additional information concerning the Company's directors is incorporated by reference to information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 24, 1996.

ITEM 11 - EXECUTIVE COMPENSATION

                  Incorporated herein by reference to information under the caption "Compensation of Directors and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 24, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)(b)(c) The information required by this Item 12 is incorporated herein by reference to the information under the captions

                  "Voting Securities and Principal Holders Thereof" and "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 24, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Incorporated herein by reference to the information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 24, 1996.



                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

         (a)(1)   Index to Consolidated Financial Statements:
                                                                    Form 10-K
                                                                       Page

                  Report of Independent Auditors.                       21

                  Consolidated Statement of Operations for each
                  of the three years in the period ended
                  December 31, 1995.                                    22

                  Consolidated Balance Sheet at December 31,
                  1995 and 1994.                                      23-24

                  Consolidated Statement of Cash Flows for each
                  of the three years in the period ended
                  December 31, 1995.                                  25-26

                  Consolidated Statement of Shareholders'
                  Equity for each of the three years in the
                  period ended December 31, 1995.                       27

                  Notes to Consolidated Financial Statements.         28-42

                  Summary Quarterly Financial Data for the
                  years ended December 31, 1995 and 1994.               42

         (a)(2)   Index to Consolidated Financial Statement Schedule:

                  Consolidated Financial Statement Schedule for each of the three years ended
                  December 31, 1995:

                  II.  Valuation and qualifying accounts                45


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

         (b) No reports have been filed on Form 8-K during the last quarter of the year ended December 31, 1995.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Additions
                                Balance at   Charged to                Balance
                                Beginning     Cost and    Deductions    at End
                                 of Year      Expenses       (1)       of Year

    Allowance for Doubtful
     Accounts:

    Year ended 12/31/95         $ 276,440    $  16,022    $  16,022   $ 276,440

    Year ended 12/31/94         $ 276,440    $ (21,929)   $ (21,929)  $ 276,440

    Year ended 12/31/93         $ 324,440    $  57,464    $ 105,464   $ 276,440



  (1)  Accounts written off, net of recoveries.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                   FANSTEEL INC.
                                                                   Registrant

  Date:  March 13, 1996         By:  \s\ William D. Jarosz
                                     William D. Jarosz, President and Chief
                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

   Signature                     Title                       Date

                                 Director; President and
   \s\ William D. Jarosz         Chief Executive Officer     March 13, 1996
   William D. Jarosz

                                 Vice President and Chief
   \s\ R. Michael McEntee        Financial Officer           March 13, 1996
   R. Michael McEntee


   \s\ Betty B. Evans            Director                    March 13, 1996
   Betty B. Evans


   \s\ R. S. Evans               Director                    March 13, 1996

   Robert S. Evans


   \s\ Thomas M. Evans, Jr.      Director                    March 13, 1996
   Thomas M. Evans, Jr.


   \s\ Jack S. Petrik            Director                    March 13, 1996
   Jack S. Petrik


   \s\ C. J. Queenan, Jr.        Director                    March 13, 1996
   Charles J. Queenan, Jr.


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