Form 10-Q
period 1996-03-31
FANSTEEL INC
filed 1996-05-10
CIK 34471

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

     For the period ended                March 31, 1996

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

                               (847) 689-4900
              (Registrant's telephone number, including area code)


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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of April 30, 1996)


                       PART 1 - FINANCIAL INFORMATION                  Form 10-Q
                       ITEM 1 - FINANCIAL STATEMENTS                      Page 2
                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET

                                                       March 31,    December 31,
                                                         1996           1995

     ASSETS                                           (Unaudited)        *
     Current Assets
      Cash and cash equivalents (including
       securities purchased under agreement
       to resell of $2,001,000 in 1996 and
       $4,796,000 in 1995)                           $ 5,009,207   $ 6,838,960
      Marketable securities                            3,126,548     2,072,902
      Accounts receivable - net                       17,846,938    14,305,629
      Inventories
       Raw material and supplies                       3,659,834     3,850,864
       Work-in-process                                12,483,721    11,610,410
       Finished goods                                  5,676,567     5,942,269
                                                      21,820,122    21,403,543
       Less reserve to state certain
        inventories at LIFO cost                       6,888,236     6,888,236
                                                      14,931,886    14,515,307
      Other assets - current
       Deferred income taxes                           1,475,991     1,452,160
       Other                                           1,296,555     1,002,076
           Total current assets                       43,687,125    40,187,034
     Net Assets of Discontinued Operations             1,769,917     1,344,591
     Property, Plant and Equipment
      Land                                             1,337,641     1,337,641
      Buildings                                        9,513,093     9,396,838
      Machinery and equipment                         45,450,779    45,019,335
                                                      56,301,513    55,753,814
      Less accumulated depreciation                   45,984,644    45,533,604
                                                      10,316,869    10,220,210
     Other Assets
      Marketable securities                           12,597,245    13,608,993
      Prepaid pension asset                            7,706,808     7,709,808
      Deferred income taxes                              162,505       227,317
      Property held for sale                           1,200,837     1,200,837
      Other                                               53,063        31,063
                                                      21,720,458    22,778,018

     Total Assets                                    $77,494,369   $74,529,853




                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 3
                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                       March 31,    December 31,
                                                         1996           1995
                                                      (Unaudited)        *

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                               $10,530,306   $ 9,162,757
      Accrued liabilities                              8,432,659     8,391,200
      Accrued income taxes                             1,176,265       694,247
      Current maturities of long-term debt                77,207        77,207
           Total current liabilities                  20,216,437    18,325,411
     Long-term Debt                                      292,046       297,906
     Other Liabilities
      Discontinued operations                          3,500,000     3,500,000

      Deferred income taxes                            1,471,404     1,374,911
      Obligations under capital leases                         -         8,638
           Total other liabilities                     4,971,404     4,883,549
     Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                -             -
      Common stock, par value $2.50
       Authorized 12,000,000 shares
       Issued and outstanding 8,598,858 shares        21,497,145    21,497,145
      Unrealized gain on marketable securities             7,601        16,398
      Retained earnings                               30,509,736    29,509,444
                                                      52,014,482    51,022,987

     Total Liabilities and Shareholders' Equity      $77,494,369   $74,529,853


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

                               FANSTEEL INC.                           Form 10-Q
                     CONSOLIDATED STATEMENT OF INCOME                     Page 4
                                   (UNAUDITED)


                                                     For the Three Months Ended
                                                       March 31,     March 31,
                                                         1996          1995

     Net sales                                       $ 28,939,111  $ 25,649,004

     Costs and expenses
      Cost of products sold                            24,034,364    20,753,940
      Selling, general and administrative               3,496,801     3,401,363

                                                       27,531,165    24,155,303


     Operating income                                   1,407,946     1,493,701

     Other income (expense)
      Interest income on investments                      253,459       303,884
      Other                                                (9,113)      (32,865)

                                                          244,346       271,019


     Income before income taxes                         1,652,292     1,764,720


     Income tax provision                                 652,000       689,000

     Net income                                      $  1,000,292  $  1,075,720


     Weighted average number of common
      shares outstanding                                8,598,858     8,598,858


     Net income per share
      (on average shares outstanding)                       $0.12         $0.13



     Dividends per common share                             $   -         $0.10





                (See Notes to Consolidated Financial Statements)


                              FANSTEEL INC.                            Form 10-Q
                 CONSOLIDATED STATEMENT OF CASH FLOWS                     Page 5
                                  (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,
                                                          1996         1995

                                                       Increase (decrease) in
                                                     cash and cash equivalents
     Cash flows from operating activities:

       Net income                                    $ 1,000,292   $ 1,075,720

       Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities:
         Depreciation                                    451,040       529,142
         Net pension charge (credit)                       3,000        (6,000)
         Deferred income tax charge                      137,474       155,718

         Changes in assets and liabilities:
          (Increase) in marketable securities            (50,695)      (35,101)
          (Increase) in accounts receivable           (3,541,309)   (1,251,593)
          (Increase) decrease in inventories            (416,579)      571,667
          (Increase) decrease in other assets -
           current                                      (294,479)      134,407
          Increase (decrease) in accounts payable
           and accruals                                1,427,354      (927,394)
          Increase in income taxes payable               482,018       832,942
          (Increase) in other assets                     (22,000)            -

       Net cash (used in) provided by operating
        activities                                      (823,884)    1,079,508

     Cash flows from investing activities:

       Additions to property, plant and equipment       (547,699)     (655,410)
       Design and engineering for processing plant      (425,326)            -
       Proceeds from disposition of marketable
        securities - current                           5,000,000             -
       Investment in marketable securities - current  (5,000,000)            -

       Net cash (used in) investing activities          (973,025)     (655,410)

     Cash flows from financing activities:

       Proceeds from long-term debt                            -       125,000
       Payments of long-term debt                         (5,860)            -
       Principal payments for capital leases             (26,984)      (25,376)
       Dividends paid                                          -      (859,886)

       Net cash (used in) financing activities           (32,844)     (760,262)

     Net (decrease) in cash and cash equivalents      (1,829,753)     (336,164)


     Cash and cash equivalents at beginning of
      period                                           6,838,960     9,429,031

     Cash and cash equivalents at March 31           $ 5,009,207   $ 9,092,867


                (See Notes to Consolidated Financial Statements)

                                FANSTEEL INC.                          Form 10-Q
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 Page 6
                                   (UNAUDITED)


Consolidated Financial Statements


  The consolidated balance sheet at March 31, 1996, and the consolidated statements of income and cash flows for the three months ended March 31, 1996 and 1995, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

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

  Securities classified as available-for-sale at March 31, 1996 include U.S. government securities, municipal bonds and commercial paper with maturity dates from April 1, 1996 to September 30, 1998. Net unrealized holding gains included in shareholders' equity at March 31, 1996 are $8,000, consisting of gross unrealized gains of $12,000 net of tax. The aggregate fair value of these securities at March 31, 1996 is $5,533,000. Amortized cost of U.S. government securities, municipal bonds and commercial paper available for sale at March 31, 1996 is $3,767,000, $1,254,000 and $500,000, respectively.

  Securities classified as held-to-maturity at March 31, 1996 represent U.S. Treasury Notes with maturity dates of January 31, 1997 and April 30, 1998. Amortized cost and fair value of these securities at March 31, 1996 are $9,983,000 and $9,966,000, respectively. There was a gross unrealized loss on these securities of $17,000 at March 31, 1996.

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





                                FANSTEEL INC.                          Form 10-Q
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)              Page 7
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into two business segments: Industrial Tools and Metal Fabrications. Net sales and operating income for the first quarter ended March 31, 1996 and 1995 for each of the Company's business segments are summarized below:

                                              1996           1995

          Net Sales:

            Industrial Tools -
              Sales                       $ 14,060,831   $ 12,501,132
              Intersegment sales                  (239)             -
                                            14,060,592     12,501,132
            Metal Fabrications
              Sales                         14,886,973     13,155,943
              Intersegment sales                (8,454)        (8,071)
                                            14,878,519     13,147,872

                                          $ 28,939,111   $ 25,649,004

          Operating Income:

            Industrial Tools              $    777,804   $    879,107
            Metal Fabrications                 645,226        617,352
            Corporate                          (15,084)        (2,758)

                                          $  1,407,946   $  1,493,701



                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          Page 8


  The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Results actually achieved thus may differ materially from expected results included in these statements.


Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

  Net sales for the quarter ended March 31, 1996 were $28,939,000, an increase of $3,290,000 or 12.8% from first quarter, 1995 net sales of $25,649,000.

  Industrial Tools business segment net sales for the first quarter of 1996 were $14,060,000 compared to $12,501,000 for the same period of 1995, an increase of $1,559,000 or 12.5%. Tungsten carbide cutting tools product lines, primarily tungsten carbide rod, were responsible for this increase. Customer recognition of premium quality, delivery and service at competitive prices has increased market share, in particular for tungsten carbide rod. While tungsten carbide rod has performed strongly for several quarters and is expected to do so for the near term, the expansion of low price Chinese suppliers into the U.S. market may eventually force adjustments in price and/or marketing strategy. Sales of tungsten carbide inserts declined due to an uncertain economy and the discontinuing of promotional offers upon introduction of the VR/Notch insert. Construction tools sales increased 43.3% with expansion into Japanese and Mexican markets, and an increasing presence in the eastern U.S. market. Growth of this product line is anticipated as the Company continues to promote price competitive, quality machined road planing tools to new distributorships. Other wear parts also increased as a result of aggressive merchandising of pre-formed products.

  Metal Fabrications business segment net sales for the quarter ended March 31, 1996 were $14,879,000, an increase of $1,731,000 or 13.2% from first quarter, 1995 net sales of $13,148,000. Sales of forgings were up 42.2% from the prior year as an upswing in the aircraft market had a significant impact on revenues. Sales to commercial aircraft customers for the building of new airplanes, along with sales for military transport and fighter planes, have spurred this rejuvenation. Continued growth of this product line is forecasted for the near term. Long-term success will depend on a steady build rate of new aircraft and sales of spare parts for the planes now being built. Sand mold castings product line net sales increased 38.3% in the current quarter due to sales of commercial airplane cylinder heads and engine blocks, and military sales of castings for the CH53 helicopter program. Investment castings sales declined 28.7% due to strong price competition and a softening in the light truck sector of the automotive market. Wire forming experienced a marginal increase in net sales compared to the same quarter of last year.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          Page 9
                                    (CONT'D.)

  Order backlog at March 31, 1996 was $37,388,000 compared to $27,867,000 at March 31, 1995, an increase of $9,521,000 or 34.2%. Industrial Tools business segment backlog was $7,754,000 at March 31, 1996, an increase of $2,922,000 or 60.5% from the same date of last year. Tungsten carbide cutting tools backlog increased due to more customers placing annual orders for tungsten carbide inserts, and expanding market share for tungsten carbide rod. Construction tools backlog increased significantly. This improvement was the result of expansion into the Japanese and Mexican markets, and the establishment of additional distribution on the eastern seaboard. Metal Fabrications business segment backlog at the end of the current quarter was $29,634,000, an increase of $6,599,000 from March 31, 1995. Forgings backlog increased $6,128,000 from March 31, 1995, an improvement of 86.3%. Orders for both commercial and military aircraft have increased substantially within the last several months, and such performance is forecasted to continue for the foreseeable future. Orders of patterns for sand mold castings increased substantially which bodes well for future business. Investment castings backlog fell 21.0% as price competition was very keen and demand for light trucks weakened.

  Cost of sales for the first three months of 1996 was $24,034,000, or 83.1% of net sales, as compared to $20,754,000 or 80.9% of net sales for the same period of 1995, an increase of $3,280,000. Price increases of certain raw materials, namely tungsten, cobalt and thorium, had a negative effect on profit margins. Scrap costs were unusually high due primarily to inefficiencies in the production of our sand mold castings product lines which carry a disproportionate work load of new parts development. Efforts to control costs by identifying and correcting such inefficiencies are ongoing.

  Selling, general and administrative expenses increased from $3,401,000 for the first quarter of 1995 to $3,497,000 for the first quarter of 1996. Selling, general and administrative expenses as a percent of net sales were 12.1% for the first three months of 1996 and 13.3% for the same period of 1995 due to the relationship of the fixed expense components to increased sales.

  Other income for the first quarter of 1996 was $244,000, a decrease of $27,000 or 9.9% from 1995 other income of $271,000. Interest earned on marketable securities totaled $253,000 in 1996, a decline of $50,000 from the same period of 1995. As the Company increasingly focuses on capital expenditures, less cash is available for investment in marketable securities.

  Net income for the quarter ended March 31, 1996 was $1,000,000 or $.12 per share compared to $1,076,000 or $.13 per share for the like period of 1995, a decrease of $76,000.


Outlook

  Improvements in the Company's production processes, new product development, and investment in capital equipment have increased opportunities for growth, directed primarily at commercial markets. The Company is seeking increased share of current markets, as well as new markets, through investment in operating units and new acquisitions. The Company has utilized, and is constantly seeking, funding assistance on favorable terms from states and municipalities for expansion of production capabilities. Cost control programs remain active in all operating plans throughout the Company.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 10
                                    (CONT'D.)


  The formerly defense-dependent operating units are continuing to place primary focus on becoming a diversified supplier to both military and commercial markets. Capital equipment investment has been initiated and new production techniques employed to facilitate this transition. The Company is beginning to realize the benefits from these efforts as increased sales and orders have materialized.


Liquidity and Capital Resources

  Cash and cash equivalents amounted to $5,009,000 at March 31, 1996, a decrease of $1,830,000 from December 31, 1995. Operations used $824,000 although net income and depreciation provided $1,000,000 and $451,000, respectively. Working capital needs were greater as sales and production volumes increased. Investments in capital equipment totalled $548,000, reflecting management's aggressive program to expand the operations of the Company.

  It is expected that sufficient cash will be generated from operations to cover normal operating requirements. If the need arises, the Company has strong, long-term relationships with several large banking institutions.

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. Loans were received in 1995 from State of Iowa Development Programs for production improvements at our sand mold casting and wire forming operations. In 1996, the State of Mississippi Business Finance Corporation will provide development loans for expansion of one of the Company's tungsten carbide rod producing facilities.

  At March 31, 1996, the Company had $3,127,000 of current marketable securities and $2,614,000 of non-current marketable securities, classified as available-for-sale, invested in U.S. government securities, municipal bonds and commercial paper. The liquidity of these securities is readily available. The non-current marketable securities classified as held-to-maturity, with a book value of $9,983,000 and a fair value of $9,966,000, are U.S. Treasury Notes. The intent of the Company is to hold these notes to maturity.

  At March 31, 1996, the Company had established reserves of $3,584,000 for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. Prior to decommissioning, the Company proposes to construct and operate for approximately eight to ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company would modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would be comprised of construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 11
                                    (CONT'D.)


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

  In October 1995, the NRC advised the Company that a decommissioning funding plan cost estimate based on construction of an on-site containment cell for contaminated soils at the site is appropriate to consider at this time. The NRC cautioned the Company, however, that an on-site containment cell may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's plan is sound. Such approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current and proposed NRC regulations and a provision of the Nuclear Waste Policy Act of 1982 requiring the Department of Energy to take title to certain "special sites" which may include the Company's site; however, there is no assurance that a plan providing for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

  The NRC's decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC's October letter requested the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. In March 1996, the Company submitted a revised decommissioning plan and related decommissioning funding plan which Management believes satisfies the NRC's decommissioning regulations. The initial level of assurance for decommissioning and construction is estimated to be at least $15 million. This estimate assumes that the Company will not be required to assure the operating costs of residue processing. The Company's available cash and capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

  Expenditures for environmental reclamation and decommissioning were $273,000 for the first three months of 1996. In addition, the Company expended $425,000 for design and engineering costs for the proposed processing plant.

  Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at March 31, 1996 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC's decommissioning funding assurance requirements.

  The remaining land and buildings of the Company's former PSM operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Management believes that proceeds from the sale of the property will be adequate to recover all costs, including expenditures to prepare the property for sale. The Company believes the reserves established for other costs associated with the close-down of PSM are adequate.

  The Company's Escast operation, located in Addison, IL, included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on-site. A cost sharing agreement with the former owner of Escast is in place for any future clean-up expenditures. At this time, the amount of the clean-up costs is not fixed and determinable. However, the Company believes the established reserves of $590,000 are adequate to cover its share of the clean-up.

  Environmental matters arising at other operating units are routinely reviewed and handled through operations. The Company believes that the ultimate disposition of any other pending environmental matters will not have a material adverse effect upon the consolidated financial position of the Company.






                                                                       Form 10-Q
                                                                         Page 13

                           PART II - OTHER INFORMATION


     Item 4.    Submission of Matters to a Vote of Security Holders

     a)   The Annual Meeting of Shareholders was held on April 24,
          1996.

     c) A Long-Term Incentive Compensation plan, designed to assist in attracting and retaining highly competent employees and to act as an incentive in motivating selected officers and other key employees of the Company and its Subsidiaries to achieve long-term corporate objectives, was placed before shareholders for approval at the Annual Meeting of Shareholders. The Long-Term Incentive Compensation plan was defeated, with 3,301,205 votes cast for the plan, 4,140,042 votes cast against the plan, and 147,081 abstentions.

          The appointment of Ernst & Young LLP as auditors of the Company for the year ending December 31, 1996 was placed before shareholders for ratification at the Annual Meeting of Shareholders. The appointment of Ernst & Young LLP as auditors of the Company was ratified with 7,571,550 votes cast for, 7,872 votes cast against, and 8,906 abstentions.

          The nominations for Directors of the Company were brought before shareholders of the Company at the Annual Meeting of Shareholders. The votes cast for and votes withheld for each of the following nominees are as follows:

                                             Votes       Votes
                         Nominee              For      Withheld

                    B. B. Evans            7,489,585      98,743

                    R. S. Evans            7,488,767      99,561

                    T. M. Evans, Jr.       7,479,529     108,799

                    W. D. Jarosz           7,537,105      51,223

                    J. S. Petrik           7,486,483     101,845

                    C. J. Queenan, Jr.     7,491,783      96,545



     Item 6.    Exhibits and Reports on Form 8-K

     b)   No reports on Form 8-K were filed during the quarter ended
          March 31, 1996.


                                                                       Form 10-Q
                                                                         Page 14







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Fansteel Inc.
                                       (Registrant)








Date -     5/10/96                    \s\ William D. Jarosz
                                          William D. Jarosz
                                  Chairman, Chief Executive Officer
                                           and President








Date -     5/10/96                  \s\ R. Michael McEntee
                                        R. Michael McEntee
                             Vice President and Chief Financial Officer