Form 10-Q
period 1996-06-30
FANSTEEL INC
filed 1996-07-30
CIK 34471

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

     For the period ended                June 30, 1996

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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of July 30, 1996)


                       PART 1 - FINANCIAL INFORMATION               Form 10-Q
                       ITEM 1 - FINANCIAL STATEMENTS                Page 2
                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET
                                                       June 30,     December 31,
                                                         1996           1995

   ASSETS                                             (Unaudited)        *
   Current Assets
    Cash and cash equivalents (including securities
     purchased under agreement to resell of
     $2,509,000 in 1996 and $4,796,000 in 1995)      $ 4,950,384   $ 6,838,960
    Marketable securities                              3,209,606     2,072,902
    Accounts receivable - net                         18,378,521    14,305,629
    Inventories
     Raw material and supplies                         3,915,284     3,850,864
     Work-in-process                                  12,480,682    11,610,410
     Finished goods                                    5,734,660     5,942,269
                                                      22,130,626    21,403,543
     Less reserve to state certain
      inventories at LIFO cost                         6,888,236     6,888,236
                                                      15,242,390    14,515,307
    Other assets - current
     Deferred income taxes                             1,149,535     1,452,160
     Other                                             1,519,411     1,002,076
         Total current assets                         44,449,847    40,187,034
   Net Assets of Discontinued Operations               2,180,664     1,344,591
   Property, Plant and Equipment
    Land                                               1,337,641     1,337,641
    Buildings                                          9,740,322     9,396,838
    Machinery and equipment                           45,571,730    45,019,335
                                                      56,649,693    55,753,814
    Less accumulated depreciation                     46,403,737    45,533,604
                                                      10,245,956    10,220,210
   Other Assets
    Marketable securities                             12,589,322    13,608,993
    Prepaid pension asset                              7,703,808     7,709,808
    Deferred income taxes                                 20,182       227,317
    Property held for sale                             1,128,851     1,200,837
    Other                                                 53,063        31,063
                                                      21,495,226    22,778,018

   Total Assets                                      $78,371,693   $74,529,853




                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                       PART 1 - FINANCIAL INFORMATION               Form 10-Q
                       ITEM 1 - FINANCIAL STATEMENTS                Page 3
                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                       June 30,     December 31,
                                                         1996           1995
                                                      (Unaudited)        *

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
    Accounts payable                                 $10,693,539   $ 9,162,757
    Accrued liabilities                                8,756,334     8,391,200
    Accrued income taxes                                 304,764       694,247
    Current maturities of long-term debt                  77,207        77,207
         Total current liabilities                    19,831,844    18,325,411
   Long-term Debt                                        252,078       297,906
   Other Liabilities
    Discontinued operations                            3,500,000     3,500,000
    Deferred income taxes                              1,621,097     1,374,911

    Obligations under capital leases                           -         8,638
         Total other liabilities                       5,121,097     4,883,549
   Shareholders' Equity
    Preferred stock without par value
     Authorized and unissued 1,000,000 shares                  -             -
    Common stock, par value $2.50
     Authorized 12,000,000 shares
     Issued and outstanding 8,598,858 shares          21,497,145    21,497,145
    Unrealized gain on marketable securities               1,332        16,398
    Retained earnings                                 31,668,197    29,509,444
         Total shareholders' equity                   53,166,674    51,022,987

   Total Liabilities and Shareholders' Equity        $78,371,693   $74,529,853


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

                               FANSTEEL INC.                   Form 10-Q
                     CONSOLIDATED STATEMENT OF INCOME          Page 4
                                   (UNAUDITED)


                                                  For the Three Months Ended
                                                    June 30,       June 30,
                                                      1996           1995

     Net sales                                    $ 30,637,797   $ 25,732,165

     Costs and expenses
      Cost of products sold                         25,293,842     21,446,447
      Selling, general and administrative            3,622,364      3,356,949

                                                    28,916,206     24,803,396


     Operating income                                1,721,591        928,769

     Other income (expense)
      Interest income on investments                   242,175        310,934
      Other                                            (40,305)       (25,175)

                                                       201,870        285,759


     Income before income taxes                      1,923,461      1,214,528


     Income tax provision                              765,000        494,000


     Net income                                   $  1,158,461   $    720,528


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858


     Net income per share
      (on average shares outstanding)                    $0.13          $0.08



     Dividends per common share                          $   -          $0.10





                (See Notes to Consolidated Financial Statements)


                               FANSTEEL INC.                   Form 10-Q
                     CONSOLIDATED STATEMENT OF INCOME          Page 5
                                   (UNAUDITED)


                                                   For the Six Months Ended
                                                    June 30,       June 30,
                                                      1996           1995

     Net sales                                    $ 59,576,908   $ 51,381,169

     Costs and expenses
      Cost of products sold                         49,328,206     42,200,387
      Selling, general and administrative            7,119,165      6,758,312

                                                    56,447,371     48,958,699


     Operating income                                3,129,537      2,422,470

     Other income (expense)
      Interest income on investments                   495,634        614,818
      Other                                            (49,418)       (58,040)

                                                       446,216        556,778


     Income before income taxes                      3,575,753      2,979,248


     Income tax provision                            1,417,000      1,183,000


     Net income                                   $  2,158,753   $  1,796,248


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858


     Net income per share
      (on average shares outstanding)                    $0.25          $0.21



     Dividends per common share                          $   -          $0.20






                (See Notes to Consolidated Financial Statements)


                              FANSTEEL INC.                      Form 10-Q
                 CONSOLIDATED STATEMENT OF CASH FLOWS            Page 6
                                  (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,

                                                          1996          1995

                                                   Increase (decrease) in
                                                  cash and cash equivalents
   Cash flows from operating activities:
     Net income                                      $ 2,158,753   $ 1,796,248

     Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
       Depreciation                                      872,257     1,030,931
       Net pension charge (credit)                         6,000       (12,000)
       Deferred income tax charge                        755,946       366,393

       Changes in assets and liabilities:

        (Increase) in marketable securities             (132,099)     (104,760)
        (Increase) in accounts receivable             (4,072,892)   (1,842,193)
        Decrease in income tax refunds receivable              -         2,288
        (Increase) decrease in inventories              (727,083)      517,885
        (Increase) in other assets - current            (517,335)      (20,570)
        Increase (decrease) in accounts payable
          and accruals                                 1,722,248       (58,040)
        (Decrease) increase in income taxes payable     (389,483)      396,305
        Decrease in other assets                          49,986             -

     Net cash (used in) provided by operating
       activities                                       (273,702)    2,072,487

   Cash flows from investing activities:
     Additions to property, plant and equipment         (898,003)   (2,168,316)
     Design and engineering for processing plant        (616,657)            -
     Proceeds from sale of marketable
       securities                                      9,100,000             -
     Investment in marketable securities              (9,100,000)            -

     Net cash (used in) investing activities          (1,514,660)   (2,168,316)

   Cash flows from financing activities:
     Proceeds from long-term debt                              -       295,310
     Payments of long-term debt                          (45,828)       (5,669)
     Principal payments for capital leases               (54,386)      (51,145)
     Dividends paid                                            -    (1,719,772)

     Net cash (used in) financing activities            (100,214)   (1,481,276)

   Net (decrease) in cash and cash equivalents        (1,888,576)   (1,577,105)


   Cash and cash equivalents at beginning of period    6,838,960     9,429,031

   Cash and cash equivalents at June 30              $ 4,950,384   $ 7,851,926

                (See Notes to Consolidated Financial Statements)

                                FANSTEEL INC.                    Form 10-Q
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Page 7
                                   (UNAUDITED)


Consolidated Financial Statements


  The consolidated balance sheet at June 30, 1996, the consolidated statements of income for the three months and six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

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

  Securities classified as available-for-sale at June 30, 1996 include U.S. government securities, municipal bonds and commercial paper with maturity dates from July 1, 1996 to September 30, 1998. Net unrealized holding gains included in shareholders' equity at June 30, 1996 are $1,000, consisting of gross unrealized gains of $2,000 net of deferred income taxes. The aggregate fair value of these securities at June 30, 1996 is $5,585,000. Amortized cost of U.S. government securities, municipal bonds and commercial paper available-for-sale at June 30, 1996 is $2,832,000, $1,754,000 and $997,000, respectively.

  Securities classified as held-to-maturity at June 30, 1996 represent U.S. Treasury Notes with maturity dates of January 31, 1997 and April 30, 1998. Amortized cost and fair value of these securities at June 30, 1996 are $9,985,000 and $9,934,000, respectively. There was a gross unrealized loss on these securities of $51,000 at June 30, 1996.

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


                                FANSTEEL INC.                    Form 10-Q
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)     Page 8
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into two business segments: Industrial Tools and Metal Fabrications. Net sales and operating income for the second quarter and six months ended June 30, 1996 and 1995 for each of the Company's business segments are summarized below:

                               Second Quarter                Six Months
                             1996          1995          1996          1995

   Net Sales:

 Industrial Tools -

     Sales               $14,429,118   $12,811,150   $28,489,949   $25,312,282
     Intersegment sales            -           (35)         (239)          (35)
                          14,429,118    12,811,115    28,489,710    25,312,247

 Metal Fabrications -

     Sales                16,214,775    12,923,948    31,101,748    26,079,891
     Intersegment sales       (6,096)       (2,898)      (14,550)      (10,969)
                          16,208,679    12,921,050    31,087,198    26,068,922

                         $30,637,797   $25,732,165   $59,576,908   $51,381,169

   Operating Income:

    Industrial Tools     $   841,294   $   763,593   $ 1,619,098   $ 1,642,700

    Metal Fabrications       892,262       174,616     1,537,488       791,968

    Corporate                (11,965)       (9,440)      (27,049)      (12,198)

                         $ 1,721,591   $   928,769   $ 3,129,537   $ 2,422,470





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


Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995


  Net sales for the second quarter of 1996 were $30,638,000, an increase of $4,906,000 or 19.1% from same quarter last year net sales of $25,732,000.

  Industrial Tools business segment net sales for the second quarter of 1996 totaled $14,429,000 compared to $12,811,000 for the same period of 1995, an increase of $1,618,000 or 12.6%. Tungsten carbide cutting tools product line, and more specifically tungsten carbide rod, accounted for the majority of this increase. Competitive pricing, combined with superior quality and customer service, has increased market share for tungsten carbide rod. Construction tools product line net sales also improved in the current quarter. Improvements in product quality, along with price competitiveness, have made inroads in the road planing markets. A new distributorship which services Mexico also had a beneficial effect on sales of this product line. Mining tools product line sales, however, continued a downward trend. Flat cutter bits sales have lagged as customers have discovered that current stocks can be reground, thus prolonging the life of these tools.

  Metal Fabrications business segment net sales for the second quarter of 1996 were $16,209,000, an increase of $3,288,000 or 25.4% from second quarter, 1995 net sales of $12,921,000. Forgings product line sales have risen dramatically over the last twelve months, including a 48% improvement in the current quarter from the same quarter of last year. Coinciding with a stronger general economy and a resurgence specific to the aircraft industry, a comprehensive material supply program and shorter lead times have had a positive effect on the attractiveness of the Company's forgings product line to customers. Substantial sales have been recorded for the McDonnell Douglas MD-90 program, along with the Boeing 727 and F-22 programs. Forgings sales have also benefitted from price increases averaging around 15%. Sand mold casting sales increased in the current quarter due to commercial shipments of cylinder heads and engine blocks, and military sales of engine parts and air frame structures. Sales of patterns for sand mold castings rose on releases for new programs from Boeing. Sales to outdoor product and vending machine customers spurred improvements in sales performance in the wire forming product line. Investment castings product lines, however, experienced a dip in sales in the current quarter. The demand for investment castings declined as a light truck manufacturer reduced requirements for our products. In addition, this significant customer will be switching a high volume part from the investing casting process to the powdered metal process.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 10
                                    (CONT'D.)


  Cost of sales for the quarter ended June 30, 1996 was $25,294,000, an increase of $3,847,000 from the same quarter of 1995. Cost of sales as a percent of net sales, however, declined in the current quarter, from 83.3% in 1995 to 82.6% in 1996. The cost of sales dollar increase is related to the increase in sales volume and raw material price hikes, yet improved efficiencies and cost controls have combined to improve margins. Additionally, the relationship of fixed costs in a period of rising sales assisted the more favorable margin performance. Also, a large workers compensation charge is reflected in the 1995 margins.

  Selling, general and administrative expenses for the current quarter were $3,622,000 compared to $3,357,000 for the second quarter of 1995, an increase of $265,000. Selling, general and administrative expenses as a percent of net sales were 11.8%, an improvement from second quarter, 1995 of 13.0%. The increase in sales volume has resulted in increased variable selling expenses, including commissions, but this has been offset by the effect of improved sales volume.

  Other income for the second quarter of 1996 totaled $202,000, a decrease of $84,000 from the same quarter of last year. Lower short term interest rates, combined with less cash available for investment, reduced interest income on investments. Interest earned on investments in the current quarter was $242,000 compared to $311,000 for the same period in 1995.


  Net income for the three months ended June 30, 1996 was $1,158,000 or $.13 per share, compared to $721,000 or $.08 per share for the same period of 1995, an increase of $437,000 or 60.6%.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

  Net sales for the first six months of 1996 were $59,577,000 compared to $51,381,000 for the first six months of 1995, an increase of $8,196,000 or 16.0%.

  Net sales for the Industrial Tools business segment for year-to-date 1996 were $28,490,000, an increase of $3,178,000 or 12.6% from 1995 net sales of
$25,312,000. Tungsten carbide cutting tools product line net sales increased 13.9% in the current year, primarily due to tungsten carbide rod. The Company's tungsten carbide rod products sales continue to rise as customers have recognized our quality and service delivered at a competitive price. The increase in sales of tungsten carbide rod was partially offset by a decrease in sales of inserts. The introduction of diamond tipped inserts in early 1995, and the promotional offers which coincided with the introduction of this product, boosted the 1995 insert sales. The promotional offers were discontinued in 1996, and the sales of inserts have declined. Construction tools product line net sales are up 40.1% from last year as new distributorships serving the Mexican and Japanese markets, along with increasing recognition of quality and price, have expanded market penetration. Other wear parts product lines improved due to aggressive merchandising of pre-formed products.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 11

                                    (CONT'D.)

  Metal Fabrications business segment net sales for the first half of 1996 amounted to $31,087,000 compared to $26,069,000 for the first half of 1995, an increase of $5,018,000 or 19.2%. Forgings product line sales have improved 45.2% compared to last year with the aircraft industry showing increased demand. Commercial aircraft sales, such as for the Boeing 727 and McDonnell Douglas MD-90, and military fighter sales, such as for the F-22, have improved substantially. But the current improvement of this product line, and prospects of continued success, has as its roots a comprehensive material supply program which offers customers shorter lead times than competitors. Sand mold casting sales increased 34.5% over last year due to both commercial and military contracts. Commercial sales included cylinder heads and engine blocks; military sales included engine parts for the CH-53 helicopter program, and air frame structures. Sales of patterns for sand mold castings have improved due to new business from Boeing and Sikorsky. Wire forming product line net sales are up 10% from last year as the outdoor products industry is in a strong business cycle. Investment castings product line, however, experienced a 21.3% decline in net sales from the prior year. Strong price competition resulted in the loss of several contracts, and reduced production requirements from a light truck manufacturer caused a loss of revenue.

  Backlog of orders at June 30, 1996 totaled $38,723,000, an increase of $7,299,000 from June 30, 1995. Industrial Tools business segment backlog at June 30, 1996 was $7,519,000, an improvement of 31.5% from one year ago. Tungsten carbide cutting tools backlog improved as backlog of tungsten carbide rod increased dramatically due to expanded market share. Receipt of orders with late 1996 release dates resulted in an increase in backlog of tungsten carbide inserts. Construction tools product line backlog is also up substantially from June 30, 1995. Quality improvements, price competitiveness, and new distributorships, in a recovering economic environment for the road construction industry, have had a beneficial effect on sales orders. Construction tools product line should continue this positive trend into the near future, as additional road planing contracts are expected to be awarded in the next several months. Mining tools product line backlog is down 53.2% from last year, continuing a disappointing trend of the last several quarters. Price competition in the mining tool market is very keen, and as a result customers
are now placing orders on an as needed basis.    Metal Fabrications business
segment backlog at June 30, 1996 was $31,204,000, an increase of $5,499,000 or 21.4% from the same date of last year. This increase is almost entirely due to the forgings product line, which is up 55.8% from last year. The increased demand in the aircraft industry, combined with better material availability which has made the Company's product more attractive, are the main reasons for the backlog improvement. Forgings are expected to continue to expand market share, but at a slower pace than in the past year. Sand mold castings backlog was down at June 30, 1996 compared to the prior year as the 1995 backlog included a large order for thorium aircraft engine parts which shipped in 1996. Patterns for sand mold castings backlog has risen in the past year as new orders for commercial aircraft and helicopter programs have been received. Wire forming backlog remains strong, up 22% from June 30, 1995. Investment castings backlog has lost 28.9% of its value since June 30th of last year due to the loss of certain major contracts. A significant customer for injector clamps has announced that it will now purchase these clamps made by the powder metal process rather than investment casting. The market has become very competitive for available business. Talks have been initiated with several prospective new clients to rebuild the sales base. Unless new orders are received to replace business lost in the last six months, revenue and profit performance in this product line will suffer for the near term.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 12
                                    (CONT'D.)


  Cost of sales for the six months ended June 30, 1996 totaled $49,328,000, an increase of $7,128,000 or 16.9% from the same period of 1995. Cost of sales as a percent of net sales for the first half of 1996 was 82.8% compared to 82.1% for the like period of 1995. High scrap costs in the production of our sand mold castings product line in the first quarter of 1996, along with price increases for certain raw materials, had a negative effect on gross margins. Improved production efficiencies in the second quarter of 1996, and a large workers compensation charge in the second quarter of 1995, narrowed the difference between cost of sales as a percent of sales from 1995 to 1996.

  Selling, general and administrative expenses were $7,119,000 for year-to-date 1996 compared to $6,758,000 for the same period of 1995, an increase of $361,000 or 5.3%. Variable selling expenses, including commissions, had the major impact on the dollar increase in selling, general and administrative expenses.
Selling, general and administrative expenses as a percent of net sales for the first six months of 1996 were 12.0% compared to 13.2% for the first half of 1995. Increased sales volume, and the relationship to fixed expenses, was the primary reason for the decrease in expenses as a percent of net sales.

  Other income for 1996 of $446,000 decreased $111,000 from 1995 other income of $557,000. Interest earned on investments was down in 1996 due to lower short term interest rates in 1996, and lower cash balances available for investment in marketable securities and overnight repurchase agreements, reflecting management's intentions to invest in our various operating units. Interest earned on investments totaled $496,000 for the first six months of 1996.

  Net income for the six months ended June 30, 1996 was $2,159,000 or $.25 per share. Net income for the same period of 1995 was $1,796,000 or $.21 per share.


Outlook

  Improvements in the Company's production processes, new product development, and investment in capital equipment have increased opportunities for growth, directed primarily at commercial markets. The Company is seeking increased share of current markets, as well as new markets, through investment in operating facilities and new acquisitions. The Company has utilized, and is constantly seeking, funding assistance on favorable terms from states and municipalities for expansion of production capabilities. Cost control programs remain active in all operating plans throughout the Company.

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


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 13
                                    (CONT'D.)


Liquidity and Capital Resources

  Cash and cash equivalents amounted to $4,950,000 at June 30, 1996, a decrease of $1,889,000 from December 31, 1995. Net income and depreciation provided $2,159,000 and $872,000, respectively. Operations used $54,000 due primarily to an increase in accounts receivable. Capital expenditures totaled $898,000, including building expansions at our Gulfport, MS and Washington, IA operations to service increased business volume.

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

  At June 30, 1996, the Company had $3,210,000 of current marketable securities and $2,604,000 of non-current marketable securities, classified as available-for-sale, invested in U.S. government securities, municipal bonds and commercial paper. These securities are readily liquid. The non-current marketable securities classified as held-to-maturity, with a book value of $9,985,000 and a fair value of $9,934,000, are U.S. Treasury Notes. The intent of the Company is to hold these notes to maturity.

  At June 30, 1996, the Company had established reserves of $3,927,000 for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. Prior to decommissioning, the Company proposes to construct and operate for approximately eight to ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company would modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would be comprised of construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

  The Company has applied for an amendment to its current NRC license and for a revision to its current wastewater discharge permit to allow construction and operation of the proposed processing plant, and believes that these regulatory authorizations will be issued in the near future. Preliminary engineering, design and feasibility studies have been completed for the proposed processing plant, which would extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The Company engaged a process design expert to confirm the viability of the proposed plant. The estimated cost of construction is approximately $10 million. The estimated value of materials to be extracted

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 14
                                    (CONT'D.)

is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. The estimated costs of residue processing were developed by Company personnel and independent consultants using evaluations based on the pilot testing performed. Residue processing is expected to start approximately a year after licensing approval is received. The provisions for discontinued operations reflect management's belief that the current value of the extracted materials will at least equal the estimated cost of construction and costs of processing, including estimated costs for disposal of waste generated by the process. The annual recovery revenues are estimated to be in a range of $2,000,000 to $3,000,000. However, there can be no assurance as to the level of demand for certain of the extracted materials or the actual prices which may be obtained for them, which could vary over time.

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

  The NRC's decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC's October letter requested the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. In March 1996, the Company submitted a revised decommissioning plan and related decommissioning funding plan. The level of assurance for decommissioning and construction is estimated to be at least $15 million. This estimate assumes that the Company will not be required to assure the operating costs of residue processing. In May, 1996, the NRC notified the Company that the current financial assurance letter of credit of $750,000 must be increased by $3,706,460 based upon the revised decommissioning plan submitted. This initial level of assurance may be changed upon further review by the NRC. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 15
                                    (CONT'D.)

  Expenditures for environmental reclamation and decommissioning were $217,000 for the first six months of 1996. In addition, the Company expended $617,000 for design and engineering costs for the proposed processing plant.

  Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at June 30, 1996 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC's decommissioning funding assurance requirements.

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

  The Company's Escast operation, located in Addison, IL, included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on-site. A cost sharing agreement with the former owner of Escast is in place for any future clean-up expenditures. At this time, the amount of the clean-up costs is not fixed and determinable. However, the Company believes the established reserves are adequate to cover its share of the clean-up.

  Environmental matters arising at other operating units are routinely reviewed and handled through operations. The Company believes that the ultimate disposition of any other pending environmental matters will not have a material adverse effect upon the consolidated financial position of the Company.



                                                                       Form 10-Q
                                                                       Page 16

                           PART II - OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K

     b)   No reports on Form 8-K were filed during the quarter ended
          June 30, 1996.


                                                                       Form 10-Q
                                                                       Page 17







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Fansteel Inc.
                                       (Registrant)





Date -     7/30/96                    /s/ William D. Jarosz
                                          William D. Jarosz
                           Chairman, President and Chief Executive Officer









Date -     7/30/96                  /s/ R. Michael McEntee
                                        R. Michael McEntee
                             Vice President and Chief Financial Officer