Form 10-Q
period 1996-09-30
FANSTEEL INC
filed 1996-11-06
CIK 34471

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

     For the period ended              September 30, 1996

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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of October 31, 1996)


                       PART 1 - FINANCIAL INFORMATION               Form 10-Q
                       ITEM 1 - FINANCIAL STATEMENTS                Page 2
                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET

                                                     September 30,  December 31,
                                                         1996           1995

   ASSETS                                             (Unaudited)        *
   Current Assets
    Cash and cash equivalents (including securities
     purchased under agreement to resell of
     $1,325,000 in 1996 and $4,796,000 in 1995)      $ 3,465,793   $ 6,838,960
    Marketable securities                              5,159,215     2,072,902
    Accounts receivable - net                         19,436,473    14,305,629
    Inventories
     Raw material and supplies                         4,769,346     3,850,864
     Work-in-process                                  12,586,114    11,610,410
     Finished goods                                    6,581,661     5,942,269
                                                      23,937,121    21,403,543
     Less reserve to state certain
      inventories at LIFO cost                         6,888,236     6,888,236
                                                      17,048,885    14,515,307
    Other assets - current
     Deferred income taxes                             1,511,017     1,452,160
     Other                                             1,401,032     1,002,076
         Total current assets                         48,022,415    40,187,034
   Net Assets of Discontinued Operations               2,260,946     1,344,591
   Property, Plant and Equipment
    Land                                               1,421,641     1,337,641
    Buildings                                         10,539,670     9,396,838
    Machinery and equipment                           49,240,167    45,019,335
                                                      61,201,478    55,753,814
    Less accumulated depreciation                     46,883,456    45,533,604
                                                      14,318,022    10,220,210
   Other Assets
    Marketable securities                              4,987,103    13,608,993
    Prepaid pension asset                              7,698,201     7,709,808
    Deferred income taxes                                      -       227,317
    Property held for sale                             1,128,851     1,200,837
    Goodwill                                           3,416,156             -
    Other                                                 53,044        31,063
                                                      17,283,355    22,778,018

   Total Assets                                      $81,884,738   $74,529,853



                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                       PART 1 - FINANCIAL INFORMATION               Form 10-Q
                       ITEM 1 - FINANCIAL STATEMENTS                Page 3
                                  FANSTEEL INC.
                      CONSOLIDATED BALANCE SHEET   (Cont'd.)


                                                     September 30,  December 31,
                                                         1996           1995
                                                      (Unaudited)        *

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
    Accounts payable                                 $10,437,829   $ 9,162,757
    Accrued liabilities                                9,279,244     8,391,200
    Accrued income taxes                                 676,010       694,247
    Current maturities of long-term debt                 339,831        77,207
         Total current liabilities                    20,732,914    18,325,411
   Long-term Debt                                      1,639,173       297,906
   Other Liabilities
    Discontinued operations                            3,500,000     3,500,000
    Deferred income taxes                              1,733,337     1,374,911

    Obligations under capital leases                           -         8,638
         Total other liabilities                       5,233,337     4,883,549
   Shareholders' Equity
    Preferred stock without par value
     Authorized and unissued 1,000,000 shares                  -             -
    Common stock, par value $2.50
     Authorized 12,000,000 shares
     Issued and outstanding 8,598,858 shares          21,497,145    21,497,145
    Unrealized gain on marketable securities                   -        16,398
    Retained earnings                                 32,782,169    29,509,444
         Total shareholders' equity                   54,279,314    51,022,987

   Total Liabilities and Shareholders' Equity        $81,884,738   $74,529,853


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

                               FANSTEEL INC.                   Form 10-Q
                     CONSOLIDATED STATEMENT OF INCOME          Page 4
                                   (UNAUDITED)


                                                     For the Three Months Ended
                                                     September 30, September 30,
                                                         1996          1995

   Net sales                                         $ 30,807,845  $ 25,631,292

   Costs and expenses
    Cost of products sold                              25,464,472    21,303,269
    Selling, general and administrative                 3,628,099     3,216,393

                                                       29,092,571    24,519,662


   Operating income                                     1,715,274     1,111,630

   Other income (expense)
    Interest income on investments                        201,375       305,558
    Interest other, net                                   (12,261)       (3,476)
    Other                                                 (37,416)      (47,035)

                                                          151,698       255,047


   Income before income taxes                           1,866,972     1,366,677


   Income tax provision                                   753,000       531,000


   Net income                                        $  1,113,972  $    835,677


   Weighted average number of common
    shares outstanding                                  8,598,858     8,598,858


   Net income per share
    (on average shares outstanding)                         $0.13         $0.10



   Dividends per common share                               $   -         $0.10







                (See Notes to Consolidated Financial Statements)


                               FANSTEEL INC.                   Form 10-Q
                     CONSOLIDATED STATEMENT OF INCOME          Page 5
                                   (UNAUDITED)


                                                      For the Nine Months Ended
                                                     September 30, September 30,
                                                         1996          1995

   Net sales                                         $ 90,384,753  $ 77,012,461

   Costs and expenses
    Cost of products sold                              74,792,678    63,503,656
    Selling, general and administrative                10,747,264     9,974,705

                                                       85,539,942    73,478,361


   Operating income                                     4,844,811     3,534,100

   Other income (expense)
    Interest income on investments                        697,009       920,376
    Interest other, net                                   (14,282)       (6,247)
    Other                                                 (84,813)     (102,304)

                                                          597,914       811,825


   Income before income taxes                           5,442,725     4,345,925


   Income tax provision                                 2,170,000     1,714,000


   Net income                                        $  3,272,725  $  2,631,925


   Weighted average number of common
    shares outstanding                                  8,598,858     8,598,858


   Net income per share
    (on average shares outstanding)                         $0.38         $0.31



   Dividends per common share                               $   -         $0.30






                (See Notes to Consolidated Financial Statements)


                              FANSTEEL INC.                      Form 10-Q

                 CONSOLIDATED STATEMENT OF CASH FLOWS            Page 6
                                   (UNAUDITED)


   FOR THE NINE MONTHS ENDED SEPTEMBER 30,                1996          1995
                                                      Increase (decrease) in
                                                     cash and cash equivalents

   Cash flows from operating activities:
     Net income                                      $ 3,272,725   $ 2,631,925
     Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
       Depreciation and amortization                   1,390,361     1,490,281
       Net pension charge                                 11,607        90,715
       Deferred income tax charge                        526,905       572,355
       (Gain) from disposal of property, plant
        and equipment                                          -          (250)
       (Gain) on sale of marketable securities            (2,899)            -

       Changes in assets and liabilities:
        (Increase) in marketable securities             (131,057)     (152,920)
        (Increase) in accounts receivable             (4,310,354)   (1,273,403)
        Decrease in income tax refunds receivable              -         2,288
        (Increase) in inventories                     (2,188,215)      (20,852)
        (Increase) in other assets - current            (356,879)      (55,572)
        Increase (decrease) in accounts payable
          and accruals                                   824,244      (551,091)
        (Decrease) increase in income taxes payable      (18,237)      543,748
        Decrease in other assets                         (22,000)            -

     Net cash (used in) provided by operating
       activities                                     (1,003,799)    3,277,224

   Cash flows from investing activities:
     Acquisition of AST:
      Accounts receivable                               (820,490)            -
      Inventory                                         (345,363)            -
      Other assets - current                             (42,077)            -
      Property, plant and equipment                   (3,884,000)            -
      Goodwill                                        (3,454,540)            -
      Accounts payable and accrued liabilities           667,761             -
      Debt                                               954,094             -

        Total acquisition of AST                      (6,924,615)            -
     Additions to property, plant and equipment       (1,565,789)   (2,616,433)
     Proceeds from sale of property, plant
      and equipment                                            -           250
     Proceeds from sale of assets held for sale          597,255             -
     Design and engineering for processing plant        (696,939)            -
     Proceeds from disposition of marketable
       securities                                     14,753,135       500,000
     Investment in marketable securities              (9,100,000)     (500,000)

     Net cash (used in) investing activities          (2,936,953)   (2,616,183)


                              FANSTEEL INC.                      Form 10-Q
                 CONSOLIDATED STATEMENT OF CASH FLOWS (Cont'd.)  Page 7
                                   (UNAUDITED)



   FOR THE NINE MONTHS ENDED SEPTEMBER 30,                1996          1995
                                                       Increase (decrease) in
                                                     cash and cash equivalents

   Cash flows from financing activities:
     Proceeds from long-term debt                        758,396       295,310
     Payments of long-term debt                         (108,599)      (11,388)
     Principal payments for capital leases               (82,212)      (77,313)
     Dividends paid                                            -    (2,579,658)

     Net cash provided by (used in)
      financing activities                               567,585    (2,373,049)

   Net (decrease) in cash and cash equivalents        (3,373,167)   (1,712,008)

   Cash and cash equivalents at beginning of period    6,838,960     9,429,031

   Cash and cash equivalents at September 30         $ 3,465,793   $ 7,717,023


                (See Notes to Consolidated Financial Statements)

                                FANSTEEL INC.                    Form 10-Q
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Page 8
                                   (UNAUDITED)


Consolidated Financial Statements


  The consolidated balance sheet at September 30, 1996, the consolidated statements of income for the three months and nine months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

  Effective, January 1, 1994, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has determined its securities to be "held-to-maturity" securities. Marketable securities with a maturity date within one year are classified as current, and over one year maturity date are classified as non-current on the balance sheet.

  Securities classified as held-to-maturity at September 30, 1996 represent U.S. Treasury Notes with maturity dates of January 31, 1997 and April 30, 1998. Amortized cost and fair value of these securities at September 30, 1996 are $9,987,000 and $9,948,000, respectively. There was a gross unrealized loss on these securities of $39,000 at September 30, 1996.

  On July 31, 1996, AST Acquisition Corp., a wholly-owned subsidiary of the Company, acquired all of the assets and certain liabilities of American Sintered Technologies, Inc. (AST) for the cash price of $6,924,615. In addition to the cash paid, the Company assumed $954,094 of low-interest municipal loans. AST, a powdered metal components manufacturer, was included in the Company's Metal Fabrications business segment.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


                                FANSTEEL INC.                    Form 10-Q
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)     Page 9
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into two business segments: Industrial Tools and Metal Fabrications. Net sales and operating income for the third quarter and nine months ended September 30, 1996 and 1995 for each of the Company's business segments are summarized below:

                                Third Quarter                Nine Months
                             1996          1995          1996          1995

   Net Sales:

 Industrial Tools -

     Sales               $13,459,358   $12,418,238   $41,949,307   $37,730,520
     Intersegment sales            -             -          (239)          (35)
                          13,459,358    12,418,238    41,949,068    37,730,485

 Metal Fabrications -

     Sales                17,352,973    13,214,660    48,454,721    39,294,551
     Intersegment sales       (4,486)       (1,606)      (19,036)      (12,575)
                          17,348,487    13,213,054    48,435,685    39,281,976

                         $30,807,845   $25,631,292   $90,384,753   $77,012,461

   Operating Income:

    Industrial Tools     $   794,420   $   725,377   $ 2,413,518   $ 2,368,077

    Metal Fabrications       935,290       389,954     2,472,778     1,181,922

    Corporate                (14,436)       (3,701)      (41,485)      (15,899)

                         $ 1,715,274   $ 1,111,630   $ 4,844,811   $ 3,534,100





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


Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

  Net sales for the third quarter of 1996 totaled $30,808,000, an increase of $5,177,000 or 20.2% from third quarter, 1995 net sales of $25,631,000.

  Industrial Tools business segment net sales were $13,459,000 in the three months ended September 30, 1996, compared to $12,418,000 for the similar period of 1995, an increase of $1,041,000 or 8.4%. Tungsten carbide cutting tools were primarily responsible for this increase, most notably in tungsten carbide rod sales. Penetration into foreign markets, along with added market share in the western United States, have had a positive impact on rod sales. Sales of tungsten carbide inserts, categorized within tungsten carbide cutting tools, were down slightly in the current quarter. Price competition has had a negative effect on insert sales to the aircraft industry. Other product lines within this business segment, including mining tools and accessories, construction tools, and wear parts, were essentially unchanged from the same quarter of last year.

  Metal Fabrications business segment net sales for the third quarter of 1996 were $17,349,000 compared to $13,213,000 for the third quarter of 1995, an increase of $4,136,000 or 31.3%. The acquisition on July 31, 1996 of American Sintered Technologies (AST), a powdered metal components manufacturer, added $1,536,000 of sales in the current quarter. Forgings product line sales, spurred by a resurgent aircraft industry, increased 21.8% compared to the same quarter of last year. Sales for new commercial programs included engine mounts for the MD-90 and Boeing 727, and wing structural components for the Boeing 777. Sales for new military programs included structural parts for the F-22. Price increases to offset higher material costs also increased revenues within the forgings product line. Sand mold castings increased 13.2% as a result of the improved aircraft industry. Sales and marketing efforts have been directed at wider market penetration with a focus on commercial programs. Contracting with sales agents, instead of employing direct salesmen, has allowed for greater coverage of markets. Shipments of aircraft structural components for new commercial programs were a tangible result of the marketing emphasis. Sales of patterns for sand mold castings were up substantially in the third quarter of 1996. New programs received for aircraft structural components, helicopters, and aircraft engines from existing and new customers positively impacted sales of patterns in the current period, and are an encouraging sign for sales of castings in future periods. Wire forming sales increased in the current quarter with steady performance of components for outdoor products and agricultural products, and expansion into vending machine products. Investment casting sales were relatively unchanged from the third quarter of 1995.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 11
                                    (Cont'd.)

  Cost of goods sold for the third quarter of 1996 was $25,464,000, an increase of $4,161,000 over the third quarter of 1995. Production volume increases, and the acquisition of AST, were primarily responsible for the cost of sales dollar increase. However, cost of sales as a percent of net sales improved in the current quarter, from 83.1% in the third quarter of 1995 to 82.7% in the third quarter of 1996. Cost of sales as a percent of net sales was affected by sale price increases in certain product lines initiated to offset the impact of raw material price increases. Also, fixed costs relationship to profitability was less pronounced.

  Selling, general and administrative expenses for the three months ended September 30, 1996 totaled $3,628,000 compared to $3,216,000 for the same period of 1995, an increase of $412,000. Variable expenses, most notably commissions, and the acquisition of AST, were primarily responsible for the dollar increase. Selling, general and administrative expenses as a percent of net sales declined from 12.6% for the third quarter of 1995 to 11.8% for the third quarter of 1996. Sales volume increases more than offset increased variable selling and administrative expenses.

  Other income for the quarter ended September 30, 1996 was $152,000 compared to $255,000 for the quarter ended September 30, 1995. This decrease is attributable to a decline in interest earned as there was less cash available for investment. The acquisition of AST was the significant factor in reduced cash available for investment. Interest earned on investments in the current quarter was $201,000, a decrease of $105,000 from the third quarter of 1995.

  Net income for the quarter ended September 30, 1996 was $1,114,000, or $.13 per share, compared to $836,000, or $.10 per share, for the same quarter of last year, an increase of $278,000 or $.03 per share.


Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

  Net sales for the nine months ended September 30, 1996 were $90,385,000 compared to $77,012,000 for the same period of 1995, an increase of $13,373,000 or 17.4%.

  Net sales for the Industrial Tools business segment for year-to-date September 30, 1996 were $41,949,000, an increase of $4,219,000 or 11.2% from year-to-date
September 30, 1995 net sales of $37,730,000. Tungsten carbide cutting tool sales increases constituted much of this improvement, due almost exclusively to tungsten carbide rod. Tungsten carbide rod shipments improved 33.3% in good part to a concentrated effort to improve deliveries by expanding the number of warehouses. The addition of new customers, particularly foreign, also helped tungsten carbide rod sales. Tungsten carbide inserts were negatively affected by keen price competition, mainly in the U.S. aircraft industry. Tantung cutting tools declined throughout 1996 as several European woodworking customers are switching to diamond-tipped tools. Mining tools product line net sales decreased in the current year as the reduced demand for high sulfur coal, due to costly environmental constraints, caused several mines to close. Construction tools product line increased 26.3% in the current year due to product improvement and new marketing strategies including consignment of product to customers.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 12
                                    (Cont'd.)

  Metal Fabrications business segment net sales for the first nine months of 1996 were $48,436,000, an improvement of $9,154,000 or 23.3% over 1995 sales of
$39,282,000. Powdered metal components, manufactured by recent acquisition AST, added $1,536,000 in the current year. Forgings product line net sales increased $4 million due to a combination of price increases and new programs. Sale price increases were instituted in 1996 to offset raw material price increases. New programs have been attracted through aggressive pursuit of new business within our core markets, including engine mounts for the MD-90 and Boeing 727 commercial aircraft, wing structural components for the Boeing 777 commercial aircraft, and structural parts for the F-22 military aircraft. Additional forging sales within the year have also been realized with a greater utilization of steel, aluminum and nickel-based raw materials, whereas product shipped last year was concentrated more in the use of titanium. Sand mold castings product line increased 26.5% with the improved aircraft industry. Marketing and sales efforts, specifically adding sales agents to promote wider coverage of territories, with an emphasis on commercial programs, had a positive effect. Patterns for sand mold castings showed a significant increase as several new programs were secured. These new programs include aircraft structural components, helicopter parts, and aircraft engines. Wire forming product line net sales increased in the current year with growth in most markets served and penetration into new applications. Investment castings product line sales declined 15.3% as price competition was keen and caused the loss of several contracts in the firearms, automotive, aerospace and food equipment industries.


  Order backlog at September 30, 1996 was $43,361,000 compared to $31,703,000 at September 30, 1995, an increase of $11,658,000 or 36.8%. Backlog in the Industrial Tools business segment was $6,536,000 at September 30, 1996, an increase of $876,000 or 15.5% from September 30, 1995 backlog of $5,660,000. Tungsten carbide cutting tools product lines, predominantly tungsten carbide rod, were responsible for this increase. Tungsten carbide rod has experienced excellent growth over the past several years, enhanced by the expansion into foreign markets during 1996. Tungsten carbide inserts backlog, however, decreased due to competitive market pressures. Mining tools product line backlog also decreased as the reduced demand for high sulfur coal, due to costly environmental constraints, caused several coal mines to close. Metal Fabrications business segment backlog at September 30, 1996 was $36,825,000 compared to $26,043,000 on the same date of 1995, an increase of $10,782,000. Backlog of powdered metal components product line, added with the AST acquisition in 1996, was $1,480,000 at the end of September, 1996. Forgings product line backlog was up $7,829,000, a 76.3% increase from last year. Orders for several new commercial and military programs have been received in the last year. Backlog in this product line has also been increased by customers placing orders farther in advance due to long lead times for material deliveries. Backlog of orders for sand mold castings increased 15.4% from September of 1995. New programs for commercial aircraft were primarily responsible for the increase. Wire forming backlog is up slightly in the current year with growth in most industries served and expansion into components used in vending machines. Investment castings product line backlog is down 4% from the prior year as this product offering has fallen victim to unusually intense price competition. However, stronger orders within the current quarter narrowed the year over year gap.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 13
                                    (Cont'd.)

  Cost of goods sold for the nine months ended September 30, 1996 was $74,793,000 compared to $63,504,000 for the same period of 1995, an increase of $11,289,000 or 17.8%. Cost of sales was affected by production volume increases. Cost of sales as a percent of net sales at 82.7% was essentially unchanged from the prior year at 82.5%.

  Selling, general and administrative expenses were $10,747,000 for the first nine months of 1996, an increase of $772,000 or 7.7% from the same period of 1995. Variable selling expenses, especially commissions, while increasing in dollar amount, were more than offset by increased sales volume. Selling, general and administrative expenses as a percent of net sales were 11.9% in the current year compared to 13.0% for 1995.

  Other income for the nine months ended September 30, 1996 was $598,000 compared to $812,000 for the same period of 1995, due primarily to a decrease in investment income. Income earned on investments in the current year was $697,000. The acquisition of AST resulted in less cash being available for investment into overnight and marketable securities.

  Net income for the first nine months of 1996 was $3,273,000 or $.38 per share, compared to $2,632,000 or $.31 per share for the same period of 1995, an increase of $641,000 or $.07 per share.


Outlook

  Improvements in the Company's production processes, new product development, and investment in capital equipment have increased opportunities for growth, directed primarily at commercial markets. The Company is seeking increased share of current markets, as well as new markets, through investment in operating facilities and new acquisitions, such as the recent AST acquisition. The Company has utilized funding assistance on favorable terms from states and municipalities for expansion of production capabilities, and will continue to do so wherever available. Cost control programs are active in all operations throughout the Company.

  The formerly defense-dependent operating units are continuing to place primary focus on becoming diversified suppliers to both military and commercial markets. Investment in equipment has been initiated and new production techniques employed to facilitate this transition. The Company is beginning to realize the benefits from these efforts with increased sales and orders.

Liquidity and Capital Resources

  Cash and cash equivalents amounted to $3,466,000 at September 30, 1996, a decrease of $3,373,000 from December 31, 1995. The net cash effect of the AST acquisition was a usage totaling $6,925,000, much of which came from the disposition of marketable securities which had been classified as long-term assets. Capital expenditures totaled $1,566,000, including building expansions at the Gulfport, MS and Washington, IA operations to service increased business volume, and a die sinking shop at the Los Angeles, CA operation to increase production capabilities. Cash flows from financing activities included $109,000 in debt payments and $758,000 in proceeds from long-term debt.


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

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. Loans were received in 1995 from State of Iowa Development Programs for production improvements at our sand mold casting and wire forming operations. In 1996, the State of Mississippi Business Finance Corporation provided development loans for expansion of the Company's tungsten carbide rod producing facility in Gulfport, MS. As part of the AST acquisition, the Company assumed $954,000 of development loans with interest rates ranging from 2% to 5 1/2%.

  At September 30, 1996, the Company had $5,000,000 of current marketable securities, and $4,987,000 of non-current marketable securities, classified as held-to-maturity, invested in U.S. Treasury Notes. These securities had a fair market value of $9,948,000 at September 30, 1996. The intent of the Company is to hold these notes to maturity.

  At September 30, 1996, the Company had established reserves of $3,927,000 for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. Prior to decommissioning, the Company proposes to construct and operate for approximately eight to ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company would modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would be comprised of construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

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

  The NRC's decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC's October 1995 letter requested the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. In March 1996, the Company submitted a revised decommissioning plan and related decommissioning funding plan. The level of assurance for decommissioning and construction is estimated to be at least $15 million. This estimate assumes that the Company will not be required to assure the operating costs of residue processing. In May, 1996, the NRC notified the Company that the current financial assurance letter of credit of $750,000 must be increased by $3,706,460 based upon the revised decommissioning plan submitted. This initial level of assurance may be changed upon further review by the NRC. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

  In August 1996, the NRC released approximately 40 acres in the northwest section of the Muskogee, OK site from the NRC license and that portion of the site is available for unrestricted use. The Muskogee site contains approximately 135 acres. The initial application by the Company for unrestricted use of the northwest section was made in July 1993.

  Expenditures for environmental reclamation and decommissioning were $219,000 for the first nine months of 1996. In addition, the Company expended $697,000 for design and engineering costs for the proposed processing plant.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 16
                                    (Cont'd.)


  Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at September 30, 1996 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC's decommissioning funding assurance requirements.

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

  The Company's Escast operation, located in Addison, IL, included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on-site. A cost sharing agreement with the former owner of Escast is in place for clean-up expenditures. The clean-up process has begun at the site under an Illinois Environmental Protection Agency permit with total estimated cost of approximately $1.1 million. The Company believes the established reserves are adequate to cover its share of the clean-up.

  Environmental matters arising at other operating units are routinely reviewed and handled through operations. The Company believes that the ultimate disposition of any other pending environmental matters will not have a material adverse effect upon the consolidated financial position of the Company.





                                                                       Form 10-Q
                                                                       Page 17

                           PART II - OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K

     b) On August 14, 1996, the Company filed a Form 8-K pertaining to the acquisition by its wholly-owned subsidiary AST Acquisition Corp. on July 31, 1996 of all of the assets and certain liabilities of American Sintered Technologies, Inc.
          (AST).

          Financial statements relating to the acquisition of AST were filed under cover of Form 8-K/A on October 11, 1996. Included in the Form 8-K/A filing were audited financial statements of AST at December 31, 1995 and for the year ended December 31, 1995; unaudited financial statements of AST at June 30, 1996 and for the six month periods ended June 30, 1996 and 1995; and unaudited pro forma financial information for the Company at June 30, 1996 and for the periods ended June 30, 1996 and December 31, 1995.


                                                                       Form 10-Q

                                                                       Page 18







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Fansteel Inc.
                                       (Registrant)





Date -     11/5/96                     /s/ William D. Jarosz
                                          William D. Jarosz
                           Chairman, President and Chief Executive Officer









Date -     11/5/96                    /s/ R. Michael McEntee
                                        R. Michael McEntee
                             Vice President and Chief Financial Officer