Form 10-K405
period 1996-12-31
FANSTEEL INC
filed 1997-03-26
CIK 34471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 24, 1997 was $30,575,178.

                                  8,598,858
  (Number of shares of common stock outstanding as of February 24, 1997)

Part III incorporates information by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1997.

The total number of pages in this Form 10-K is 60 with the exhibit index being on page 47.



                                     PART I

ITEM 1 - BUSINESS

    (a) On July 31, 1996, the Company acquired all of the assets and certain liabilities of American Sintered Technologies, Inc.
                  (AST) for the cash price of $6,937,000. In addition to the cash paid, the Company assumed $954,000 of various Pennsylvania Economic Agencies loans. The nature of the business of AST is the manufacture of ferrous and non-ferrous powdered metal components serving the automotive, lawn and garden, plumbing, hardware, and electrical hardware industries. The acquisition was accounted for as a purchase and is included in the Company's Metal Fabrications business segment.

                  The Precision Sheet Metal (PSM) plant in Los Angeles, California completed the phase-out of all operations during 1993. Identifiable assets of PSM included $1,129,000 for property and plant held for sale which are carried in Other Non-Current Assets at December 31, 1996.

                  On June 4, 1992 the assets of the VR/Wesson Industrial Supply warehouse in Beckley, West Virginia were sold. The Beckley operation was not significant to the overall operating performance of the Company.

    (b) Incorporated by reference from the Notes to Consolidated Financial Statements pages 28 through 41.

    (c)(1)(i) Fansteel is a specialty metals manufacturer of products for use in the metalworking; automotive; energy (coal mining, oil and gas drilling); military and commercial aircraft, aerospace and weapon systems; agricultural machinery; lawn and garden equipment; and plumbing and electrical hardware industries. The principal products of the Industrial Tools business segment include tungsten carbide cutting tools, milling tools, toolholding devices, mining tools and accessories, construction tools, and wear resistant parts. The principal products of the Metal Fabrications business segment include titanium, nickel base and alloy steel forgings; high integrity aluminum and magnesium sand mold castings; carbon steel, stainless steel, brass and aluminum special wire forms and fasteners; brass, bronze and ferrous alloy investment castings; and ferrous and non-ferrous powdered metal components.

                  Sales of the Company's products are made through a direct sales organization and through distributors, manufacturers' representatives and agents. In the Industrial Tools and Metal Fabrications business segments, distributors, manufacturers' representatives and agents account for the majority of sales.









ITEM 1 - BUSINESS   (Contd.)

                  The percentage of net sales for classes of similar products which equaled or exceeded ten percent of the Company's consolidated net sales for the years indicated is set forth below:

                                                          Consolidated Net Sales
                      Products         Business Segment   1996     1995     1994


                Tungsten carbide
                  cutting tools      Industrial Tools      30%      31%      29%
                Non-ferrous
                  forgings           Metal Fabrications    12       11       12
                Investment
                  castings           Metal Fabrications     9       12       13



     (c)(1)(ii) At this time, there are no new products in production or in the development stage that require investment of a material amount of the Company's assets.

          (iii) The most important raw materials used by the Company are tungsten carbide powder, cobalt, titanium, magnesium, aluminum, iron, bronze, copper, and alloy steel. Prices of some of these raw materials have been volatile in recent years, and changes in raw material prices have had an impact on the Company's dollar sales volume. Several of the raw materials used, including cobalt, are purchased principally from foreign sources, many of them located in developing countries, and availability can be affected by political developments and trade restrictions, both domestic and foreign. The Company believes that the sources and availability of these materials are adequate for present needs, although spot shortages of certain raw materials may occur from time to time.

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


ITEM 1 - BUSINESS   (Contd.)

                  effect on the segment. Relations with these customers have existed for years and the Company believes them to be sound.

    (c)(1)(viii)  The backlog of orders not shipped and believed to be firm as of the dates shown are set forth below (in thousands):

                                                 December 31,
                                                    1996      1995

                          Industrial Tools        $  6,317  $  6,197
                          Metal Fabrications        38,379    25,711

                                                  $ 44,696  $ 31,908


                  In the Industrial Tools segment, virtually all backlog is shipped in less than 12 months, generally within 3 months. In the Metal Fabrications segment, shipments are typically made between 1 and 24 months after an order is received. The Company believes that approximately 92% of the backlog at December 31, 1996 will be shipped before the end of 1997.

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

          (xii) The Company expensed $94,000 to continuing operations in 1996 for costs related to compliance with government environmental regulations. Capital expenditures in 1996 included $52,000 at the Hydro Carbide facility in Latrobe, Pennsylvania for a chiller unit which reduces water consumption, and $16,000 at the Lexington facility in Lexington, Kentucky for a waste removal system.

                  During 1996, the Company charged $230,000 for continuing operations against reserves for environmental reclamation established in previous years. Reserves for environmental reclamation were $361,000 for continuing operations at December 31, 1996. The Company's Escast operation, located in Addison, IL, and included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on-site. A cost sharing agreement with the former owner of Escast is in place for any future clean-up costs. The clean-up process has begun at the site under an Illinois Environmental Protection permit with total estimated costs of approximately $1.1 million. The Company believes the established reserves are adequate to cover its share of the clean-up costs.

                  During 1996, the Company charged $709,000 for discontinued operations against reserves for environmental reclamation and decommissioning established in previous years. In addition, the Company expended $759,000 for design and engineering costs for the proposed processing plant. Reserves for environmental reclamation and decommissioning were $3.9 million for discontinued operations at December 31, 1996. The Company discontinued its Metal Products business segment in 1989. Environmental reclamation and decommissioning is required for the segment's primary plant that processed certain ores which are subject to regulations of several government agencies.
                  The residues from these processed ores were stored on-site. Remaining assets were written down to estimated realizable value, and provisions were made for the estimated costs for decommissioning. Application has been made to the appropriate agencies for a portion of the site to be decommissioned. A decommissioning plan for the remainder of the site, including the residue storage areas, has been submitted to the appropriate governmental agencies for approval. Before decommissioning procedures begin for the residue storage areas, the Company plans to extract materials within the residues which have a commercial value.

                  At December 31, 1996, the Company had reserves of $3.9 million for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has
ITEM 1 - BUSINESS   (Contd.)

                  submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. Prior to decommissioning, the Company proposes to construct and operate for approximately ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company would modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would include construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

                  The Company has applied for an amendment to its current NRC license and for a revision to its current wastewater discharge permit to allow construction and operation of the proposed processing plant, and believes that these regulatory authorizations will be issued in the near future. Preliminary engineering, design and feasibility studies have been completed for the proposed processing plant, which would extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The Company engaged a process design expert which confirmed the viability of the proposed plant. The estimated cost of construction is approximately $12 million. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. The estimated costs of residue processing were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Residue processing is expected to start approximately a year after licensing approval is received.
                  The provisions for discontinued operations reflect management's belief that the current value of the extracted materials will at least equal the estimated cost of construction and costs of processing, including estimated costs for disposal of waste generated by the process. The annual recovery revenues are estimated to be in a range of $6,000,000 to $7,000,000. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time.

                  In October 1995 the NRC advised the Company that a decommissioning funding plan cost estimate based upon on-site disposal of most of the radioactive wastes at the site is appropriate to consider at this time. The NRC cautioned the Company, however, that on-site disposal may require preparation of an Environmental Impact Statement and that, in addition to

ITEM 1 - BUSINESS   (Contd.)

                  the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. Such an approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current and proposed NRC regulations and a provision of the Nuclear Waste Policy Act of 1982 requiring the Department of Energy to take title to certain "special sites" which may include the Company's site; however, there is no assurance that a plan providing for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

                  The NRC decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC October 1995 letter requested the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. In March 1996, the Company submitted a revised decommissioning plan and a related decommissioning funding plan. The initial level of assurance for decommissioning is $4,456,000 provided through letters of credit. The amount does not include assurance for costs of construction or operation of the residue processing facility. This initial level of assurance, however, may be changed upon further review by the NRC. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

                  Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 1996 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC's decommissioning funding assurance requirements.
                  The Company's intent is to comply with all applicable federal environmental statutes and regulations promulgated thereunder, as well as all state law counterparts, which include but are not limited to the Resource Conservation and Recovery Act, 42 U.S.C., Section 6901 et. seq., Comprehensive Environmental Response Compensation and Liability Act, 42 U.S.C., Section 9601 et. seq., Water Pollution Control Act, 33 U.S.C., Section 1251 et. seq., and Nuclear Regulatory Commission regulations regarding storage of low-level source material.



ITEM 1 - BUSINESS   (Contd.)

                  All of the Company's facilities are generally in compliance with applicable air pollution control regulations and possess the required permits from the appropriate state air pollution control agency in which they operate.

          (xiii)  The Company employed 1,031 persons as of December 31, 1996.

    (d) Net sales, income and identifiable assets of foreign operations and export sales are not significant. The Company considers the United States as one inseparable geographic area for its domestic operations.

ITEM 2 - PROPERTIES

                  Manufacturing facility locations and corresponding square footage are as follows:

                                        Business           Square Feet
                 Location                   Segment       Owned   Leased  Total

                 Plantsville, Connecticut   Industrial    59,000       0  59,000
                                            Tools

                 Gulfport, Mississippi      Industrial    28,000       0  28,000
                                            Tools

                 Latrobe, Pennsylvania      Industrial    37,000       0  37,000
                                            Tools

                 Lexington, Kentucky        Industrial    98,000   1,000  99,000
                                            Tools

                 Los Angeles, California    Metal         48,000   5,000  53,000
                                            Fabrications

                 Sarasota, Florida          Metal          6,000       0   6,000
                                            Fabrications

                 Addison, Illinois          Metal              0  46,000  46,000
                                            Fabrications

                 Creston, Iowa              Metal        293,000       0 293,000
                                            Fabrications

                 Washington, Iowa           Metal         86,000       0  86,000
                                            Fabrications

                 Emporium, Pennsylvania     Metal         34,000       0  34,000
                                            Fabrications

ITEM 2 - PROPERTIES  (Contd.)

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of 1996.



EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Set forth below are the principal executive officers and directors of the
Company:

                                                           Years of Service
                                                                           In
                          Position with the Company and      With       Present
    Name           Age    Principal Occupation               Fansteel   Position

    William D.     44     Director; Chairman of the Board,       4          2
    Jarosz                President and Chief Executive
                          Officer

    Betty B.       73     Director; Director of HBD             13         13
    Evans                 Industries, Inc.

    Robert S.      52     Director; Chairman and Chief           5          5
    Evans                 Executive Officer, Crane Co.;
                          Chairman and Chief Executive
                          Officer, Medusa Corp.

    Thomas M.      59     Director; Personal Investments        11         11
    Evans, Jr.

    Peter J.       47     Director; Kirkpatrick and              1          1
    Kalis                 Lockhart (Attorneys)

    R. Michael     43     Vice President and Chief              17          6
    McEntee               Financial Officer

    Michael J.     44     Vice President, General Counsel       11         10
    Mocniak               and Secretary

    Jack S.        67     Director; Vice President and          12         12
    Petrik                Director (Retired), Turner
                          Broadcasting System, Inc.



Additional information as to Directors of the Company is herein incorporated by reference to the information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders on April 23, 1997.



                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                  The New York Stock Exchange is the principal market upon which the shares of the Company are traded.

                  The number of shareholders of the Company as of February 24, 1997 were 902.

                  Per share stock market and dividend information for each quarter of the last two fiscal years are set forth below:

                                                                         Cash
                                                                       Dividends
                                               High          Low       Declared

                  1996:
                    First Quarter              $8 1/4       $5 5/8       $  -
                    Second Quarter              7            5 3/4          -
                    Third Quarter               7            5 3/4          -
                    Fourth Quarter              7 1/8        6 1/8          -


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



ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data for the Company for the five year period ended December 31, 1996 are as follows:
                                     Years Ended December 31,
   (thousands of dollars
   except per share data)    1996       1995       1994       1993       1992

   Operating Results
    Net Sales              $120,834   $102,598   $ 89,287   $ 89,387   $127,145
    Income from
     Continuing
     Operations               4,277      3,333      3,609      2,516      5,232
    (Loss) from Discon-
     tinued Operations            -          -          -     (1,676)         -
    Net Income                4,277      3,333      3,609        906      5,232
    Per Share of Common
     Stock:
      Income from
        Continuing
        Operations              .50        .39        .42        .29        .61
      (Loss) from
        Discontinued
        Operations                -          -          -       (.19)         -
      Net Income                .50        .39        .42        .11        .61

      Cash Dividends              -        .30        .40        .40        .50
      Shareholders'
        Equity                 6.43       5.93       5.83       5.82       6.12

   Financial Position
     Working capital       $ 28,542   $ 21,862   $ 21,101   $ 36,321   $ 34,071
     Net property, plant
       and equipment         14,306     10,220      9,364      9,661     13,776
     Total assets            82,127     74,530     72,881     73,291     78,307
     Long-term debt           1,779        298          -          -        600
     Shareholders' equity    55,284     51,023     50,172     50,083     52,617

   Other Data
     Common shares
      outstanding         8,598,858  8,598,858  8,598,858  8,598,858  8,598,858
     Number of
      shareholders              812        891      1,055      1,094      1,099
     Number of employees      1,031        911        867        799        955

Number of shareholders consists of the approximate shareholders of record which include nominees and street name accounts.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   (thousands of dollars except
   per share data)                 Mar. 31,    Jun. 30 ,   Sep. 30,    Dec. 31,
   1996
     Net sales                    $  28,939   $  30,638   $  30,808   $ 30,449
     Gross profit                     4,905       5,344       5,343      5,251
     Net income                       1,000       1,159       1,114      1,004
     Net income per common share        .12         .13         .13        .12
   1995
     Net sales                    $  25,649   $  25,732   $  25,631   $ 25,586
     Gross profit                     4,895       4,286       4,328      4,137
     Net income                       1,076         720         836        701
     Net income per common share        .13         .08         .10        .08


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - 1996 Compared to 1995

Net sales for the year ended December 31, 1996 were $120,834,000, an increase of $18,236,000 or 18% over 1995 net sales of $102,598,000. The sales growth was due to improvements in many of the markets served with the most significant increases in the aircraft industry.

Industrial Tools business segment net sales for 1996 were $54,068,000 compared to $50,069,000 for 1995, an increase of $3,999,000 or 8%. Sales of tungsten carbide cutting tools product line increased primarily due to growth in the metalworking markets. The strategic locations of warehouses, along with quality parts, enabled the Company to service its customers' growing demands. Stiff price competition has had a negative effect on standard product sales within the tungsten carbide cutting tool line. Efforts are concentrated on supplying parts specialized to customers' requirements. After a sluggish year in 1995, the construction tools product line experienced an increase in the current year because of product improvement and new marketing strategies, including increased consignment of product to customers. Mining tools product line registered a moderate decline in the current year as several mines closed due to reduced demand for high sulfur coal. The wear parts product line was down slightly from last year, with gains in die-related parts offset by lower sales in nozzles and compacts used extensively for oil drilling.

Metal Fabrications business segment net sales for the year ended December 31, 1996 were $66,766,000, an increase of $14,237,000 or 27% over 1995 net sales of
$52,529,000. Powdered metal components, manufactured by American Sintered Technologies, Inc. (AST), acquired on July 31, 1996, added $3,737,000 in the current year. The operations serving aircraft manufacturers benefited from a steadily improving market. Forgings product line revenues were significantly ahead of the 1995 pace due to a combination of price increases and parts for new programs. Sale price increases were initiated in 1996 to offset raw material price increases. New programs have been attained through aggressive pursuit of business within core markets, including commercial aircraft components for Boeing and McDonnell Douglas, and structural parts for the F-22 military aircraft. Forgings sold to the medical field also improved as customers gained market share on a global basis. Additional forging sales were realized with a greater utilization of material such as steel, aluminum, and nickel-based metals, whereas product shipped last year was concentrated more in the use of titanium. Sand mold casting product lines increased over the prior year due to an improved aircraft market. Marketing and sales efforts, specifically adding sales agents to promote wider coverage of territories, along with an emphasis on commercial programs, had a positive effect. Patterns for sand mold castings showed a significant increase as several new programs were secured. These new programs include aircraft structural components, helicopter parts, and aircraft engines. Sales of wire formed products were up in 1996, largely in lawn and garden equipment and vending machine parts. This increase in the current year was due to the growth in most markets served as well as penetration into new applications. Sales of investment castings decreased in the current year as customers implemented tighter inventory controls, and price competition caused the loss early in 1996 of several contracts in the firearms, construction, and automotive industries. However, sales were definitely in an upward trend over the last four months as some previously terminated contracts were reactivated.

Backlog of orders at December 31, 1996 was $44,696,000, compared to $31,908,000 at December 31, 1995, an increase of $12,788,000 or 40% with most of the increase coming from the aircraft industry within the Metal Fabrications segment. The backlog for the Industrial Tools business segment was $6,317,000 at December 31, 1996, an increase of $120,000 from one year ago. The majority of the change is within the tungsten carbide cutting tool product line. Cutting tools used by the automotive and aerospace industries showed the most improvement. Mining tools product line backlog decreased as the reduced demand for high-sulfur coal caused several coal mines to close. The construction tools product line backlog decreased partially due to a slowdown in foreign orders. The wear parts product line backlog for 1996 remained the same as 1995. Metal Fabrications business segment backlog at December 31, 1996 was $38,379,000, an increase of $12,668,000 from December 31, 1995. Backlog for powdered metal components product line, related to the AST acquisition in 1996, added $1,366,000 to the backlog. The forgings product line backlog nearly doubled, adding $9,671,000 over last year. Orders for several new commercial and military programs have been received in the last year. Backlog in this product line has also been increased by customers placing orders farther in advance due to long lead times for raw material supply. Product lines utilizing the sand mold casting process added $1,231,000 to the December 31, 1996 backlog, with an increased backlog for sand mold patterns indicating continued demand for new sand mold castings. Wire forming experienced an increase in backlog at year end in comparison to December 31, 1995 with growth in most industries served and expansion into components used in vending machines. Investment castings product line backlog started off slowly in 1996 with the fourth quarter improving enough to bring the year-end backlog in line with 1995.

Cost of products sold for the year ended December 31, 1996 was $99,991,000, compared to $84,952,000 for the same period of 1995, which is an increase of $15,039,000 or 18%. Cost of sales as a percent of net sales for the year ended December 31, 1996 was 82.8%, the same percentage as last year. Material, labor, and overhead components of 1996 costs decreased in relation to net sales due to greater production volumes and some price increases. However, these favorable changes were partially offset by a greater amount of tooling, patterns, and die costs, which were primarily related to the development of new parts in the Metal Fabrications segment. Cost of products sold for 1995 included an unusual workers' compensation expense of $250,000. Cost of sales as a percent of net sales before unusual items was 82.6% for 1995.

Selling, general and administrative expenses for the year ended December 31, 1996 were $14,501,000, an increase of $1,290,000 or 9.8% from 1995 expenses of
$13,211,000. This increase related mostly to variable expenses, such as commissions, which grew with the larger sales volume. Selling, general and administrative expenses as a percent of net sales for 1996 decreased to 12.0% compared to 12.9% for 1995.

Operating income for the year ended December 31, 1996 was $6,342,000 compared to $4,435,000 in 1995, an increase of $1,907,000 or 43%. Operating income as a percent of net sales for 1996 was 5.3% compared to 4.3% for 1995. Industrial Tool business segment operating income for 1996 was $3,052,000, a decrease of $57,000 from the prior year. While sales volume improved in this segment, it was offset by some higher material costs which could not be passed on to customers due to competitive pricing pressures. Metal Fabrications business segment operating income for 1996 was $3,352,000, an increase of $1,982,000 from 1995 results. The higher 1996 sales volume improved production efficiencies, which were partially offset by increased tooling costs.

Other income for the year ended December 31, 1996 was $711,000, a decrease of $368,000 from 1995 other income of $1,079,000. Interest earned, principally on marketable securities, for 1996 was $877,000, a decrease of $352,000 from the prior year. This decrease in interest was due mainly to the use of marketable securities for the cash purchase of AST.

Net income for the year ended December 31, 1996 was $4,277,000 or $.50 per share, compared to $3,333,000 or $.39 per share for the year ended December 31, 1995.

Inflation factors did not, and generally do not, significantly affect the overall operations of the Company.

Results of Operations - 1995 Compared to 1994

Net sales for the year ended December 31, 1995 were $102,598,000, an increase of $13,311,000 over 1994 net sales of $89,287,000.

Industrial Tools business segment net sales for 1995 were $50,069,000 compared to $43,558,000 for 1994, an increase of $6,511,000 or 15%. Sales of tungsten carbide cutting tools increased in 1995. Tungsten carbide rotary tools sales volume was positively affected through aggressive marketing and supply techniques. Availability of product demanded by customers was accomplished with strategic location of warehouses and consignment of inventory to major customers. The introduction and marketing of new products within the tungsten carbide inserts category of this product line positively impacted 1995 sales. Mining tool sales were virtually unchanged. Sales of construction tools were sluggish in 1995. Quality improvements were made, and the product was price competitive, but sales efforts were unsuccessful in reaching a broader market.

Metal Fabrications business segment net sales for the year ended December 31, 1995 were $52,529,000, an increase of $6,800,000 or 15% over 1994 net sales of
$45,729,000. Sand mold castings product line sales increased 22% over 1994. Aircraft engine casting sales rose in 1995 due to an improved market. Sales of castings for various helicopter programs also increased in 1995. Sales of small aircraft engine components improved in 1995 as new production processes introduced in 1994 led to penetration in the commercial market. Forgings product line sales were ahead of the 1994 pace by 38% as sales to commercial aircraft manufacturers increased. Sales of investment castings improved 8% in 1995 due to expansion in the domestic manufacturing economy, particularly truck manufacturing. However, indications signaled a reduction in the production of trucks, thus causing a slowdown in the demand for castings. Sales of wire formed products and garden products were down slightly in 1995.

Backlog of orders at December 31, 1995 was $31,908,000, compared to $27,274,000 at December 31, 1994, an increase of $4,634,000 or 17%. Industrial Tools business segment backlog at December 31, 1995 was $6,197,000, an increase of $1,710,000 from 1994. Introduction of new products within the tungsten carbide inserts offerings, specifically VR/Notch inserts and diamond tipped inserts, led to an increase in customer orders in 1995. Orders from producers of synthetic diamonds led to a backlog increase in other wear parts product line in 1995. Tungsten carbide rotary tool products attracted orders, resulting in a significant increase to the backlog. Backlog of construction tools product line grew with improved promotion of a quality product. Wear drill parts and nozzle product lines were adversely affected by a decline in the oil industry. Metal Fabrications business segment backlog at December 31, 1995 was $25,711,000, an increase of $2,924,000 from December 31, 1994. Forgings product line backlog was up $2,865,000 due to improved commercial aircraft market conditions, and continuing strength of the medical instruments industry. Product lines utilizing the sand mold castings process also increased backlog at December 31, 1995. The introduction of the cell manufacturing process in 1994 resulted in an increase of commercial orders for small aircraft cylinder heads. Orders for older helicopter castings also had a beneficial effect on the 1995 year-end backlog. New programs for 1996 were also reflected in the backlog increase. Orders for commercial aircraft structural components and helicopter gear housings strengthened the December 31, 1995 backlog. Investment castings product line backlog was off substantially from December 31, 1994. Stiff price competition in a tentative economy had a negative effect on this product line with a quick turnaround not expected. Wire forming experienced a slight decrease in backlog at the 1995 year end in comparison to December 31, 1994 as lawn and garden customers became more adapted to just-in-time ordering.

Cost of products sold for the year ended December 31, 1995 was $84,952,000, compared to $72,033,000 for the same period of 1994, which was an increase of $12,919,000 or 18%. Cost of sales as a percent of net sales for the year ended December 31, 1995 was 82.8% compared to 80.7% for the same period of 1994. Unusual items in cost of products sold included a large workers' compensation expense of $250,000 in 1995 and a cost recovery of $433,000 from processing thoriated magnesium in 1994. Cost of sales as a percent of net sales before unusual items was 82.6% for 1995 compared to 81.2% for 1994. Raw material price increases, not all of which could be passed on to customers, negatively impacted profit margins.

Selling, general and administrative expenses for the year ended December 31, 1995 were $13,211,000, an increase of $609,000 or 5% from 1994 expenses of $12,602,000. Selling, general and administrative expenses as a percent of net sales for 1995 were 12.9% compared to 14.1% for 1994. Efforts to contain expenses, through improved efficiencies and concentrated cost controls, resulted in the lower expense to sales ratio in 1995. Expansion of sales volume while restraining expenses is a continuing objective of the Company.

Operating income for the year ended December 31, 1995 was $4,435,000 compared to $4,652,000 in 1994, a decrease of $217,000 or 5%. Operating income as a percent of net sales for 1995 was 4.3% compared to 5.2% for 1994. Industrial Tool business segment operating income for 1995 was $3,109,000, an increase of $253,000 from 1994. Increased sales volume had a beneficial effect on operating income in 1995; however, this was partially offset by rising raw material prices. Metal Fabrications business segment operating income for 1995 was $1,370,000, a decrease of $439,000 from 1994 results. A one-time cost recovery from residue material skewed the 1994 results, while an unusual workers' compensation claim negatively affected the 1995 operating income.

Other income for the year ended December 31, 1995 was $1,079,000, a decrease of $215,000 from 1994 other income of $1,294,000. Other income for 1994 included a $251,000 gain on the sale of property related to an operation closed in 1993.

Interest earned, principally on marketable securities, for 1995 was $1,216,000, an increase of $162,000 from 1994. A rise in short-term interest rates improved the income performance of marketable securities.

Net income for the year ended December 31, 1995 was $3,333,000 or $.39 per share, compared to $3,609,000 or $.42 per share for the year ended December 31, 1994.

Outlook

Improvements in the Company's production processes, new product development, and investment in capital equipment have increased opportunities for growth, directed primarily at commercial markets. The Company is seeking increased share of current markets, as well as new markets, through investment in operating facilities and new acquisitions, such as the 1996 AST acquisition.
The Company has utilized funding assistance on favorable terms from states and municipalities for expansion of production capabilities, and will continue to do so wherever available. Cost control programs are active in all operations throughout the Company.

The formerly defense-dependent operating units are continuing to place primary focus on becoming diversified suppliers to both military and commercial markets. Investment in equipment has been initiated and new production techniques employed to facilitate this transition. The Company is beginning to realize the benefits from these efforts with increased sales and orders.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $3,588,000 at December 31, 1996, a decrease of $3,251,000 from December 31, 1995. The net cash effect of the AST acquisition was a usage totaling $6,937,000, much of which came from the disposition of marketable securities which had been classified as long-term assets. Capital expenditures for the year were $2,039,000, including building expansions at the Gulfport, MS and Washington, IA operations to service increased business volume, and a die sinking shop at the Los Angeles, CA operation to increase production capabilities. Cash flows from financing activities included $171,000 in debt payments and $957,000 in proceeds from long-term debt. In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of reserving cash for capital reinvestment, possible future acquisitions, and due to uncertainty regarding funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma. Cash of $968,000 was used for the design, management and engineering of the processing plant related to this discontinued operation for the reclamation of commercially valuable materials. Operations used $243,000 of cash. Net income, depreciation and amortization provided $4,277,000 and $1,933,000, respectively. As evidenced by accounts receivable increasing $3,557,000 and inventories increasing $2,664,000, working capital needs heightened due to higher sales, thus reducing available cash. Sales as a percentage of working capital remained stable at 20.3% in comparison to 1995.

It is expected that sufficient cash will be generated from operations to cover normal operating requirements. If the need arises, the Company has strong, long-term relationships with several large banking institutions.

Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. Loans were received in 1995 from State of Iowa Development Programs for production improvements at our sand mold casting and wire forming operations. In 1996, the State of Mississippi Business Finance Corporation provided development loans for expansion of the Company's tungsten carbide products facility in Gulfport, MS. As part of the AST acquisition, the Company assumed $954,000 of development loans with interest rates ranging from 2% to 5%.

At December 31, 1996, the Company had $5,000,000 of current marketable securities, and $4,989,000 of non-current marketable securities, classified as held-to-maturity, invested in U.S. Treasury Notes. These securities had a fair market value of $9,950,000 at December 31, 1996. The intent of the Company is to hold these notes to maturity.

The Company discontinued its Metal Products business segment in 1989. Environmental reclamation and decommissioning are required for the segment's primary plant that processed certain ores which are subject to regulations of several government agencies. The residues from these processed ores were stored on site. Remaining assets were written down to estimated realizable value, and provisions were made for the estimated costs for decommissioning. Application has been made to the appropriate agencies for a portion of the site to be decommissioned. A decommissioning plan for the remainder of the site, including the residue storage areas, has been submitted to the appropriate governmental agencies for approval. Before decommissioning procedures begin for the residue storage areas, the Company plans to extract materials within the residues which have a commercial value.

At December 31, 1996, the Company had reserves of $3.9 million for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. Prior to decommissioning, the Company proposes to construct and operate for approximately ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company would modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would include construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

The Company has applied for an amendment to its current NRC license and for a revision to its current wastewater discharge permit to allow construction and operation of the proposed processing plant, and believes that these regulatory authorizations will be issued in the near future. Preliminary engineering, design and feasibility studies have been completed for the proposed processing plant, which would extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The Company engaged a process design expert which confirmed the viability of the proposed plant. The estimated cost of construction is approximately $12 million. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. The estimated costs of residue processing were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Residue processing is expected to start approximately a year after licensing approval is received. The provisions for discontinued operations reflect management's belief that the current value of the extracted materials will at least equal the estimated cost of construction and costs of processing, including estimated costs for disposal of waste generated by the process. The annual recovery revenues are estimated to be in a range of $6,000,000 to $7,000,000. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time.

In October 1995 the NRC advised the Company that a decommissioning funding plan cost estimate based upon on-site disposal of most of the radioactive wastes at the site is appropriate to consider at this time. The NRC cautioned the Company, however, that on-site disposal may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. Such approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current and proposed NRC regulations and a provision of the Nuclear Waste Policy Act of 1982 requiring the Department of Energy to take title to certain "special sites" which may include the Company's site; however, there is no assurance that a plan providing for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

The NRC decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC October 1995 letter requested the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. In March 1996, the Company submitted a revised decommissioning plan and related decommissioning funding plan. The initial level of assurance for decommissioning is $4,456,000 provided through letters of credit. The amount does not include assurance for costs of construction or operation of the residue processing facility. This initial level of assurance, however, may be changed upon further review by the NRC. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

Expenditures for environmental reclamation and decommissioning were $1,516,000, $1,221,000 and $1,061,000 in 1996, 1995, and 1994, respectively. Costs which are expected to be incurred within the next year are included as plant shutdown costs in Accrued Liabilities. Costs expected to be incurred after one year are reflected on the balance sheet in Discontinued Operations as part of Other Liabilities. Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 1996 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC decommissioning funding assurance requirements.

The remaining land and buildings of the Company's former Precision Sheet Metal
(PSM) operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale at a cost of $1,129,000 at December 31, 1996. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Management believes that proceeds from the sale of the property will be adequate to recover its costs, including costs of preparing the property for sale. The Company believes the reserves established for other costs associated with the close-down of PSM are adequate to cover such costs.

The Company's Escast operation, located in Addison, IL, included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on site. A cost sharing agreement with the former owner of Escast is in place for any future clean-up costs. The clean-up process has begun at the site under an Illinois Environmental Protection permit with total estimated costs of approximately $1.1 million. The Company believes the established reserves are adequate to cover its share of the clean-up costs.

Environmental matters arising at other units are routinely reviewed and handled through operations. The Company believes that the ultimate disposition of any other pending environmental matters will not have a material adverse effect upon the consolidated financial position of the Company.

The statements related to environmental matters are based on current expectations. These statements contain forward-looking estimates, and actual results may differ materially.






                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Fansteel Inc.:

We have audited the accompanying consolidated balance sheet of Fansteel Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of Fansteel Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fansteel Inc. at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




\s\ Ernst & Young LLP
Chicago, Illinois
January 17, 1997



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CONSOLIDATED STATEMENT OF INCOME

                                      For the Years Ended December 31,
                                          1996           1995           1994

   Net Sales                         $120,833,831   $102,597,754   $ 89,287,336
   Cost and Expenses

     Cost of products sold             99,990,541     84,951,756     72,033,115
     Selling, general and
       administrative                  14,500,746     13,210,850     12,601,816
                                      114,491,287     98,162,606     84,634,931

   Operating Income                     6,342,544      4,435,148      4,652,405

   Other Income (Expense)
     Interest income                      876,745      1,229,317      1,076,740
     Interest expense                     (40,184)       (15,577)       (17,769)
     Other                               (125,677)      (134,957)       235,002
                                          710,884      1,078,783      1,293,973

   Income Before Income Taxes           7,053,428      5,513,931      5,946,378

   Income Tax Provision                 2,776,000      2,181,000      2,337,000

   Net Income                        $  4,277,428   $  3,332,931   $  3,609,378

   Net Income Per Common Share               $.50           $.39           $.42




                 See Notes to Consolidated Financial Statements.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                           CONSOLIDATED BALANCE SHEET

                                                      At December 31,
                                                        1996           1995
    ASSETS
    Current Assets
      Cash and cash equivalents                     $  3,588,290   $  6,838,960
      Marketable securities                            5,173,804      2,072,902
      Accounts receivable, less allowance of
        $276,000 in 1996 and 1995                     18,700,927     14,305,629
      Inventories
        Raw material and supplies                      4,715,341      3,850,864
        Work-in-process                               13,461,036     11,610,410
        Finished goods                                 6,423,995      5,942,269
                                                      24,600,372     21,403,543
        Less:
          Reserve to state certain inventories at
            LIFO cost                                  7,083,466      6,888,236
            Total inventories                         17,516,906     14,515,307
      Other assets - current
        Deferred income taxes                          1,681,398      1,452,160
        Other                                          1,370,062      1,002,076
    Total Current Assets                              48,031,387     40,187,034
    Net Assets of Discontinued Operations              2,532,431      1,344,591
    Property, Plant and Equipment
      Land                                             1,421,641      1,337,641
      Buildings                                       10,559,942      9,396,838
      Machinery and equipment                         49,561,052     45,019,335
                                                      61,542,635     55,753,814
      Less accumulated depreciation                   47,236,179     45,533,604
        Net Property, Plant and Equipment             14,306,456     10,220,210
    Other Assets
      Marketable securities                            4,989,159     13,608,993
      Prepaid pension asset                            7,697,238      7,709,808
      Deferred income taxes                               30,277        227,317

      Property held for sale                           1,128,851      1,200,837
      Goodwill                                         3,358,580              -
      Other                                               53,063         31,063
        Total Other Assets                            17,257,168     22,778,018

                                                    $ 82,127,442   $ 74,529,853





ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                       CONSOLIDATED BALANCE SHEET (Contd.)

                                                      At December 31,
                                                        1996           1995
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities
      Accounts payable                              $  9,913,437   $  9,162,757
      Accrued liabilities                              8,650,505      8,391,200
      Income taxes                                       590,093        694,247
      Current maturities of long-term debt               335,522         77,207
        Total Current Liabilities                     19,489,557     18,325,411
    Long-term Debt                                     1,779,057        297,906
    Other Liabilities
      Discontinued operations                          3,500,000      3,500,000
      Deferred income taxes                            2,074,811      1,374,911
      Obligations under capital leases                         -          8,638
        Total Other Liabilities                        5,574,811      4,883,549
    Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                -              -
      Common stock, par value $2.50
       Authorized 12,000,000 shares; issued and
        outstanding 8,598,858 shares                  21,497,145     21,497,145
      Retained earnings                               33,786,872     29,509,444
      Unrealized (loss) on securities                          -         16,398
        Total Shareholders' Equity                    55,284,017     51,022,987

                                                    $ 82,127,442   $ 74,529,853

          See Notes to Consolidated Financial Statements.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)


                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                         For the Years Ended December 31,
                                            1996          1995          1994

    Cash Flows From Operating
    Activities
      Net income                       $  4,277,428  $  3,332,931  $  3,609,378
      Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Depreciation                       1,933,166     1,998,557     1,975,038
       Net pension charge (credit)           12,570       232,933      (153,175)

       Deferred income tax charge           667,702       887,580     1,301,924
       Gain from disposals of
        property, plant and equipment             -        (7,750)     (291,852)
       Gain on sale of marketable
        securities                           (2,899)            -             -
       Change in assets and
        liabilities:
        (Increase) in marketable
         securities                        (147,702)     (289,093)     (169,988)
        (Increase) in accounts
         receivable                      (3,557,360)   (1,257,235)     (722,584)
        Decrease in income tax
         refunds receivable                       -             -       208,450
        (Increase) in inventories        (2,664,065)   (1,734,758)   (1,425,746)
        (Increase) decrease in other
         assets - current                  (325,909)      (52,597)       48,901
        (Decrease) increase in
         accounts payable and accrued
         liabilities                       (309,505)     (520,087)      389,570
        (Decrease) increase in income
         taxes payable                     (104,154)      636,766      (465,823)
        (Increase) decrease in other
         assets                             (22,000)      160,171         2,579

           Net cash (used in)
            provided by operating
            activities                     (242,728)    3,387,418     4,306,672



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                 CONSOLIDATED STATEMENT OF CASH FLOWS  (Contd.)

                                         For the Years Ended December 31,
                                            1996          1995          1994

    Cash Flows From Investing
    Activities
      Acquisition of American
       Sintered Technologies
         Accounts Receivable               (837,938)            -             -
         Inventory                         (337,534)            -             -
         Other assets - current             (42,077)            -             -
         Property, plant and
          equipment                      (3,884,000)            -             -
         Goodwill                        (3,454,540)            -             -
         Accounts payable and accrued
          liabilities                       664,586             -             -
         Debt                               954,094             -             -

          Total acquisition of
           American Sintered
            Technologies                 (6,937,409)            -             -
      Investment in marketable
       securities                        (9,100,000)   (5,280,031)  (14,104,906)
      Proceeds from disposition of
       marketable securities             14,753,135     5,280,031    13,950,000
      Proceeds from sale of assets
       held for sale                        597,255             -             -
      Proceeds from sale of property,
       plant and equipment                        -         7,750       303,513
      Capital expenditures               (2,039,452)   (2,854,855)   (1,654,453)
      Design and engineering for
       processing plant                    (968,424)     (821,954)            -

           Net cash (used in)
            investing activities         (3,694,895)   (3,669,059)   (1,505,846)

    Cash Flows From Financing
      Activities
      Payments on long-term debt           (171,224)      (17,197)     (600,000)
      Proceeds from long-term debt          956,596       392,310             -
      Proceeds from capital leases                -             -       113,924
      Principal payments for capital
       leases                               (98,419)     (103,885)      (90,589)
      Dividends paid                              -    (2,579,658)   (3,439,543)
           Net cash provided by (used
            in) financing activities        686,953    (2,308,430)   (4,016,208)

    Net (Decrease) In Cash And Cash
     Equivalents                         (3,250,670)   (2,590,071)   (1,215,382)
    Cash And Cash Equivalents At
     Beginning Of Year                    6,838,960     9,429,031    10,644,413

    Cash And Cash Equivalents At End
     Of Year                           $  3,588,290  $  6,838,960  $  9,429,031

See Notes to Consolidated Financial Statements.




ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                       Unrealized
   Years Ended               Common       Retained     (Loss) on
    December 31,             Stock        Earnings    Securities       Total

   1994
    Balance at January 1 $ 21,497,145  $ 28,586,336  $          -  $ 50,083,481
    Net income                      -     3,609,378             -     3,609,378
    Unrealized (loss)
     on securities                  -             -       (81,525)      (81,525)
    Dividends ($.40 per
      share)                        -    (3,439,543)            -    (3,439,543)

    Balance at
     December 31           21,497,145    28,756,171       (81,525)   50,171,791

   1995
    Net income                      -     3,332,931             -     3,332,931
    Unrealized gain
     on securities                  -             -        97,923        97,923
    Dividends ($.30 per
     share)                         -    (2,579,658)            -    (2,579,658)

    Balance at
     December 31           21,497,145    29,509,444        16,398    51,022,987

   1996
    Net income                      -     4,277,428             -     4,277,428
    Unrealized (loss)
     on securities                  -             -       (16,398)      (16,398)

    Dividends ($.00 per             -             -             -             -
     share)

    Balance at
     December 31         $ 21,497,145  $ 33,786,872  $          -  $ 55,284,017



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

The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. On December 31, 1996 and 1995, the Company had purchased $1,900,000 and $4,800,000, respectively, of U.S. Government securities under agreements to resell on January 2, 1997 and January 2, 1996, respectively. Due to the short-term nature of the agreements, the Company did not take possession of the securities which were instead held in the Company's safekeeping accounts at the banks.

Effective January 1, 1994, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company determines the appropriate classification at time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, which is based on quoted prices. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses are included in other income. Cost of securities sold is determined on a specific identification basis.

Inventories are valued at the lower of cost, determined principally on the "last-in, first-out" (LIFO) basis, or market. Costs include direct material, labor and applicable manufacturing overhead. Inventories valued using the LIFO method comprised 92% and 93% of inventories at current cost at December 31, 1996 and 1995, respectively.

Acquisitions of properties and additions to existing facilities and equipment are recorded at cost. Accelerated depreciation is the principal method used for both financial reporting and income tax purposes on additions placed in service before January 1, 1996. For assets placed in service beginning in 1996, depreciation is recorded using the straight-line method over the estimated useful life in order to better match expenses and revenues for financial reporting purposes. This change in accounting method resulted in depreciation expense being $416,000 less in 1996 than it would have been if the prior method had been used. This change increased net income by $250,000 or $.03 per share for 1996. Accelerated depreciation is still the method used for income tax purposes.

Goodwill of $3,359,000 at December 31, 1996, from the acquisition of American Sintered Technologies, Inc. on July 31, 1996, represents the excess of cost over fair value of the assets acquired and is being amortized over its estimated useful life of 15 years using the straight-line method for financial reporting and income tax purposes. Amortization of goodwill was $96,000 in 1996.

Revenue from sales of products is generally recognized upon shipment to customers. Revenue from sales of tooling, patterns and dies is generally recognized upon acceptance by the customer.

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the temporary difference between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes
which requires recognition of deferred tax liabilities and assets.   Deferred
tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset will not be realized.

Certain reclassifications have been made to prior years' financial statements to conform with the 1996 presentation.


2.   Marketable Securities

At December 31, 1996, all the Company's investments in marketable securities
were classified as held-to-maturity.   These securities included both a security
due within one year and a security with a maturity date beyond one year. The security with a maturity date within one year is classified as Marketable Securities as a part of Current Assets and is stated at amortized cost plus accrued interest. The security with a maturity date beyond one year is included in Other Non-Current Assets and is stated at amortized cost.

The held-to-maturity securities at December 31, 1996 include the following:

                                                     Amortized         Fair
                                                       Cost            Value
     Marketable Securities - Current:


       U.S. Treasury Note, face value of
          $5,000,000, interest at 6.250%, due
          January 31, 1997                        $    5,000,000  $    5,001,563

       Accrued interest                                  173,804

                                                       5,173,804

     Marketable Securities - Non-Current:

       U.S. Treasury Note, face value of
          $5,000,000, interest at 5.125%, due
          April 30, 1998                               4,989,159  $    4,948,438

     Net Book Value - Held-to-Maturity
          Securities:                             $   10,162,963


At December 31, 1995, the Company held investments in marketable securities which it classified as either available-for-sale or held-to-maturity, depending upon the security.

Securities classified as available-for-sale at December 31, 1995 included both securities due within one year and securities with a maturity date beyond one year. Securities with a maturity date within one year were classified as Marketable Securities as a part of Current Assets and were stated at fair value plus accrued interest. Securities with a maturity date beyond one year were included in Other Non-Current Assets and were stated at fair value.

The available-for-sale securities at December 31, 1995 included the following:


     Marketable Securities - Current:                Amortized          Fair
                                                        Cost            Value
       Northern Trust Advantage investment
       portfolio consisting of government
       securities, municipal bonds and
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


Securities classified as held-to-maturity were stated at amortized cost and were included in Other Non-Current Assets on the December 31, 1995 Consolidated Balance Sheet.

These held-to-maturity securities at December 31, 1995 included the following:

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



The calculation of gross unrealized gain (loss) for the years ended December 31, 1996 and 1995 is as follows:
                                                                       Gross
                                                                     Unrealized
                                         Fair Value       Cost       Gain (Loss)

1996:

       Held-to-maturity securities:
         U.S. Treasury Note, face
         value of $5,000,000,
         interest at 5.125%, due
         April 30, 1998                 $  4,948,438  $  4,989,159  $   (40,721)

         U.S. Treasury Note, face
         value of $5,000,000,
         interest at 6.250%, due
         January 31, 1997                  5,001,563     5,000,000        1,563

           Gross Unrealized (Loss)                                  $   (39,158)

1995:

       Available-for-sale
        securities                      $  5,468,752  $  5,442,089  $    26,663

       Held-to-maturity securities:
         U.S. Treasury Note, face
         value of $5,000,000,
         interest at 5.125%, due
         April 30, 1998                    4,987,500     4,981,001        6,499

         U.S. Treasury Note, face
         value of $5,000,000,
         interest at 6.250%, due
         January 31, 1997                  5,054,688     5,000,000       54,688

           Gross Unrealized Gain                                    $    87,850



Net unrealized gains (losses) on held-to-maturity securities have not been recognized in the accompanying consolidated financial statements. Net unrealized gain on available-for-sale securities included in shareholders' equity at December 31, 1995 was $16,398, consisting of a gross unrealized gain of $26,663 net of deferred income taxes.

Net realized gains on marketable securities for the year ended December 31, 1996 were $2,899. There were no realized gains or losses for the years ended December 31, 1995 or 1994.


3.   Accrued Liabilities

 Accrued liabilities at December 31, 1996 and 1995 include the following:


                                                       1996            1995
     Payroll and related costs                    $    3,159,997  $    2,552,041
     Taxes, other than income                            217,544         243,223
     Profit sharing                                      770,873         464,472
     Insurance                                         2,421,667       3,476,589
     Plant shutdown and environmental                  1,589,268       1,189,639
     Other                                               491,156         465,236
                                                  $    8,650,505  $    8,391,200


4. Discontinued Operations, Contingent Liabilities, and Other Liabilities

The Company discontinued its Metal Products business segment in 1989. Environmental reclamation and decommissioning is required for the segment's primary plant that processed certain ores which are subject to regulations of several government agencies. The residues from these processed ores were stored on-site. Remaining assets were written down to estimated realizable value, and provisions were made for the estimated costs for decommissioning. Application has been made to the appropriate agencies for a portion of the site to be decommissioned. A decommissioning plan for the remainder of the site, including the residue storage areas, has been submitted to the appropriate governmental agencies for approval. Before decommissioning procedures begin for the residue storage areas, the Company plans to extract materials within the residues which have a commercial value.

At December 31, 1996, the Company had reserves of $3.9 million for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. Prior to decommissioning, the Company proposes to construct and operate for approximately ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company would modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would include construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

The Company has applied for an amendment to its current NRC license and for a revision to its current wastewater discharge permit to allow construction and operation of the proposed processing plant, and believes that these regulatory authorizations will be issued in the near future. Preliminary engineering, design and feasibility studies have been completed for the proposed processing plant, which would extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The Company engaged a process design expert which confirmed the viability of the proposed plant. The estimated cost of construction is approximately $12 million. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. The estimated costs of residue processing were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Residue processing is expected to start approximately a year after licensing approval is received. The provisions for discontinued operations reflect management's belief that the current value of the extracted materials will at least equal the estimated cost of construction and costs of processing, including estimated costs for disposal of waste generated by the process. The annual recovery revenues are estimated to be in a range of $6,000,000 to $7,000,000. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time.

In October 1995 the NRC advised the Company that a decommissioning funding plan cost estimate based upon on-site disposal of most of the radioactive wastes at the site is appropriate to consider at this time. The NRC cautioned the Company, however, that on-site disposal may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. Such an approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current and proposed NRC regulations and a provision of the Nuclear Waste Policy Act of 1982 requiring the Department of Energy to take title to certain "special sites" which may include the Company's site; however, there is no assurance that a plan providing for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

The NRC decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC October 1995 letter requested the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. In March 1996, the Company submitted a revised decommissioning plan and a related decommissioning funding plan. The initial level of assurance for decommissioning is $4,456,000 provided through letters of credit. The amount does not include assurance for costs of construction or operation of the residue processing facility. This initial level of assurance, however, may be changed upon further review by the NRC. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

Expenditures for environmental reclamation and decommissioning were $1,516,000, $1,221,000 and $1,061,000 in 1996, 1995, and 1994, respectively. Costs which are expected to be incurred within the next year are included as plant shutdown costs in Accrued Liabilities. Costs expected to be incurred after one year are reflected on the balance sheet in Discontinued Operations as part of Other Liabilities. Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 1996 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC decommissioning funding assurance requirements.

The net assets of discontinued operations at December 31, 1996 and 1995 include the following (in thousands of dollars):

                                              1996          1995

          Land                            $       110   $       110
          Building                              5,218         5,218
                                                5,328         5,328
          Less accumulated depreciation         4,805         4,805
          Net land and buildings                  523           523
          Design and engineering costs
           for processing plant                 2,009           822

                                          $     2,532   $     1,345


The remaining land and buildings of the Company's former Precision Sheet Metal
(PSM) operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale at a cost of $1,129,000 at December 31, 1996. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Management believes that proceeds from the sale of the property will be adequate to recover its costs, including costs of preparing the property for sale. The Company believes the reserves established for other costs associated with the close-down of PSM are adequate to cover such costs.

The Company's Escast operation, located in Addison, IL, and included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on-site. A cost sharing agreement with the former owner of Escast is in place for any future clean-up costs. The clean-up process has begun at the site under an Illinois Environmental Protection permit with total estimated costs of approximately $1.1 million. The Company believes the established reserves are adequate to cover its share of the clean-up costs.

Environmental matters arising at other units are routinely reviewed and handled through operations. The Company believes that the ultimate disposition of any other pending environmental matters will not have a material adverse effect upon the consolidated financial position of the Company.


5.  Debt

Long-term debt at December 31, 1996 and 1995 consisted of the following:

                                                  1996              1995


     Mississippi Business Finance
     Corporation 5.487% Note, due 2011        $    956,596      $          -


     Loans from various Pennsylvania
     Economic Agencies with interest rates
     ranging from 2.0% to 5.0%, due from
     1997 to 2009                                  860,076                 -

     Loans from various Iowa Economic
     Agencies with interest rates ranging
     from 0.0% to 4.0%, due 2000                  297,907            375,113


     Less current maturities                     2,114,579           375,113

     Total long-term debt                          335,522            77,207

                                              $  1,779,057      $    297,906



The above loans are collateralized by machinery and equipment with a net book value of $2,386,000.

The aggregate maturities for long-term debt for the five years after December 31, 1996 are $336,000, $317,000, $283,000, $241,000, and $112,000, respectively.

Interest paid on debt for the years ended December 31, 1996, 1995 and 1994 amounted to $17,000, $4,000, and $13,000, respectively.

The fair value of the Company's debt is $2,189,000 which was estimated using a discounted cash flow analysis, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.


6.  Income Taxes

Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                   1996              1995

     Deferred tax assets - current:
       Plant shutdown, idle facilities and
        environmental costs                   $    154,316      $    103,482
       Self insurance accruals                     648,718           825,569
       Vacation accruals                           395,352           339,829
       State income taxes                          291,582           238,216
       Other                                       191,430           (54,936)

                                              $  1,681,398      $  1,452,160


     Deferred tax assets (liabilities) -
     non-current:
       State income tax net operating loss
        carryforwards net of valuation
        allowance                             $    520,633      $    549,350
       State income taxes                         (490,356)         (322,033)

                                              $     30,277      $    227,317

     Deferred tax (assets) liabilities -
     non-current:
       Pension credits                        $  2,414,493      $  2,426,922
       Plant shutdown, idle facilities and
        environmental costs                       (438,344)       (1,055,712)
       Tax depreciation in excess of book
        depreciation                               131,046                 -
       Other                                       (32,384)            3,701

                                              $  2,074,811      $  1,374,911


At December 31, 1996 and 1995, the Company had potential state income tax benefits of $926,000 and $1,085,000, respectively, from net operating loss carryforwards that expire in various years through 2010. For financial reporting purposes, valuation allowances of $405,000 and $536,000 at December 31, 1996 and 1995, respectively, were recognized for net operating loss carryforwards not anticipated to be realized before expiration.

Details of the provision for income taxes in the consolidated statements of operations are as follows:

                                          1996           1995           1994
     Current taxes
      Federal                         $ 1,747,000    $   935,000    $   900,000
      State and other                     481,000        379,000        331,000
                                        2,228,000      1,314,000      1,231,000
     Deferred income tax
     charge
      Federal                             544,000        829,000        950,000
      State                                 4,000         38,000        156,000
                                          548,000        867,000      1,106,000
     Total                              2,776,000      2,181,000      2,337,000




The deferred income tax charge in 1996 results primarily from payments for certain plant shutdown, idle facilities and environmental costs accrued in prior years and for the net effect of timing of the deduction of certain employee fringe benefits.

The deferred income tax charges in 1995 and 1994 result primarily from payments for certain plant shutdown, idle facilities and environmental costs accrued in prior years.

A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income tax provision is as follows:

                                          1996           1995           1994
     Income tax provision at
     statutory rate                   $ 2,398,000    $ 1,875,000    $ 2,022,000
     Add (deduct):
      State income taxes, net of
       federal income tax provision       320,000        275,000        321,000

      Other, net                           58,000         31,000         (6,000)

     Total income tax provision       $ 2,776,000    $ 2,181,000    $ 2,337,000


Income taxes paid for each of the three years in the period ended December 31, 1996 amounted to $2,189,000, $1,147,000 and $1,610,000, respectively.

Income tax refunds received during the three years in the period ended December 31, 1996 amounted to $30,000, $427,000 and $319,000, respectively.


7.  Retirement Plans

The Company has several non-contributory defined benefit plans covering approximately 28% of its employees. Benefits for salaried plans are generally based on salary and years of service, while hourly plans are based upon a fixed benefit rate in effect at retirement date and years of service. The Company's funding of the plans is equal to the minimum contribution required by ERISA. Contributions to defined benefit plans totaled $22,380, $63,113 and $108,435 in 1996, 1995 and 1994, respectively.

The net pension expense (credit) in 1996, 1995 and 1994 is comprised of:


                                          1996           1995           1994

       Service cost                  $    485,000   $    368,000   $    376,000
       Interest cost on projected
        benefit obligations             3,058,000      3,181,000      3,003,000
       Actual return on Plan assets    (1,750,000)    (6,021,000)       823,000
       Net amortization and
        deferral                       (1,587,000)     2,660,000     (4,355,000)
       Net pension expense (credit)  $    206,000   $    188,000   $   (153,000)



The plans' funded status and amounts recognized in the balance sheet at December 31 are as follows:

                                                         1996           1995
     Actuarial present value of benefit
      obligations
        Vested                                      $ 38,581,143   $ 40,274,444
        Non-vested                                       572,069        538,534

            Total accumulated benefit obligations   $ 39,153,212   $ 40,812,978

     Projected benefit obligations for services
       rendered to date                             $ 41,417,209   $ 43,253,191
     Plan assets at fair value, primarily U.S.

       Government securities and publicly traded
       stocks and bonds                               40,136,249     41,902,910
     Plan assets less than projected
       benefit obligations                            (1,280,960)    (1,350,281)
     Effect of change in assumptions,
       net gains and losses                           10,365,078     11,127,442
     Unrecognized net excess plan assets
       at January 1, 1986 being recognized
       over approximately 15 years                    (1,386,880)    (2,067,353)

             Prepaid pension asset                  $  7,697,238   $  7,709,808


The assumptions used in determining the actuarial present value of projected benefit obligations were as follows:



                                           1996    1995    1994

          Discount rate                    7.75%   7.50%   8.50%

          Rate of increase in future
          compensation levels              5.00%   5.00%   5.50%

          Expected long-term rate
          of return on assets              8.00%   8.00%   8.00%

The Company has several defined contribution plans covering approximately 85% of its employees. Almost all of the defined contribution plans have funding provisions which, in certain situations, require Company contributions based upon formulae relating to employee gross wages, participant contributions or hours worked. Almost all of the defined contribution plans also allow for additional discretionary Company contributions based upon profitability. The costs of these plans for 1996, 1995 and 1994 were $1,235,000, $869,000, and
$839,000, respectively.

The Company makes medical insurance available and provides limited amounts of life insurance to retirees. Retirees electing to be covered by Company-sponsored health insurance pay the full cost of such insurance. The Company accrues the cost of the retiree life insurance benefits in relation to the employee's service with the Company. Costs of postretirement benefits other than pensions for the years ended December 31, 1996, 1995 and 1994 were $37,000, $37,000, and $44,000, respectively.


8. Business Segments

The Company is a specialty metals manufacturer. For financial reporting purposes, the Company classifies its products into the following two business segments:

Industrial Tools:

Tungsten carbide cutting tools, milling tools, toolholding devices, mining tools and accessories, construction tools, wear parts and related industrial parts.

Metal Fabrications:

Titanium, nickel base and high alloy steel forgings; aluminum and magnesium sand mold castings; powdered metal components; special wire products and investment castings.

Financial information concerning the Company's segments for the years ended

December 31, 1996, 1995 and 1994 is as follows:

                                        1996            1995            1994
     NET SALES:

      INDUSTRIAL TOOLS -

       Sales                       $ 54,068,214    $ 50,068,802    $ 43,558,081

       Intersegment sales                  (239)            (95)              -

                                     54,067,975      50,068,707      43,558,081

      METAL FABRICATIONS -

       Sales                         66,784,892      52,551,291      45,783,951

       Intersegment sales               (19,036         (22,244         (54,696)

                                     66,765,856      52,529,047      45,729,255

                                   $120,833,831    $102,597,754    $ 89,287,336

     OPERATING INCOME (LOSS):

       INDUSTRIAL TOOLS            $  3,052,446    $  3,109,433    $  2,856,607

       METAL FABRICATIONS             3,351,717       1,370,067       1,809,048

       CORPORATE                        (61,619         (44,352         (13,250

                                   $  6,342,544    $  4,435,148    $  4,652,405


Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.

The percentages of net sales for classes of similar products which exceeded ten percent of the Company's consolidated net sales, for the period indicated, are set forth below:
                                                     Percentage of
                                                 Consolidated Net Sales
     Products               Business Segments        1996      1995      1994

     Tungsten carbide
      cutting tools         Industrial Tools         30%       31%       29%

     Nonferrous forgings    Metal Fabrications       12%       11%       12%

     Investment castings    Metal Fabrications        9%       12%       13%


The identifiable assets, depreciation and capital expenditures for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                          1996           1995           1994
     Identifiable assets
      Industrial Tools                $17,383,706    $15,895,229    $14,007,160
      Metal Fabrications               36,727,565     23,553,746     22,089,022
      Corporate/Discontinued           28,016,171     35,080,878     36,784,736

         Total assets                 $82,127,442    $74,529,853    $72,880,918

     Depreciation
      Industrial Tools                $   773,130    $   778,260    $   716,800
      Metal Fabrications                1,160,036      1,220,297      1,258,238
      Corporate/Discontinued                    -              -              -

         Total depreciation           $ 1,933,166    $ 1,998,557    $ 1,975,038


     Capital expenditures
      Industrial Tools                $ 1,553,372    $ 1,062,578    $ 1,055,600
      Metal Fabrications                4,370,080      1,792,277        598,853
      Corporate/Discontinued                    -              -              -

         Total capital expenditures   $ 5,923,452    $ 2,854,855    $ 1,654,453


Capital expenditures for the Metal Fabrications segment include $3,884,000 from the acquisition of American Sintered Technologies, Inc. on July 31, 1996.


9.  Lease Commitments

The Company leases data processing, transportation and other equipment, as well as certain facilities, under operating leases. Such leases do not involve contingent rentals, nor do they contain significant renewals or escalation clauses.

Total minimum future rentals under noncancelable leases at December 31, 1996 were $1,188,000, including $494,000 in 1997, $443,000 in 1998, $213,000 in 1999,
$27,000 in 2000, and $11,000 in 2001 and thereafter. Rental expense was $1,174,000 in 1996, $1,094,000 in 1995, and $1,187,000 in 1994.


10. Acquisition

On July 31, 1996, the Company acquired all of the assets and certain liabilities of American Sintered Technologies, Inc. (AST) for the cash price of $6,937,000. In addition to the cash paid, the Company assumed $954,000 of various Pennsylvania Economic Agencies loans. The nature of the business of AST is the manufacture of ferrous and non-ferrous powdered metal components serving the automotive, lawn and garden, plumbing, hardware, and electrical hardware industries. The acquisition was accounted for as a purchase and is included in the Company's Metal Fabrications business segment.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.


PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information regarding the Company's directors and executive officers is included in Part I page 10.

                  Additional information concerning the Company's directors is incorporated by reference to information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1997.

ITEM 11 - EXECUTIVE COMPENSATION

                  Incorporated herein by reference to information under the caption "Compensation of Directors and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)(b)(c) The information required by this Item 12 is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Incorporated herein by reference to the information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1997.



                                     PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

         (a)(1)   Index to Consolidated Financial Statements:
                                                                    Form 10-K
                                                                       Page
                  Summary Quarterly Financial Data for the
                  years ended December 31, 1996 and 1995.               12

                  Report of Independent Auditors.                       21

                  Consolidated Statement of Income for each of
                  the three years in the period ended December
                  31, 1996.                                             22

                  Consolidated Balance Sheet at December 31,
                  1996 and 1995.                                      23-24

                  Consolidated Statement of Cash Flows for each
                  of the three years in the period ended
                  December 31, 1996.                                  25-26

                  Consolidated Statement of Shareholders'
                  Equity for each of the three years in the
                  period ended December 31, 1996.                       27

                  Notes to Consolidated Financial Statements.         28-41

         (a)(2)   Index to Consolidated Financial Statement Schedule:

                  Consolidated Financial Statement Schedule for each of the three years ended
                  December 31, 1996:

                  II.  Valuation and qualifying accounts                44

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

         (a)(3) The following exhibits required by Item 601 of Regulation S-K are submitted as follows:

                  Exhibit 3.1 -  Certificate of Incorporation

                  Exhibit 3.2 -  By-Laws

                  Exhibit 10a -  Incentive Compensation Plan

                  Exhibit 10b -  Change in Control Agreement

                  Exhibit 22  -  Subsidiaries of the Registrant

     All other exhibits are omitted since the required information is not present or is not present in amounts sufficient to require submission.

         (b) No reports have been filed on Form 8-K during the last quarter of the year ended December 31, 1996.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Additions
                                Balance at   Charged to                Balance
                                Beginning     Cost and   Deductions     at End
                                 of Year      Expenses      (1)        of Year

    Allowance for Doubtful
     Accounts:

    Year ended 12/31/96        $ 276,440
                                            $  11,665   $  11,655     $ 276,440

    Year ended 12/31/95        $ 276,440    $  16,022   $  16,022     $ 276,440

    Year ended 12/31/94        $ 276,440    $ (21,929)   $ (21,929)   $ 276,440



  (1)  Accounts written off, net of recoveries.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                   FANSTEEL INC.
                                                                   Registrant

  Date: March 10, 1997   By:         \s\ William D. Jarosz
                                     William D. Jarosz, President and Chief
                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

   Signature                    Title                       Date

                                Director; Chairman of the
                                Board, President and

   \s\ William D. Jarosz        Chief Executive Officer        March 10, 1997
   William D. Jarosz

                                Vice President and Chief
   \s\ R. Michael McEntee       Financial Officer              March 10, 1997
   R. Michael McEntee


   \s\ Betty B. Evans           Director                       March 18, 1997
   Betty B. Evans


   \s\ R. S. Evans              Director                       March 17, 1997
   Robert S. Evans


   \s\ Thomas M. Evans, Jr.     Director                       March 21, 1997
   Thomas M. Evans, Jr.


   \s\ Peter J. Kalis           Director                       March 13, 1997
   Peter J. Kalis


   \s\ Jack S. Petrik           Director                       March 26, 1997
   Jack S. Petrik


                                INDEX TO EXHIBITS

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference:

       Exhibit                                      Prior Filing or Sequential
         No.                                            Page Number Herein


         3.1     Certificate of Incorporation     Company's Form 10-K filed
                                                  March 31, 1993 (*)

         3.2     By-Laws                          Annex II to the Company's
                                                  annual proxy statement
                                                  dated March 15, 1985,
                                                  File No. 1-8676 (*)


     10a         Incentive Compensation Plan      48-50

     10b         Change in Control Agreement      51-59

         22      Subsidiaries of the Registrant   60