Form 10-Q
period 1997-03-31
FANSTEEL INC
filed 1997-05-09
CIK 34471

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

     For the period ended                March 31, 1997

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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of April 30, 1997)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 2
                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET

                                                       March 31,   December 31,
                                                         1997          1996

     ASSETS                                           (Unaudited)       *
     Current Assets
      Cash and cash equivalents (including
       securities purchased under agreement
       to resell of $7,146,000 in 1997 and
       $2,001,000 in 1996                            $ 8,688,226   $ 3,588,290
      Marketable securities                              107,063     5,173,804
      Accounts receivable - net                       20,268,668    18,700,927
      Inventories
       Raw material and supplies                       4,670,904     4,715,341
       Work-in-process                                14,264,126    13,461,036
       Finished goods                                  6,388,646     6,423,995
                                                      25,323,676    24,600,372
       Less reserve to state certain
        inventories at LIFO cost                       7,083,466     7,083,466
                                                      18,240,210    17,516,906
      Other assets - current
       Deferred income taxes                           1,652,660     1,681,398
       Other                                           1,437,006     1,370,062
           Total current assets                       50,393,833    48,031,387
     Net Assets of Discontinued Operations             2,605,350     2,532,431
     Property, Plant and Equipment
      Land                                             1,421,641     1,421,641
      Buildings                                       10,559,942    10,559,942
      Machinery and equipment                         49,785,750    49,561,052
                                                      61,767,333    61,542,635
      Less accumulated depreciation                   47,732,305    47,236,179
                                                      14,035,028    14,306,456
     Other Assets
      Marketable securities                            4,991,171     4,989,159
      Prepaid pension asset                            7,674,813     7,697,238
      Deferred income taxes                                    -        30,277
      Property held for sale                           1,128,851     1,128,851
      Goodwill                                         3,301,004     3,358,580
      Other                                               52,819        53,063
                                                      17,148,658    17,257,168

     Total Assets                                    $84,182,869   $82,127,442




                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 3

                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                       March 31,   December 31,
                                                         1997          1996
                                                      (Unaudited)       *

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                               $10,069,770   $ 9,913,437
      Accrued liabilities                              8,194,146     8,650,505
      Accrued income taxes                             1,496,896       590,093
      Current maturities of long-term debt               328,033       335,522
           Total current liabilities                  20,088,845    19,489,557
     Long-term Debt                                    1,867,713     1,779,057

     Other Liabilities                                 3,500,000     3,500,000
      Discontinued operations                          2,107,368     2,074,811
      Deferred income taxes                            5,607,368     5,574,811
            Total other liabilities
     Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                -             -
      Common stock, par value $2.50
       Authorized 12,000,000 shares
       Issued and outstanding 8,598,858 shares        21,497,145    21,497,145
       Retained earnings                              35,121,798    33,786,872
                                                      56,618,943    55,284,017

     Total Liabilities and Shareholders' Equity      $84,182,869   $82,127,442


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 4

                                  FANSTEEL INC.
                     CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                     For the Three Months Ended
                                                       March 31,     March 31,
                                                         1997          1996

     Net sales                                       $ 33,714,242  $ 28,939,111

     Costs and expenses
      Cost of products sold                            27,687,334    24,034,364
      Selling, general and administrative               3,948,602     3,496,801

                                                       31,635,936    27,531,165


     Operating income                                   2,078,306     1,407,946

     Other income (expense)
      Interest income on investments                      157,590       253,459
      Other                                               (40,970)       (9,113)

                                                          116,620       244,346


     Income before income taxes                         2,194,926     1,652,292


     Income tax provision                                 860,000       652,000

     Net income                                      $  1,334,926  $  1,000,292


     Weighted average number of common
      shares outstanding                                8,598,858     8,598,858


     Net income per share
      (on average shares outstanding)                       $0.16         $0.12

     Dividends per common share                             $   -         $   -






                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 5

                                  FANSTEEL INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,
                                                         1997          1996
                                                      Increase (decrease) in
                                                     cash and cash equivalents
     Cash flows from operating activities:

       Net income                                    $ 1,334,926   $ 1,000,292

       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                   553,702       451,040
         Net pension charge                               22,425         3,000
         Deferred income tax charge                       91,572       137,474
         Changes in assets and liabilities:
          Decrease (Increase) in marketable
           securities                                     64,729       (50,695)
          (Increase) in accounts receivable           (1,567,741)   (3,541,309)
          (Increase) in inventories                     (723,304)     (416,579)
          (Increase) in other assets - current           (66,944)     (294,479)
          (Decrease) Increase in accounts payable
           and accruals                                 (291,388)    1,427,354
          Increase in income taxes payable               906,803       482,018
          Decrease (Increase) in other assets                244       (22,000)
      Net cash provided by (used in) operating
        activities                                       325,024      (823,884)

     Cash flows from investing activities:
       Additions to property, plant and equipment       (224,698)     (547,699)
       Design and engineering for processing plant       (72,919)     (425,326)
       Proceeds from disposition of marketable
        securities - current                           5,000,000     5,000,000
       Investment in marketable securities - current           -    (5,000,000)
      Net cash provided by (used in) investing
       activities                                      4,702,383      (973,025)

     Cash flows from financing activities:
       Proceeds from long-term debt                      143,404             -
       Payments of long-term debt                        (62,237)       (5,860)
       Principal payments for capital leases              (8,638)      (26,984)
       Net cash provided by (used in) financing
        activities                                        72,529       (32,844)

     Net increase (decrease) in cash and cash
        equivalents                                    5,099,936    (1,829,753)


     Cash and cash equivalents at beginning of
      period                                           3,588,290     6,838,960

     Cash and cash equivalents at March 31           $ 8,688,226   $ 5,009,207


                (See Notes to Consolidated Financial Statements)

                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 6
                                   FANSTEEL INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Consolidated Financial Statements


The consolidated balance sheet at March 31, 1997, and the consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

 The Company determines its securities to be "held-to-maturity" or "available-for-sale" securities, depending upon the applicable security. Marketable securities with a maturity date of one year or less at time of purchase are classified as current, and over one year maturity date at time of purchase are classified as non-current on the balance sheet.

  Securities classified as held-to-maturity at March 31, 1997 represent a U.S. Treasury Note with a maturity date of April 30, 1998. Amortized cost and fair value of this security at March 31, 1997 is $4,991,000 and $4,947,000, respectively.

 The Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues and insurance policies. Total unused lines of credit, including the revolving credit agreement, were $13.3 million as of March 31, 1997.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 In February 1997, the Financial Accounting Standards board (FASB) issued Statements of Financial Accounting Standards No. 128, Earnings Per Share, and No. 129, Disclosure of Information about Capital Structure. Statement 128, which is applicable to public companies only, simplifies the calculation of earnings per share (EPS) and makes it comparable to international EPS standards. Statement 129, which is applicable to all companies, consolidates the existing guidance form several other pronouncements relating to an entity's capital structure. The Statements are effective for financial statements for periods ending after December 15, 1997, and are not expected to have an impact on the Company's financial reporting.



                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 7

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into two business segments: Industrial Tools and Metal Fabrications. Net sales and operating income for the first quarter ended March 31, 1997 and 1996 for each of the Company's business segments are summarized below:

                                              1997           1996

          Net Sales:

            Industrial Tools -
              Sales                       $ 13,350,830   $ 14,060,831
              Intersegment sales                     -           (239)
                                            13,350,830     14,060,592
            Metal Fabrications
              Sales                         20,388,922     14,886,973
              Intersegment sales               (25,510)        (8,454)
                                            20,363,412     14,878,519

                                          $ 33,714,242   $ 28,939,111

          Operating Income:

            Industrial Tools              $    825,385   $    777,804
            Metal Fabrications               1,263,931        645,226
            Corporate                          (11,010)       (15,084)

                                          $  2,078,306   $  1,407,946



                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          Page 8


 The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved thus may differ materially from expected results included in these statements.


Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

 Net sales for the quarter ended March 31, 1997 of $33,714,000 increased $4,775,000 or 16.5% from first quarter, 1996 net sales of $28,939,000.

 Industrial Tools business segment net sales for the first quarter of 1997 were $13,351,000 compared to $14,060,000 for the same period of 1996, a decrease of $709,000 or 5.0%. Lower sales for tungsten carbide cutting tools was the principal cause for this decrease. Reduced customer demand for standard products in the metal working industry, increased competition, and consolidation of some manufacturers all had a negative impact on inserts and rotary tool sales within this product line. Construction tools sales decreased, as customer orders from foreign markets were not as strong as last year. Sales of wear parts showed a slight improvement, affected by the timing of shipments of nozzles to the oil drilling industry in the first quarter 1997 versus the same quarter of the prior year. Coal mining tool shipments in the first quarter of 1997 were flat compared to the first quarter of 1996.

  Metal Fabrications business segment net sales for the quarter ended March 31, 1997 were $20,363,000, an increase of $5,484,000 or 36.9% from first quarter, 1996 net sales of $14,879,000. Powdered metal components, manufactured by American Sintered Technologies, Inc. (AST), acquired on July 31, 1996, added $2,456,000 to the first quarter of 1997. Sales of forgings were up 17.3% from the prior year due to the continued strength of the commercial aircraft market and growth achieved by participation in new programs. Continued growth of the forgings product line is expected for the near term. Long-term prospects will depend on a steady build rate of new aircraft and sales of spare parts for the planes now being built. Sand mold castings net sales increased 25.5% in the current quarter compared to last year, due to sales to commercial and military manufacturers. Helicopter programs were especially active. Investment castings revenues increased significantly because of the heightened demand for engine components for the medium-duty truck industry, as well as broad-based increases within such markets as military ordnance and oil drilling. Wire formed products reported its strongest ever first quarter sales performance. Demand was strong in most industries served, primarily in lawn and garden equipment, home products, agricultural equipment, and vending machine parts. This increase in wire formed products sales was due not only to improved economic conditions, but also to supplying a wider variety of parts to current customers.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          Page 9


  Order backlog at March 31, 1997 was $47,988,000 compared to $37,388,000 at March 31, 1996, an increase of $10,600,000 or 28.4%, with most of the increase coming from the aircraft market within the Metal Fabrications business segment. Industrial Tools business segment backlog was $7,327,000 at March 31, 1997, a decrease of $427,000 or 5.5% from the same period last year. Tungsten carbide cutting tools backlog decreased due to reduced customer demand for standard products, increased competition, and consolidation of manufacturers of these products. Wear parts product line backlog also decreased, due to the timing of large shipments of nozzles to the oil drilling industry in the first quarter of 1997. With the decline of foreign orders in the first quarter of 1997, the construction tools backlog decreased after a significant backlog increase in the same prior year quarter. Metal Fabrications business segment backlog at the end of the current quarter was $40,661,000, an increase of $11,027,000, or 37.2% from March 31, 1996. Backlog from the powdered metal components product line, related to the 1996 acquisition of AST, added $2,199,000. The forgings backlog increased $7,597,000 from March 31, 1996. Orders from both commercial and military aircraft manufacturers have increased substantially within the last several months. Orders of patterns for sand mold castings decreased as more jobs in-house moved from the development stage to the production stage, resulting in larger releases for sand mold castings from the current backlog. Investment castings backlog increased as demand strengthened in the medium-duty truck, military ordnance, and oil drilling markets. Wire forming backlog improved due to increased orders for outdoor products, agricultural equipment, and parts for vending machines.

  Cost of sales for the first three months of 1997 was $27,687,000 or 82.1% of net sales, as compared to $24,034,000 or 83.1% of net sales for the same period of 1996, an increase of $3,653,000. Raw material cost decreases for cobalt in the Industrial Tools segment, as well as a mix of other materials used in production in the Metal Fabrications segment, had positive effects on profit margins for the quarter. Sales price increases implemented to offset higher titanium material costs also had a positive effect on profit margins within the Metal Fabrications segment in the first quarter of 1997.

  Selling, general and administrative expenses increased from $3,497,000 for the first quarter of 1996 to $3,949,000 for the first quarter of 1997, an increase of $452,000 or 12.9%. This increase related mostly to variable expenses, such as commissions, which grew with the larger sales volume. Selling, general and administrative expenses as a percent of net sales declined to 11.7% for the first three months of 1997 compared to 12.1% for the same period of 1996 due to the relationship of the fixed expense components to increased sales.

  Other income for the first quarter of 1997 was $117,000, a decrease of $127,000 from 1996 other income of $244,000. Interest earned on marketable securities totaled $158,000 in 1997, a decline of $95,000 from $253,000 for the same period of 1996. The acquisition of AST resulted in less cash available for investment in marketable securities.

  Net income for the quarter ended March 31, 1997 was $1,335,000 or $.16 per share compared to $1,000,000 or $.12 per share for the same period of 1996, an increase of $335,000, or 33.5%. Net income as a percentage of net sales for the first quarter of 1997 was 4.0% compared to 3.5% for the first quarter of 1996.

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

  The formerly defense-dependent operating units are continuing to place primary focus on becoming diversified suppliers to both military and commercial markets. Capital equipment investment has been emphasized and new production techniques employed to facilitate this transition. The Company is beginning to realize the benefits from these efforts as increased sales and orders have materialized.



Liquidity and Capital Resources

  Cash and cash equivalents amounted to $8,688,000 at March 31, 1997, an increase of $5,100,000 from December 31, 1996. Operations provided $325,000 with net income, depreciation and amortization generating $1,335,000, $496,000 and $58,000 respectively. Accounts receivable increased $1,568,000 and inventories increased $723,000 as working capital needs were greater due to sales and production volume increases. Days outstanding and inventory turns have remained consistent with prior periods. Investing activities provided $4,702,000 as a $5,000,000 marketable security matured and was reinvested in interest-bearing cash equivalents. Investments in capital equipment totaled $225,000, in accordance with management's aggressive program to expand the operations of the Company. Cash flows from financing activities provided $73,000, with $143,000 in proceeds from long-term debt, offset by $62,000 for debt payments and $8,000 for capital lease payments. In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of reserving cash for capital reinvestment, possible future acquisitions, and due to uncertainty regarding funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

  Cash, cash equivalents and marketable securities on hand have been sufficient to date to meet the demands of increased working capital requirements, investments in machinery and equipment, environmental costs and other normal operating requirements. However, in anticipation of Company programs to expand current operations, possible future acquisitions, and reclamation and decommissioning costs for the Muskogee, Oklahoma plant, the Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues and insurance policies. Total unused lines of credit, including the revolving credit agreement, were $13.3 million as of March 31, 1997.



                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 11


  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. In the first quarter of 1997, the final reimbursements were received from the State of Mississippi Business Finance Corporation for the development loans for expansion of one of the Company's tungsten carbide cutting tools facilities. All debt carried on the balance sheet is related to development loans obtained from various states.

  At March 31, 1997, the Company had $4,991,000 of non-current marketable securities, classified as held-to-maturity, invested in a U.S. Treasury Note. The non-current marketable securities had a fair value of $4,947,000 at March 31, 1997, and matures April 1, 1998.

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

  At March 31, 1997, the Company had reserves of $3.9 million for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. Prior to decommissioning, the Company proposes to construct and operate for approximately ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company would modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would be comprised of construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

  The Company applied for an amendment to its current NRC license and for a revision to its permit under the National Pollution Discharge Elimination System (NPDES) through the State of Oklahoma Discharge Elimination System (OKDES). The NRC license amendment and the NPDES/OKDES permit were issued in March, 1997. The NRC license amendment is effective as of the date of issuance and the NPDES/OKDES permit is effective May 1, 1997. Engineering, design and feasibility studies have been completed for the proposed processing plant, which would extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The Company engaged a process design expert which confirmed the viability of the proposed plant. The estimated cost of construction is approximately $12 million and is expected to be completed within a year. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. The estimated costs of residue processing were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed.

Residue processing is expected to start in approximately a year now that licensing and permitting approvals have been received. The provisions for discontinued

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 12

operations reflect management's belief that the current value of the extracted materials will at least equal the estimated cost of construction and costs of processing, including estimated costs for disposal of waste generated by the process. The annual recovery revenues are estimated to be in a range of $6,000,000 to $7,000,000. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time.

  In October, 1995 the NRC advised the Company that a decommissioning funding plan cost estimate based upon on-site disposal of most of the radioactive wastes at the site was appropriate to consider at that time. The NRC cautioned the Company, however, that an on-site containment cell may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's plan is sound. Such approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current and proposed NRC regulations and a provision of the Nuclear Waste Policy Act of 1982 requiring the Department of Energy to take title to certain "special sites" which may include the Company's site; however, there is no assurance that a plan providing for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

  The NRC's decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC's October, 1995 letter requested the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. In March, 1996 the Company submitted a revised decommissioning plan and related decommissioning funding plan. The initial level of assurance for decommissioning is $4,456,000 provided through letters of credit. The amount does not include assurance for costs of construction or operation of the residue processing facility. This initial level of assurance, however, may be changed upon further review by the NRC. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

  Expenditures for environmental reclamation and decommissioning were $254,000 for the first three months of 1997. In addition, the Company expended $73,000 for design and engineering costs for the proposed processing plant. Costs which are expected to be incurred within the next year are included as plant shutdown costs in Accrued Liabilities. Costs expected to be incurred after one year are reflected on the balance sheet in Discontinued Operations as part of Other Liabilities. Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at March 31, 1997 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC's decommissioning funding assurance requirements, as long as on-site containment of radioactive wastes is ultimately acceptable to the appropriate regulatory agencies.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 13


  The remaining land and buildings of the Company's former Precision Sheet Metal
(PSM) operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale at a cost of $1,129,000 at March 31, 1997. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Conditional approval has been granted by the appropriate city agency for implementation of the environmental clean-up work plan. The initial stage of the work plan will begin in the second quarter of 1997. Management believes that proceeds from the sale of the property will be adequate to recover all costs, including expenditures to prepare the property for sale. The Company believes the reserves established for other costs associated with the close-down of PSM are adequate. A significant decline in real estate values in Los Angeles and/or identification of additional contamination on-site could require the reserves to be adjusted.

  The Company's Escast operation, located in Addison, IL. and included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on-site. A cost sharing agreement with the former owner of Escast is in place for any future clean-up costs. The clean-up process has begun at the site under an Illinois Environmental Protection permit with total estimated costs of approximately $1.1 million. The Company believes the established reserves are adequate to cover its share of the clean-up costs based on the extent of contamination now known and the former owner meeting its obligation.

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

                                                                       Form 10-Q
                                                                         Page 14

                           PART II - OTHER INFORMATION


     Item 4.    Submission of Matters to a Vote of Security Holders

          a) The Annual Meeting of Shareholders was held on April 23, 1997

          c) The nominations for Directors of the Company were brought before shareholders of the Company at the Annual Meeting of Shareholders. The votes cast for and votes withheld for each of the following nominees are as follows:

                                             Votes       Votes
                         Nominee              For      Withheld

                    B. B. Evans            8,203,439      55,924

                    R. S. Evans            8,199,461      59,902

                    T. M. Evans, Jr.       8,200,059      59,304

                    W. D. Jarosz           8,199,559      59,804

                    P. J. Kalis            8,205,154      54,209

                    J. S. Petrik           8,213,809      45,554


            The appointment of Ernst & Young LLP as auditors of the Company for the year ending December 31, 1997 was placed before shareholders for ratification at the Annual Meeting of Shareholders. The appointment of Ernst & Young LLP as auditors of the Company was ratified with 8,216,413 votes cast for, 35,914 votes cast against, and 7,036 abstentions.


     Item 6.    Exhibits and Reports on Form 8-K

          a) Exhibits

               4.   The $17,000,000 Revolving Credit
                    Agreement between Fansteel Inc. and
                    Northern Trust Company dated January 17,
                    1997 is filed with this 10-Q on pages 16 to 40.

          b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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



                                       Fansteel Inc.
                                       (Registrant)








Date -     5/7/97                 /s/ William D. Jarosz
                                   William D. Jarosz
                             Chairman, Chief Executive Officer
                                     and President












Date -     5/7/97                   /s/ R. Michael McEntee
                                   R. Michael McEntee

                         Vice President and Chief Financial Officer