Form 10-Q
period 1997-06-30
FANSTEEL INC
filed 1997-08-12
CIK 34471

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

     For the period ended                June 30, 1997

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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of June 30, 1997)


                       PART 1 - FINANCIAL INFORMATION               Form 10-Q
                       ITEM 1 - FINANCIAL STATEMENTS                Page 2
                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET
                                                       June 30,     December 31,
                                                         1997           1996
   ASSETS                                             (Unaudited)        *

   Current Assets
    Cash and cash equivalents (including securities
     purchased under agreement to resell of
     $8,674,000 in 1997 and $1,900,000 in 1996)      $ 9,697,628   $ 3,588,290
    Marketable securities                                 42,825     5,173,804
    Accounts receivable - net                         20,023,561    18,700,927
    Inventories
     Raw material and supplies                         4,026,463     4,715,341
     Work-in-process                                  14,830,661    13,461,036
     Finished goods                                    6,892,847     6,423,995
                                                      25,749,971    24,600,372
     Less reserve to state certain
      inventories at LIFO cost                         7,083,466     7,083,466
                                                      18,666,505    17,516,906
    Other assets - current
     Deferred income taxes                             1,623,921     1,681,398
     Other                                             1,557,548     1,370,062
         Total current assets                         51,611,988    48,031,387
   Net Assets of Discontinued Operations               2,749,276     2,532,431
   Property, Plant and Equipment
    Land                                               1,421,641     1,421,641
    Buildings                                         10,559,942    10,559,942
    Machinery and equipment                           50,080,776    49,561,052
                                                      62,062,359    61,542,635
    Less accumulated depreciation                     48,227,592    47,236,179
                                                      13,834,767    14,306,456
   Other Assets
    Marketable securities                              4,993,205     4,989,159
    Prepaid pension asset                              7,626,602     7,697,238
    Deferred income taxes                                      -        30,277
    Property held for sale                             1,189,175     1,128,851
    Goodwill                                           3,243,428     3,358,580
    Other                                                 52,453        53,063
                                                      17,104,863    17,257,168

   Total Assets                                      $85,300,894   $82,127,442




                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                       PART 1 - FINANCIAL INFORMATION               Form 10-Q
                       ITEM 1 - FINANCIAL STATEMENTS                Page 3
                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                       June 30,     December 31,
                                                         1997          1996
                                                      (Unaudited)        *

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
    Accounts payable                                 $ 8,775,736   $ 9,913,437
    Accrued liabilities                                9,678,951     8,650,505
    Accrued income taxes                                 669,256       590,093
    Current maturities of long-term debt                 336,329       335,522
         Total current liabilities                    19,460,272    19,489,557
   Long-term Debt                                      1,719,551     1,779,057
   Other Liabilities
    Discontinued operations                            3,500,000     3,500,000
    Deferred income taxes                              2,443,805     2,074,811

          Total other liabilities                      5,943,805     5,574,811
   Shareholders' Equity
    Preferred stock without par value
     Authorized and unissued 1,000,000 shares                  -             -
    Common stock, par value $2.50
     Authorized 12,000,000 shares
     Issued and outstanding 8,598,858 shares          21,497,145    21,497,145
    Retained earnings                                 36,680,121    33,786,872
         Total shareholders' equity                   58,177,266    55,284,017

   Total Liabilities and Shareholders' Equity        $85,300,894   $82,127,442


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

                               FANSTEEL INC.                   Form 10-Q
                     CONSOLIDATED STATEMENT OF INCOME          Page 4
                                   (UNAUDITED)


                                                  For the Three Months Ended
                                                    June 30,       June 30,
                                                      1997           1996

     Net sales                                    $ 35,841,277   $ 30,637,797

     Costs and expenses
      Cost of products sold                         29,196,317     25,293,842
      Selling, general and administrative            4,218,835      3,622,364

                                                    33,415,152     28,916,206


     Operating income                                2,426,125      1,721,591

     Other income (expense)
      Interest income on investments                   171,546        242,175
      Interest expense                                 (22,283)        (1,000)
      Other                                                935        (39,305)

                                                       150,198        201,870


     Income before income taxes                      2,576,323      1,923,461


     Income tax provision                            1,018,000        765,000


     Net income                                   $  1,558,323   $  1,158,461


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858


     Net income per share
      (on average shares outstanding)                    $0.18          $0.13



     Dividends per common share                          $   -          $   -




                (See Notes to Consolidated Financial Statements)


                               FANSTEEL INC.                   Form 10-Q
                     CONSOLIDATED STATEMENT OF INCOME          Page 5
                                   (UNAUDITED)


                                                  For the Six Months Ended
                                                    June 30,       June 30,
                                                      1997           1996

     Net sales                                    $ 69,555,519   $ 59,576,908

     Costs and expenses
      Cost of products sold                         56,883,651     49,328,206
      Selling, general and administrative            8,167,437      7,119,165

                                                    65,051,088     56,447,371


     Operating income                                4,504,431      3,129,537

     Other income (expense)
      Interest income on investments                   329,136        495,634
      Interest expense                                 (45,505)        (2,046)
      Other                                            (16,813)       (47,372)

                                                       266,818        446,216


     Income before income taxes                      4,771,249      3,575,753


     Income tax provision                            1,878,000      1,417,000


     Net income                                   $  2,893,249   $  2,158,753


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858


     Net income per share
      (on average shares outstanding)                    $0.34          $0.25



     Dividends per common share                          $   -          $   -






                (See Notes to Consolidated Financial Statements)


                              FANSTEEL INC.                      Form 10-Q
                 CONSOLIDATED STATEMENT OF CASH FLOWS            Page 6
                                  (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,
                                                          1997         1996

                                                   Increase (decrease) in
                                                  cash and cash equivalents
   Cash flows from operating activities:
     Net income                                      $ 2,893,249   $ 2,158,753

     Adjustments to reconcile net income to net
     cash provided (used in) operating
     activities:
       Depreciation and amortization                   1,109,895       872,257
       Net pension charge                                 70,636         6,000
       Deferred income tax charge                        456,748       755,946


     Changes in assets and liabilities:
        Decrease (Increase) in marketable securities     126,933      (132,099)
        (Increase) in accounts receivable             (1,322,634)   (4,072,892)
        (Increase) in inventories                     (1,149,599)     (727,083)
        (Increase) in other assets - current            (187,486)     (517,335)
        (Decrease) Increase in accounts payable
          and accruals                                  (100,617)    1,722,248
        Increase (decrease) in income taxes payable       79,163      (389,483)
        (Increase) decrease in other assets              (59,714)       49,986

     Net cash provided by (used in) operating
       activities                                      1,916,574      (273,702)

   Cash flows from investing activities:
     Additions to property, plant and equipment         (523,054)     (898,003)
     Design and engineering for processing plant        (216,845)     (616,657)
     Proceeds from sale of marketable
       securities                                      5,000,000     9,100,000
     Investment in marketable securities                       -    (9,100,000)

     Net cash provided by (used in) investing
          activities                                   4,260,101    (1,514,660)

   Cash flows from financing activities:
     Proceeds from long-term debt                        143,404             -
     Payments of long-term debt                         (202,103)      (45,828)
     Principal payments for capital leases                (8,638)      (54,386)
     Dividends paid                                            -             -

     Net cash (used in) financing activities             (67,337)     (100,214)

   Net increase (decrease) in cash and cash
     equivalents                                      6,109,338     (1,888,576)

   Cash and cash equivalents at beginning of period    3,588,290     6,838,960

   Cash and cash equivalents at June 30              $ 9,697,628   $ 4,950,384

                (See Notes to Consolidated Financial Statements)

                                FANSTEEL INC.                    Form 10-Q
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Page 7
                                   (UNAUDITED)


Consolidated Financial Statements

  The consolidated balance sheet at June 30, 1997, the consolidated statements of income for the three months and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

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

  Securities classified as held-to-maturity at June 30, 1997 represent a U.S. Treasury Note with a maturity date of April 30, 1998. Amortized cost and fair value of this security at June 30, 1997 is $4,993,000 and $4,973,000, respectively.

 The Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues and insurance policies. Total unused lines of credit, including the revolving credit agreement, were $13.2 million as of June 30, 1997.

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

  In June 1997, the FASB issued statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 131, which is applicable to public companies only, changes the reporting requirements for segment information in annual financial statements and also
                                FANSTEEL INC.                    Form 10-Q
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Page 8
                                   (UNAUDITED)




requires selected segment information in interim reports to shareholders. The statements are effective for financial statements for periods beginning after December 15, 1997. The Company has not completed its analysis of the impact of the statements.


                                FANSTEEL INC.                    Form 10-Q
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)     Page 9
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into two business segments: Industrial Tools and Metal Fabrications. Net sales and operating income for the second quarter and six months ended June 30, 1997 and 1996 for each of the Company's business segments are summarized below:

                               Second Quarter                Six Months
                             1997          1996          1997          1996

   Net Sales:

 Industrial Tools -

     Sales               $14,204,615   $14,429,118   $27,555,445   $28,489,949
     Intersegment sales            -             -             -          (239)
                          14,204,615    14,429,118    27,555,445    28,489,710

 Metal Fabrications -

     Sales                21,668,621    16,214,775    42,057,543    31,101,748
     Intersegment sales      (31,959)       (6,096)      (57,469)      (14,550)
                          21,636,662    16,208,679    42,000,074    31,087,198

                         $35,841,277   $30,637,797   $69,555,519   $59,576,908

   Operating Income:

    Industrial Tools     $   989,400   $   841,294   $ 1,814,785   $ 1,619,098

    Metal Fabrications     1,453,184       892,262     2,717,115     1,537,488

    Corporate                (16,459)      (11,965)      (27,469)      (27,049)

                         $ 2,426,125   $ 1,721,591   $ 4,504,431   $ 3,129,537





                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      Page 10


  The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "believes", "expects", "prospects", "estimated", "should", "may" or the negative thereof or other variations thereon or comparable terminology indicating the Company's expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, a number of which are identified in the discussion which follows. Other factors could also cause actual results to differ materially from expected results included in these statements.


Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

  Net sales for the second quarter of 1997 were $35,841,000, an increase of $5,203,000 or 17.0% from same quarter last year net sales of $30,638,000.

  Industrial Tools business segment net sales for the second quarter of 1997 totaled $14,205,000 compared to $14,429,000 for the same period of 1996, a decrease of $224,000 or 1.6%. Within the tungsten carbide cutting tools product line, insert sales declined while rotary tool sales remained flat. Reduced customer demand for standard products within the metalworking industry, increased competition, and consolidation of some manufacturers negatively impacted this product line. The wear part product line also decreased slightly due to reduced demand and stiffer competition. Construction tools experienced a decrease in sales as customer orders from foreign markets were not as strong as last year. These second quarter 1997 decreases were partially offset by increased coal mining tool shipments.

  Metal Fabrications business segment net sales for the second quarter of 1997 were $21,637,000, an increase of $5,428,000 or 33.5% from second quarter, 1996 net sales of $16,209,000. Powdered metal components, manufactured by American Sintered Technologies, Inc. (AST), acquired on July 31, 1996, added $2,823,000 to the 1997 second quarter sales. Shipments of forgings were up 15.9% from the prior year due to the continued strength of the commercial aircraft market. Growth of the forgings product line is expected for the near term as orders booked remain strong. Long-term prospects will depend on a steady build rate of new aircraft and sales of spare parts for the planes now being built. Aluminum and magnesium sand castings net sales increased 24.0% in the current quarter compared to last year, due to the strength of the aircraft market. While investment casting demand has been stable for engine components for the medium-duty truck industry, revenues increased 21.3% because of greater demand from a wider customer base in markets such as military ordnance and oil drilling. Wire formed product sales increased 16.9% from the same quarter last year as demand was strong in the outdoor products market. This increase in wire formed products sales was due not only to good economic conditions, but also to supplying a wider variety of parts to current customers.

  Cost of sales for the quarter ended June 30, 1997 was $29,196,000, an increase of $3,902,000 from the same quarter of 1996. Cost of sales as a percent of net sales, however, declined in the current quarter, from 82.6% in 1996 to 81.5% in 1997. The cost of sales dollar increase is related to the higher sales volume. Improvement in the cost of sales as a percentage of net sales is related to lower material costs, primarily for tungsten carbide in the Industrial Tools Segment. In addition, lower tooling and die costs as a percentage of sales were attained in the Metal Fabrications segment as more parts moved from development stage to the production cycle.

  Selling, general and administrative expenses for the current quarter were $4,219,000, compared to $3,622,000 for the second quarter of 1996, an increase of $597,000. This increase was due mainly to variable expenses, such as commissions, which increased with the larger sales volume. Selling, general and administrative expenses as a percent of net sales remained the same as second quarter, 1996 at 11.8%.

  Other income for the second quarter of 1997 totaled $150,000, a decrease of $52,000 from the same quarter of last year. Interest earned on investments in the current quarter was $171,000 compared to $242,000 for the same period in 1996. The acquisition of AST resulted in less cash available for investment in marketable securities in the current year.

  Net income for the quarter ended June 30, 1997 was $1,558,000 or $.18 per share, compared to $1,159,000 or $.13 per share for the same period of 1996, an increase of $399,000 or 34.4%. Net income as a percentage of net sales for the second quarter of 1997 was 4.3% compared to 3.8% for the second quarter of 1996.


Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

  Net sales for the first six months of 1997 were $69,556,000 compared to $59,577,000 for the first six months of 1996, an increase of $9,979,000 or 16.7%.

  Net sales for the Industrial Tools business segment for year-to-date 1997 were $27,555,000, a decrease of $935,000 or 3.3% from 1996 net sales of $28,490,000.
A number of factors have influenced the sales decrease in the tungsten carbide cutting tools product line. Lower tungsten carbide material prices have reduced the sales price per pound, specifically in the rotary tool market. Competition from foreign sources has increased. Some vertical integration has reduced the customer base. Compared to the first half of last year, the wear parts product line remained flat with decreased demand for die parts for the metalworking industry offset by growth in the nozzles and drilling compacts sold to the oil drilling industry. Construction tools sales for road planing and trenching also experienced a decrease as customer orders from foreign markets were not as strong as last year. These decreases in the first half of 1997 were partially offset by increased coal mining tool shipments.

  Metal Fabrications business segment net sales for the first half of 1997 were $42,000,000 compared to $31,087,000 for the first half of 1996, an increase of $10,913,000 or 35.1%. Powdered metal components, produced by American Sintered Technologies, Inc. (AST), added $5,279,000 to the first half of 1997. Sales of forgings were up 16.5% from the prior year due to the continued strength of the commercial aircraft market and growth achieved by participation in new programs. Strength of the forgings product line is expected for the near term due to orders received to date. Long-term prospects will depend on a steady build rate of new aircraft and sales of spare parts for the planes now being built. Aluminum and magnesium sand castings net sales increased 19.9% compared to last year, due to the strength of the aircraft markets. Investment castings revenues grew 23.7% with increases in the military ordnance and oil drilling markets coupled with steady demand for engine components for the medium-duty truck industry. Wire formed products reported its strongest ever first quarter sales performance contributing to the strong sales for the first half of the year. Demand was strong in most industries served, primarily in lawn and garden equipment, home products, agricultural equipment, and vending machine parts. This increase in wire formed products sales was due not only to good economic conditions, but also to supplying a wider variety of parts to current customers.

  Cost of sales for the six months ended June 30, 1997 totaled $56,884,000, an increase of $7,556,000 or 15.3% from the same period of 1996. Cost of sales as a percent of net sales for the first half of 1997 was 81.8% compared to 82.8% for the like period of 1996. Raw material costs decreased in the Industrial Tools segment. In addition, gross profit improved in the Metal Fabrication segment due to the higher volume having a positive impact on labor and outside processing costs per unit.

  Selling, general and administrative expenses were $8,167,000 for year-to-date 1997 compared to $7,119,000 for the same period of 1996, an increase of $1,048,000 or 14.7%. Variable selling expenses, including commissions, had the major impact on the dollar increase in selling, general and administrative expenses. Selling, general and administrative expenses as a percent of net sales for the first six months of 1997 were 11.7% compared to 12.0% for the first half of 1996. Increased sales volume, and the relationship to fixed expenses, was the primary reason for the decrease in expenses as a percent of net sales.

  Other income for 1997 of $267,000 decreased $179,000 from 1996 other income of $446,000. Interest earned on investments totaled $329,000 for the first six months of 1997, a decrease of $167,000 compared to the same period in 1996. The 1996 acquisition of AST resulted in less cash available for investment in marketable securities.

  Net income for the six months ended June 30, 1997 was $2,893,000 or $.34 per share. Net income for the same period of 1996 was $2,159,000 or $.25 per share. Net income as a percentage of net sales for the first half of 1997 was 4.2% compared to 3.6% for the first half of 1996.

  Inflation factors did not significantly affect the overall operations of the company.

  Backlog of orders at June 30, 1997 totaled $52,069,000, an increase of $13,346,000, or 34.5% from June 30, 1996, with most of the increase coming from the aircraft market within the Metal Fabrications business segment. Industrial Tools business segment backlog at June 30, 1997 was $7,076,000, a decline of 5.9% from one year ago. Tungsten carbide cutting tools backlog remained nearly the same with slight improvement in rotary tools, which was offset by a decline in the inserts. Wear parts product line backlog decreased due to reduced demand from the metalworking industry as a whole. Construction tools backlog declined due to a decrease of foreign orders in the first half of 1997 after experiencing a significant increase in foreign orders in the first half of last year. Metal Fabrications business segment backlog at June 30, 1997 was $44,993,000, an increase of $13,789,000 or 44.2% from the same date last year. Backlog related to the 1996 acquisition of AST, added $1,754,000. The forgings backlog increased $10,148,000, accounting for most of the Metal Fabrications segment backlog increase. Orders from commercial aircraft manufacturers have increased substantially in the first half of the year. Orders of patterns for sand castings backlog has declined from the past year as more jobs in-house moved from the development stage to the production stage, resulting in larger releases for sand castings from the backlog. Wire forming backlog remains strong with increased orders for outdoor products, agricultural equipment and parts for vending machines. Investment castings backlog continued to strengthen based on heavy demand from the medium-duty truck, military ordnance, and oil drilling industries.


Outlook

  Improvements in the Company's production processes, new product development, and investment in capital equipment, directed primarily at commercial markets, have increased opportunities for growth. The Company is seeking increased share of current markets, as well as new markets, through investment in operating units and acquisitions. The Company has utilized, and is constantly seeking, funding assistance on favorable terms from states and municipalities for expansion of production capabilities. Cost control programs remain active in all operating plans throughout the Company.

  The formerly defense-dependent operating units are continuing to place primary focus on becoming diversified suppliers to both military and commercial markets. Capital equipment investment has been emphasized and new production techniques employed to facilitate this transition. The Company is receiving benefits from these efforts as increased sales and orders have materialized.


Liquidity and Capital Resources

  Cash and cash equivalents amounted to $9,698,000 at June 30, 1997, an increase of $6,109,000 from December 31, 1996. Investing activities provided $4,260,000 as a $5,000,000 marketable security matured and was reinvested in interest-bearing cash equivalents. Investments in capital equipment totaled $523,000, in accordance with management's program to expand the operations of the Company. Operations provided $1,917,000 with net income, depreciation and amortization generating $2,893,000, $995,000 and $115,000 respectively. Accounts receivable increased $1,323,000 and inventories increased $1,150,000 as working capital needs were greater due to sales and production volume increases. Days outstanding and inventory turns have remained consistent with prior periods. In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

 Cash, cash equivalents and marketable securities on hand have been sufficient to date to meet the demands of increased working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, in anticipation of Company programs to expand current operations, possible future acquisitions, and reclamation and decommissioning costs for the Muskogee, Oklahoma plant, the Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues and insurance policies. Total unused lines of credit, including the revolving credit agreement, were $13.2 million as of June 30, 1997.

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. In the first quarter of 1997, the final reimbursements of $143,000 were received from the State of Mississippi Business Finance Corporation for the development loans for expansion of one of the Company's manufacturing facilities. All debt carried on the balance sheet is related to development loans obtained from various states.

  At June 30, 1997, the Company had $4,993,000 of non-current marketable securities, classified as held-to-maturity, invested in a U.S. Treasury Note. The non-current marketable securities had a fair value of $4,973,000 at June 30, 1997, and matures April 1, 1998.

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

  At June 30, 1997, the Company had reserves of $3.9 million for environmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. Prior to decommissioning, the Company will construct and expects to operate for approximately ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. The processing plant is intended to extract commercially valuable materials such as tantalum, columbium, scandium, and other rare earth and rare metal elements from the feedstock residues. Construction of the plant was approved by the Board of Directors in July 1997. The estimated cost of construction is $12 million. Construction is expected to be completed within a year, at which time residue processing is expected to start. In conjunction with construction of the processing plant, the Company will modify the wastewater treatment plant at the site and install a drainage system. A required amendment to the Company's NRC license and revision to its permit under the National Pollution Discharge Elimination System (NPDES) through the State of Oklahoma Discharge Elimination System (OKDES) were issued in March 1997.

  The reserve for discontinued operations reflects management's belief that the revenues from the extracted materials will at least equal the ultimate cost of construction and costs of processing, including estimated costs for disposal of waste generated by the process. There are a number of factors, however, that could cause actual results to differ from management's current expectations. Cost over-runs and/or start-up delays could occur in connection with plant construction. The estimated costs of residue processing were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Unforeseen production complications could cause processing costs to increase from current estimates. The annual recovery revenues are estimated to be in a range of $7,000,000 to $8,000,000. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time.

  Decommissioning would be comprised of construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation. In October, 1995 the NRC advised the Company that a decommissioning funding plan cost estimate based upon on-site disposal of most of the radioactive wastes at the site was appropriate to consider at that time. The NRC cautioned the Company, however, that an on-site containment cell may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's plan is sound. Such approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current NRC regulations and a provision of the Nuclear Waste Policy Act of 1982 requiring the Department of Energy to take title to certain "special sites" which may include the Company's site; however, there is no assurance that a plan providing for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

  The NRC's decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments, such as letters of credit. The NRC's October, 1995 letter requested the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. In March, 1996 the Company submitted a revised decommissioning plan and related decommissioning funding plan. The initial level of assurance for decommissioning is $4,456,000 provided through letters of credit. The amount does not include assurance for costs of construction or operation of the residue processing facility. This initial level of assurance, however, may be changed upon further review by the NRC. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

  Expenditures for environmental reclamation and decommissioning at the Muskogee site were $408,000 for the first six months of 1997. In addition, the Company expended $217,000 for design and engineering costs for the proposed processing plant. Costs which are expected to be incurred within the next year are included as plant shutdown costs in Accrued Liabilities. Costs expected to be incurred after one year are reflected on the balance sheet in Discontinued Operations as part of Other Liabilities. Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at June 30, 1997 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC's decommissioning funding assurance requirements, as long as on-site containment of radioactive wastes is ultimately acceptable to the appropriate regulatory agencies.

  The Company is involved in environmental remediation activities at sites in which it has been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws and at certain of its own plants, in addition to the Muskogee facility. Of the eleven additional known sites in which it is involved, the Company's participation in at least five sites is de minimis, and at one other site the Company is being vigorously defended by its insurance carriers. Of the five remaining sites, three are located at Company facilities, as to which the extent of contamination and required remediation has not yet been determined.

 The remaining land and buildings of the Company's former Precision Sheet Metal
(PSM) operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale at a cost of $1,189,000 at June 30, 1997. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Conditional approval has been granted by the appropriate agency for implementation of the environmental clean-up work plan. The initial stage of the work plan began in the second quarter of 1997. Management believes that proceeds from the sale of the property will be adequate to recover all costs, including expenditures to prepare the property for sale. The Company believes the reserves established for other costs associated with the close-down of PSM are adequate. A significant decline in real estate values in Los Angeles and/or identification of additional contamination on-site could require the reserves to be adjusted.

  The Company's Escast operation, located in Addison, Illinois and included in the Metal Fabrications business segment, has been named as a responsible party for the clean-up costs of certain hazardous wastes located on-site. A cost sharing agreement with the former owner of Escast is in place for any future clean-up costs. The clean-up process has begun at the site under an Illinois Environmental Protection Agency permit with total estimated costs of approximately $1.1 million. The Company believes the established reserves are adequate to cover its share of the clean-up costs based on the extent of contamination now known and the former owner meeting its obligation.

  The ultimate costs to the Company for the remediation of the sites in which the Company is involved cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Company's share of multi-party cleanups or the extent to which contribution will be available from other parties. The Company has established reserves for environmental remediation costs for these sites in amounts which it believes are probable and reasonably estimable. Although the ultimate outcome of pending environmental matters cannot be determined with certainty, management believes that any resulting liability, after considering existing reserves, will not have a material adverse effect on the consolidated financial position of the Company.

                                                                       Form 10-Q
                                                                       Page 17


                           PART II - OTHER INFORMATION



     Item 6.    Exhibits and Reports on Form 8-K

     b) On August 1, 1997, the company filed a Form 8-K pertaining to the change in control as the result of the death of its principal stockholder, Thomas Mellon Evans, on 7/17/97.


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



                                       Fansteel Inc.
                                       (Registrant)





Date -     8/12/97                    /S/ William D. Jarosz
                                          William D. Jarosz
                           Chairman, President and Chief Executive Officer









Date -      8/12/97                 /S/ R. Michael McEntee
                                        R. Michael McEntee
                             Vice President and Chief Financial Officer