Form 10-Q
period 1997-09-30
FANSTEEL INC
filed 1997-11-14
CIK 34471

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

     For the period ended              September 30, 1997

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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of October 31, 1997)


                       PART 1 - FINANCIAL INFORMATION               Form 10-Q
                       ITEM 1 - FINANCIAL STATEMENTS                Page 2
                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET

                                                     September 30,  December 31,
                                                         1997           1996

   ASSETS                                             (Unaudited)        *
   Current Assets
    Cash and cash equivalents (including securities
     purchased under agreement to resell of
     $7,391,000 in 1997 and $1,941,000 in 1996)      $ 8,547,172   $ 3,588,290
    Marketable securities                                297,318     5,173,804
    Accounts receivable - net                         19,835,339    18,700,927
    Inventories
     Raw material and supplies                         3,959,820     4,715,341
     Work-in-process                                  14,609,335    13,461,036
     Finished goods                                    7,002,714     6,423,995
                                                      25,571,869    24,600,372
     Less reserve to state certain
      inventories at LIFO cost                         7,083,466     7,083,466
                                                      18,488,403    17,516,906
    Other assets - current
     Deferred income taxes                             2,359,184     1,681,398
     Other                                             1,698,626     1,370,062
         Total current assets                         51,226,042    48,031,387
   Net Assets of Discontinued Operations               3,477,375     2,532,431
   Property, Plant and Equipment
    Land                                               1,421,641     1,421,641
    Buildings                                         10,677,989    10,559,942
    Machinery and equipment                           51,093,283    49,561,052
                                                      63,192,913    61,542,635
    Less accumulated depreciation                     48,607,008    47,236,179
                                                      14,585,905    14,306,456
   Other Assets
    Marketable securities                              4,995,261     4,989,159
    Prepaid pension asset                              7,593,107     7,697,238
    Deferred income taxes                                      -        30,277
    Property held for sale                             1,200,375     1,128,851
    Goodwill                                           3,185,852     3,358,580
    Other                                                 42,087        53,063
                                                      17,016,682    17,257,168

   Total Assets                                      $86,306,004   $82,127,442



                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                       PART 1 - FINANCIAL INFORMATION               Form 10-Q
                       ITEM 1 - FINANCIAL STATEMENTS                Page 3
                                  FANSTEEL INC.
                            CONSOLIDATED BALANCE SHEET   (Cont'd.)


                                                     September 30,  December 31,
                                                         1997           1996
                                                      (Unaudited)        *

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
    Accounts payable                                 $ 9,986,511   $ 9,913,437
    Accrued liabilities                               10,559,888     8,650,505
    Accrued income taxes                                 379,748       590,093
    Current maturities of long-term debt                 334,994       335,522
         Total current liabilities                    21,261,141    19,489,557
   Long-term Debt                                      1,643,818     1,779,057
   Other Liabilities
    Discontinued operations                            3,500,000     3,500,000
    Deferred income taxes                              2,564,002     2,074,811

         Total other liabilities                       6,064,002     5,574,811
   Shareholders' Equity
    Preferred stock without par value
     Authorized and unissued 1,000,000 shares                  -             -
    Common stock, par value $2.50
     Authorized 12,000,000 shares
     Issued and outstanding 8,598,858 shares          21,497,145    21,497,145
    Retained earnings                                 35,839,898    33,786,872
         Total shareholders' equity                   57,337,043    55,284,017

   Total Liabilities and Shareholders' Equity        $86,306,004   $82,127,442


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

                               FANSTEEL INC.                   Form 10-Q
                     CONSOLIDATED STATEMENT OF INCOME          Page 4
                                   (UNAUDITED)


                                                     For the Three Months Ended
                                                     September 30, September 30,
                                                         1997          1996

   Net sales                                         $ 34,039,581  $ 30,807,845

   Costs and expenses
    Cost of products sold                              31,108,688    25,464,472
    Selling, general and administrative                 4,191,015     3,628,099

                                                       35,299,703    29,092,571


   Operating (loss) income                             (1,260,122)    1,715,274

   Other income (expense)
    Interest income on investments                        183,058       201,375
    Interest expense                                      (21,912)      (11,892)
    Other                                                (105,247)      (37,785)

                                                           55,899       151,698


   (Loss) Income before income taxes                   (1,204,223)    1,866,972


   Income tax (benefit) provision                        (364,000)      753,000


   Net (loss) income                                 $   (840,223) $  1,113,972


   Weighted average number of common
    shares outstanding                                  8,598,858     8,598,858


   Net (loss) income per share
    (on average shares outstanding)                        ($0.10)        $0.13



   Dividends per common share                               $   -              -




                (See Notes to Consolidated Financial Statements)


                               FANSTEEL INC.                   Form 10-Q
                     CONSOLIDATED STATEMENT OF INCOME          Page 5
                                   (UNAUDITED)


                                                      For the Nine Months Ended
                                                     September 30, September 30,
                                                         1997          1996

   Net sales                                         $103,595,100  $ 90,384,753

   Costs and expenses
    Cost of products sold                              87,992,339    74,792,678
    Selling, general and administrative                12,358,452    10,747,264

                                                      100,350,791    85,539,942


   Operating income                                     3,244,309     4,844,811

   Other income (expense)
    Interest income on investments                        512,194       697,009
    Interest expense                                      (67,417)      (13,938)
    Other                                                (122,060)     ( 85,157)

                                                          322,717       597,914


   Income before income taxes                           3,567,026     5,442,725


   Income tax provision                                 1,514,000     2,170,000


   Net income                                        $  2,053,026  $  3,272,725


   Weighted average number of common
    shares outstanding                                  8,598,858     8,598,858


   Net income per share
    (on average shares outstanding)                         $0.24         $0.38



   Dividends per common share                               $   -         $    -






                (See Notes to Consolidated Financial Statements)


                              FANSTEEL INC.                      Form 10-Q
                 CONSOLIDATED STATEMENT OF CASH FLOWS            Page 6
                                   (UNAUDITED)

   FOR THE NINE MONTHS ENDED SEPTEMBER 30,                1997          1996
                                                       Increase (decrease) in
                                                      cash and cash equivalents

   Cash flows from operating activities:
     Net income                                      $ 2,053,026   $ 3,272,725
     Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
       Depreciation and amortization                   1,638,426     1,390,361
       Net pension charge                                104,131        11,607
       Deferred income tax (credit) charge              (158,318)      526,905
       Gain on sale of marketable securities                   -        (2,899)

       Changes in assets and liabilities:
        (Increase) in marketable securities             (129,616)     (131,057)
        (Increase) in accounts receivable               (685,718)   (4,310,354)
        (Increase) in inventories                       (136,997)   (2,188,215)
        (Increase) in other assets - current            (318,872)     (356,879)
        Increase in accounts payable and accruals        933,912       824,244
        (Decrease) in income taxes payable              (210,345)      (18,237)
        Decrease (increase) in other assets              636,544       (22,000)

     Net cash provided by (used in) operating
       activities                                      3,726,173    (1,003,799)

   Cash flows from investing activities:
     Acquisitions (Schulz in 1997 and American
      Sintered Technologies in 1996):
       Accounts receivable                              (448,694)     (820,490)
       Inventory                                        (834,500)     (345,363)
       Other assets - current                             (9,692)      (42,077)
       Property, plant and equipment                    (559,054)   (3,884,000)
       Goodwill                                                -    (3,454,540)
       Accounts payable and accrued liabilities          360,091       667,761
       Debt                                                    -       954,094
        Total acquisitions (Schulz in 1997 and
         American Sintered Technologies in 1996)      (1,491,849)   (6,924,615)
     Additions to property, plant and equipment       (1,188,893)   (1,565,789)
     Proceeds from sale of assets held for sale            2,800       597,255
     Design and engineering for processing plant        (944,944)     (696,939)
     Proceeds from disposition of marketable
       securities                                      5,000,000    14,753,135
     Investment in marketable securities                       -    (9,100,000)

     Net cash provided by (used in) investing
       activities                                      1,377,114    (2,936,953)




                              FANSTEEL INC.                      Form 10-Q
                 CONSOLIDATED STATEMENT OF CASH FLOWS (Cont'd.)  Page 7
                                   (UNAUDITED)



   FOR THE NINE MONTHS ENDED SEPTEMBER 30,                1997          1996
                                                       Increase (decrease) in
                                                      cash and cash equivalents

   Cash flows from financing activities:
     Proceeds from long-term debt                        143,404       758,396
     Payments of long-term debt                         (279,171)     (108,599)
     Principal payments for capital leases                (8,638)      (82,212)
     Dividends paid                                            -             -

     Net cash (used in) provided by
      financing activities                              (144,405)      567,585

   Net increase (decrease) in cash and cash
     equivalents                                       4,958,882    (3,373,167)

   Cash and cash equivalents at beginning of period    3,588,290     6,838,960

   Cash and cash equivalents at September 30         $ 8,547,172   $ 3,465,793


                (See Notes to Consolidated Financial Statements)

                                FANSTEEL INC.                    Form 10-Q
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Page 8
                                   (UNAUDITED)


Consolidated Financial Statements


  The consolidated balance sheet at September 30, 1997, the consolidated statements of income for the three months and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

  The third quarter 1997 results included a charge to cost of sales of $2,705,000, related primarily to the write-off of non-salable inventories at the sand casting operation within the Metal Fabrications business segment. Third quarter results also included a charge to selling expenses of $95,000 to terminate sales agent contracts for development parts which will not be put into production at the sand casting operation. Net of tax benefits, these charges totaled $1,818,000 or $.21 per share.

  The Company determines its securities to be "held-to-maturity" or "available-for-sale" securities, depending upon the applicable security. Marketable securities with a maturity date of one year or less at time of purchase are classified as current, and over one year maturity date at time of purchase are classified as non-current on the balance sheet.

  Securities classified as held-to-maturity at September 30, 1997 represent a U.S. Treasury Note with a maturity date of April 30, 1998. Amortized cost and fair value of this security at September 30, 1997 is $4,995,000 and $4,988,000, respectively.

 The Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues and insurance policies. Total unused lines of credit, including the revolving credit agreement, were $13.2 million as of September 30, 1997.

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

                                FANSTEEL INC.                    Form 10-Q
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Page 9
                                   (UNAUDITED)


  In June 1997, the FASB issued statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 131, which is applicable to public companies only, changes the reporting requirements for segment information in annual financial statements and also requires selected segment information in interim reports to shareholders. The statements are effective for financial statements for periods beginning after December 15, 1997. The Company has not completed its analysis of the impact of the statements.



                                FANSTEEL INC.                    Form 10-Q
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)     Page 10
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into two business segments: Industrial Tools and Metal Fabrications. Net sales and operating income for the third quarter and nine months ended September 30, 1997 and 1996 for each of the Company's business segments are summarized below:

                               Third Quarter                Nine Months
                             1997          1996          1997          1996

   Net Sales:

 Industrial Tools -

     Sales               $14,522,066   $13,459,358   $ 42,077,511  $41,949,307
     Intersegment sales         (823)            -           (823)        (239)
                          14,521,243    13,459,358     42,076,688   41,949,068

 Metal Fabrications -

     Sales                19,520,041    17,352,973     61,577,584   48,454,721
     Intersegment sales       (1,703)       (4,486)       (59,172)     (19,036)
                          19,518,338    17,348,487     61,518,412   48,435,685

                         $34,039,581   $30,807,845   $103,595,100  $90,384,753

Operating Income (Loss):

    Industrial Tools     $   999,630   $   794,420   $ 2,814,415   $ 2,413,518

    Metal Fabrications    (2,241,599)      935,290       475,516     2,472,778

    Corporate                (18,153)      (14,436)      (45,622)      (41,485)

                         $(1,260,122)  $ 1,715,274   $ 3,244,309   $ 4,844,811





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

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

  Net sales for the third quarter of 1997 totaled $34,040,000, an increase of $3,232,000 or 10.5% from third quarter, 1996 net sales of $30,808,000.

  Industrial Tools business segment net sales were $14,521,000 in the three months ended September 30, 1997, compared to $13,459,000 for the same period in 1996, an increase of $1,062,000 or 7.9%. Within the tungsten carbide cutting tools product line, rotary tool sales experienced a strong third quarter, accounting for most of the increase in this segment. Penetration into foreign and western United States markets, along with investment in additional machinery and equipment in this product line, have had a positive impact. Improved shipments of coal mining tools contributed to the current quarter increase. These sales gains were partially offset by decreases in insert sales within the cutting tool product line as well as slight declines in wear parts and construction tools sales. Reduced customer demand and stiffer competition have negatively impacted these product offerings.

  Metal Fabrications business segment net sales for the third quarter of 1997 were $19,518,000 compared to $17,348,000 for the third quarter of 1996, an increase of $2,170,000 or 12.5%. Powdered metal components, manufactured by American Sintered Technologies, Inc. (AST), acquired on July 31, 1996, added $2,387,000 to the 1997 third quarter sales compared to $1,536,000 for two months in the third quarter of 1996. Shipments of forgings were up 31.1% from the third quarter of 1996 due to the continued strength of the commercial aircraft market. Investment casting revenues increased 29.3% over third quarter 1996 because of greater demand from a wider customer base in markets such as military ordnance and oil drilling. Wire formed product sales increased 9.5% from the same quarter last year with the heavier demand coming from the outdoor products market. This increase was due not only to good economic conditions, but also to supplying a wider variety of parts to current customers. Net sales for aluminum and magnesium sand castings decreased 11.9% in the current quarter compared to last year due to significant rework required on parts which caused production bottlenecks and hindered shipments. The production problems encountered in the production of sand castings have resulted in non-salable inventory, which was written-off in the third quarter of 1997.

  Cost of goods sold for the third quarter of 1997 was $31,109,000, an increase of $5,645,000 or 22.2% over third quarter, 1996 cost of sales of $25,464,000.
A large portion of the increase is attributable to a charge to cost of sales of $2,705,000 in the third quarter of 1997, related primarily to the write-off of non-salable inventories at the sand casting operation. The remaining increase in cost of sales is due to higher production volume experienced by most of the
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q

                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 12


other operations and the addition of AST. Cost of goods sold as a percent of net sales increased from 82.7% in the third quarter of 1996 to 91.4% in the current quarter due primarily to the write-off of inventories in the sand casting operation. Excluding the unusual charge at the sand casting operation, third quarter, 1997 cost of goods sold as a percent of sales increased 0.7% to 83.4%.

  Selling, general and administrative expenses for the three months ended September 30, 1997 totaled $4,191,000 compared to $3,628,000 for the same period of 1996, an increase of $563,000 or 15.5%. Variable expenses, most notably commissions and the inclusion of expenses from AST, were primarily responsible for the dollar increase. Included in this increase are expenses of $95,000 to terminate sales agent contracts for development parts which will not be put into production at the sand casting operation at this time. Excluding this unusual charge, selling, general and administrative expenses increased 12.9% in the third quarter, 1997 over the same period of last year. Selling, general and administrative expenses as a percent of net sales increased from 11.8% for the third quarter of 1996 to 12.3% for the third quarter of 1997. Excluding the unusual charge, selling, general and administrative expenses as a percent of net sales were 12.0% in the third quarter of 1997.

  Other income for the quarter ended September 30, 1997 was $56,000 compared to $152,000 for the quarter ended September 30, 1996. This decrease is attributable to a decline in interest earned of $18,000, as there was less cash available for investment, an increase in write-offs for bad debts, and a non-recurring charge of $85,000 for a closed facility.

  Net loss for the quarter ended September 30, 1997 was $840,000, or $.10 per share, compared to net income of $1,114,000, or $.13 per share, for the same quarter of last year, a decrease of $1,954,000 or $.23 per share. The third quarter net loss included unusual charges, net of tax benefits, of $1,818,000 or $.21 per share, related primarily to the write-off of non-salable inventories at the sand casting operation. The unusual charge in the third quarter at the sand casting operation has diminished the positive trends of the other operating units. A restructuring of the sand casting operation management staff and manufacturing processes employed in the developmental stages for production of aircraft castings have occurred and are ongoing. Focus on production and inventory control, cost control, and customer service levels has been intensified in order to provide solutions to the production problems.


Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

  Net sales for the nine months ended September 30, 1997 were $103,595,000 compared to $90,385,000 for the same period of 1996, an increase of $13,210,000 or 14.6%.

  Net sales for the Industrial Tools business segment for year-to-date September 30, 1997 were $42,077,000, an increase of $128,000 or 0.3% from year-to-date
September 30, 1996 net sales of $41,949,000. Within the tungsten carbide cutting tools product line, sales of rotary tools strengthened in the third quarter after experiencing increased competition and vertical integration within the customer base in the first six months of the year. This rebound, due largely to increased production capacity from investment in machinery and equipment, allowed this product line to surpass last year's sales for the first time this year. Insert sales, also within the tungsten carbide cutting tools
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 13

product line, continue to decline compared to the prior year due to increased competition and lower customer demand for standard products in the metal working industry. The wear parts product line, also serving the metal working industry, is down slightly over the first nine months of last year. Coal mining tool shipments improved over last year due to increasing demand for high sulfur coal. After two slow quarters in 1997, construction tool sales picked up the pace in the third quarter, but fell short of last year's sales due partially to less orders from foreign markets.

  Metal Fabrications business segment net sales for the first nine months of 1997 were $61,518,000, an improvement of $13,082,000 or 27.0% over 1996 sales of
$48,436,000. Powdered metal components manufactured by AST, which was acquired in July, 1996, added revenues of $7,665,000 for nine months of sales in the current year versus $1,536,000 for two months of sales in 1996. Forgings product line net sales increased $3 million due to a combination of a strong commercial aircraft market and growth achieved from participation in new programs. Long-term growth in the market is dependent on a steady demand for new aircraft and spare parts. After a decline in the first three quarters of 1996, investment castings sales are up $2 million in the first nine months of 1997 due to increased demand in the military ordnance and oil drilling markets as well as for engine components for the medium-duty truck market. Wire forming product line net sales increased in the current year with growth in most markets served due to a stable economy as well as supplying a wider variety of parts to current customers. Net sales for sand castings increased 9.3% over last year based on the strength of the aircraft industry. Poor production performance in this operation in the third quarter of 1997 reduced the benefits from the strong aircraft market.

  Cost of goods sold for the nine months ended September 30, 1997 was $87,992,000 compared to $74,793,000 for the same period of 1996, an increase of
$13,199,000 or 17.7%.   Included in this increase is the third quarter, 1997
unusual charge of $2,705,000, due primarily to the write-off of non-salable inventories at the sand casting operation. The remaining increase is attributed to higher production volume experienced by most of the other operations and also to the July, 1996 acquisition of AST. Cost of goods sold as a percent of net sales at 84.9% was higher than the prior year's 82.7% due to the unusual charge at the sand casting operation. Excluding the unusual charge, cost of goods sold as a percent of sales for nine months decreased from 82.7% in 1996 to 82.3%.

  Selling, general and administrative expenses were $12,358,000 for the first nine months of 1997, an increase of $1,611,000 or 15.0% from the same period of 1996. Variable selling expenses, especially commissions, while increasing in dollar amount, were offset by increased sales volume. Selling, general and administrative expenses as a percent of net sales remained at 11.9% in the current year, the same as in 1996.

  Other income for the nine months ended September 30, 1997 was $323,000 compared to $598,000 for the same period of 1996, due primarily to a decrease in investment income. Income earned on investments in the current year was $512,000 compared to $697,000 in the prior year. The 1996 acquisition of AST resulted in less cash being available for investment in 1997. An increase in bad debt write-offs and a charge related to a closed facility also reduced other income.

  Net income for the first nine months of 1997 was $2,053,000 or $.24 per share, compared to $3,273,000 or $.38 per share for the same period of 1996, a decrease of $1,220,000 or $.14 per share. The results included unusual charges, net of tax benefits, of $1,818,000 or $.21 per share, related
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 14


primarily to the write-off of non-salable inventories within the sand casting operation. Net income as a percentage of sales decreased to 2.0% from 3.6% in 1996. The unusual charge in the third quarter at the sand casting operation has diminished the positive trends of the other operating units. A restructuring of the sand casting operation management staff and manufacturing processes employed in the developmental stages for production of aircraft castings have occurred and are ongoing. Focus on production and inventory control, cost control, and customer service levels has been intensified in order to provide solutions to the production problems.


  Order backlog at September 30, 1997 was $52,119,000 compared to $43,361,000 at September 30, 1996, an increase of $8,758,000 or 20.2%, with most of the increase coming from the aircraft market within the Metal Fabrications business segment. Backlog in the Industrial Tools business segment was $7,428,000 at September 30, 1997, an increase of $892,000 or 13.6% from the September 30, 1996 backlog of $6,536,000. A strong third quarter for orders of tungsten carbide rotary cutting tools was the primary reason for this increase. This product line has experienced excellent growth over the past several years, enhanced by the expansion into foreign markets during 1996 and increased production capacity in 1997. This increase was partially offset by a backlog decrease for cutting tool inserts and blades, which have been faced with increasing competition. Mining tools product line backlog increased for the first nine months of 1997, after a depressed backlog in 1996 when several coal mines closed. Construction tools backlog declined due in part to a decrease in foreign orders booked in the current year. Metal Fabrications business segment backlog at September 30, 1997 was $44,691,000 compared to $36,825,000 on the same date of 1996, an increase of $7,866,000 or 21.4%. Forgings product line backlog was up $5 million, a 27.8% increase from last year, as orders from commercial aircraft manufacturers continue to rise. Backlog of orders for sand castings and patterns increased 9.7% from September of 1996 primarily due to the strong aircraft market. Some of the increase is also due to the decrease in shipments in the third quarter due to the poor production performance at the sand casting operation. Wire forming backlog is up 45.4% in the current year with growth coming from outdoor products, agricultural equipment, and parts for vending machines. Investment castings backlog is up 22.6% from the prior year as demand continues to be heavy from the medium-duty truck, military ordnance and oil drilling industries. Backlog of powdered metal components, added with the July, 1996 AST acquisition, increased modestly over last year.


Outlook

  The continued high level of activity in the commercial aircraft market, combined with steady demand from other markets served such as automotive, lawn and garden, metalworking, oil drilling and military ordnance, is key in continuing operating profitability. Improvements in the Company's production processes, new product development, and investment in capital equipment, directed primarily at commercial markets, should increase opportunities for growth. The Company is seeking increased share of current markets, as well as new markets, through investment in operating units and acquisitions. The Company has utilized, and is constantly seeking, funding assistance on favorable terms from states and municipalities for expansion of production capabilities. Cost control programs remain active in all operating plans throughout the Company.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 15


Liquidity and Capital Resources

  Cash and cash equivalents amounted to $8,547,000 at September 30, 1997, an increase of $4,959,000 from December 31, 1996. Investing activities provided $1,377,000. A $5,000,000 marketable security matured and was reinvested in interest-bearing cash equivalents. On September 30, 1997, $1,500,000 was used to purchase Schulz Products, Incorporated, a precision machining facility which services the aerospace market. Investments in plant and equipment at operating locations totaled $1,189,000, in accordance with management's program to expand the operations of the Company. Design and engineering costs of $945,000 were incurred for the processing plant being built for decommissioning purposes in Muskogee, OK. Operations provided $3,726,000 with net income, depreciation and amortization generating $2,053,000, $1,466,000 and $173,000 respectively.

Accounts receivable increased $686,000 as working capital needs were greater due to higher sales and production volumes. Inventories increased $137,000 after the write-off of non-salable inventories at the sand casting operation. Days outstanding and inventory turns have remained consistent with prior periods.

  In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

  Cash, cash equivalents and marketable securities on hand have been sufficient to date to meet the demands of increased working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, in anticipation of Company programs to expand current operations, possible future acquisitions, and reclamation and decommissioning costs for the Muskogee, Oklahoma plant, the Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues and insurance policies. Total unused lines of credit, including the revolving credit agreement, were $13.2 million as of September 30, 1997.

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. In the first quarter of 1997, the final reimbursements of $143,000 were received from the State of Mississippi Business Finance Corporation for the development loans for expansion of one of the Company's manufacturing facilities. All of the Company's debt is related to development loans obtained from various states.

  At September 30, 1997, the Company had $4,995,000 of non-current marketable securities, classified as held-to-maturity, invested in a U.S. Treasury Note. The non-current marketable securities had a fair value of $4,988,000 at September 30, 1997, and mature April 30, 1998.

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


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 16


  At September 30, 1997, the Company had reserves of $3.9 million forenvironmental clean-up costs for discontinued operations. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. Prior to decommissioning, the Company will construct and expects to operate for approximately ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. The processing plant is intended to extract commercially valuable materials such as tantalum, columbium, scandium, and other rare earth and rare metal elements from the feedstock residues. Construction of the plant was approved by the Board of Directors in July, 1997. The estimated cost of construction is $12 million. Construction is expected to be completed within a year, at which time residue processing is expected to start. In conjunction with construction of the processing plant, the Company will modify the wastewater treatment plant at the site and install a drainage system. A required amendment to the Company's NRC license and revision to its permit under the National Pollution Discharge Elimination System (NPDES) through the State of Oklahoma Discharge Elimination System (OKDES) were issued in March, 1997.

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

  Decommissioning would be comprised of construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation. In October, 1995 the NRC advised the Company that a decommissioning funding plan cost estimate based upon on-site disposal of most of the radioactive wastes, which is essentially contaminated soils remaining after residue processing, was appropriate to consider at that time. The NRC cautioned the Company, however, that an on-site containment cell may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's plan is sound. Such approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current NRC regulations and a provision of the Nuclear Waste Policy Act of 1982 requiring the Department of Energy to take title to certain "special sites"

                      ITEM 2.  MANAGEMENT'S DISCUSSION A
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 17


which may include the Company's site; however, there is no assurance that a planproviding for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

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

  Expenditures for environmental reclamation and decommissioning at the Muskogee site were $63,000 for the first nine months of 1997. In addition, the Company expended $945,000 for design and engineering costs for the proposed processing plant. Costs which are expected to be incurred within the next year are included as plant shutdown costs in Accrued Liabilities. Costs expected to be incurred after one year are reflected on the balance sheet in Discontinued Operations as part of Other Liabilities. Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at September 30, 1997 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC's decommissioning funding assurance requirements, as long as on-site containment of radioactive wastes is ultimately acceptable to the appropriate regulatory agencies.

  The Company is involved in environmental remediation activities at sites in which it has been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state "superfund" laws and at certain of its own plants, in addition to the Muskogee facility. Of the eleven additional known sites in which it is involved, the Company's participation in at least five sites is de minimis, and at one other site the Company is being vigorously defended by its insurance carriers. Of the five remaining sites, three are located at Company facilities, as to which the extent of contamination and required remediation has not yet been determined. The Company has initiated an investigation of the environmental condition of all the facilities it currently owns, which is expected to include soil and groundwater testing, and which could indicate additional areas where remediation may be required.

 The remaining land and buildings of the Company's former Precision Sheet Metal
(PSM) operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale at a cost of $1,200,000 at September 30, 1997. The cost of preparing the property for sale, principally environmental

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        Page 18


clean-up, will be capitalized. Conditional approval has been granted by theappropriate agency for implementation of the environmental clean-up work plan. The initial stage of the work plan began in the second quarter of 1997. Management believes that proceeds from the sale of the property will be adequate to recover all costs, including expenditures to prepare the property for sale. A significant decline in real estate values in Los Angeles and/or identification of additional contamination on-site could require the reserves to be adjusted.

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

 The ultimate costs to the Company for the remediation of the sites in which the Company is involved cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative clean-up methods, the evolving nature of cleanup technologies and government regulations, and the inability to determine the Company's share of multi-party cleanups or the extent to which contribution will be available from other parties. The Company has established reserves for environmental remediation costs for the known sites in amounts which it believes are probable and reasonably estimable. Although the ultimate outcome of pending environmental matters cannot be determined with certainty, management believes that any resulting liability, after considering existing reserves, will not have a material adverse effect on the consolidated financial position of the Company.


                                                                       Form 10-Q
                                                                       Page 19

                           PART II - OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K

     b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.



                                                                       Form 10-Q
                                                                       Page 20







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Fansteel Inc.
                                       (Registrant)





Date -     11/12/97                   /S/ William D. Jarosz
                                          William D. Jarosz
                           Chairman, President and Chief Executive Officer








Date -     11/12/97                 /S/ R. Michael McEntee
                                        R. Michael McEntee
                             Vice President and Chief Financial Officer