Form 10-K405
period 1997-12-31
FANSTEEL INC
filed 1998-03-27
CIK 34471

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1997

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998 was $32,568,227.

                                    8,598,858
     (Number of shares of common stock outstanding as of February 27, 1998)

   Part III incorporates information by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 1998.

   The total number of pages in this Form 10-K is 51 with the exhibit index being on page 52.



                                       PART I


   ITEM 1 - BUSINESS

    (a) On September 30, 1997, the Company acquired all the assets and certain liabilities of Schulz Products, Inc. (Schulz) for the cash price of $1,865,986. The nature of the business of Schulz is the machining of aircraft components. While Schulz will operate from a separate facility, the operating management has been combined with our forging operation which also serves the aircraft/aerospace market.

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

                  The Precision Sheet Metal (PSM) plant in Los Angeles, California completed the phase-out of all operations during 1993. Identifiable assets of PSM included $1,250,000 for property and plant held for sale which are carried in Other Non-Current Assets at December 31, 1997.

    (b) Incorporated by reference from the Notes to Consolidated Financial Statements pages 32 through 46.

    (c)(1)(i) Fansteel is a specialty metals manufacturer of products for use in the metalworking; automotive; energy (coal mining, oil and gas drilling); military and commercial aircraft, aerospace and weapon systems; agricultural machinery; lawn and garden equipment; and plumbing and electrical hardware industries. The principal products of the Industrial Tools business segment include tungsten carbide cutting tools, milling tools, toolholding devices, mining tools and accessories, construction tools, and wear resistant parts. The principal products of the Metal Fabrications business segment include titanium, nickel base and alloy steel forgings; high integrity aluminum and magnesium sand mold castings; machined forgings and castings; carbon steel, stainless steel, brass and aluminum special wire forms and fasteners; brass, bronze and ferrous alloy investment castings; and ferrous and non-ferrous powdered metal components.

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

                                                          Consolidated Net Sales
                      Products         Business Segment   1997     1996     1995


                Tungsten carbide
                  cutting tools      Industrial Tools      27%      30%      31%
                Non-ferrous
                  forgings           Metal Fabrications    15       12       11
                Investment
                  castings           Metal Fabrications    10        9       12



     (c)(1)(ii) At this time, there are no new products in production or in the development stage at continuing operations that require investment of a material amount of the Company's assets. However, the Company is involved in substantial investment in design, engineering, equipment and start-up of a reclamation processing plant as discussed in Note 4 to the Consolidated Financial Statements contained in Item 8 hereof.

          (iii) The most important raw materials used by the Company are tungsten carbide powder, cobalt, titanium, magnesium, aluminum, iron, bronze, copper, stainless steel, and alloy steel. Prices of some of these raw materials have been volatile in recent years, and changes in raw material prices have had an impact on the Company's dollar sales volume. Several of the raw materials used, including cobalt, are purchased principally from foreign sources, many of them located in developing countries, and availability can be affected by political developments and trade restrictions, both domestic and foreign. The Company believes that the sources and availability of these materials are adequate for present needs, although spot shortages of certain raw materials may occur from time to time.

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


   ITEM 1 - BUSINESS   (Contd.)

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

    (c)(1)(viii)  The backlog of orders not shipped and believed to be firm as of the dates shown are set forth below (in thousands):


                                                        December 31,
                                                    1997      1996

                          Industrial Tools        $  7,880  $  6,317
                          Metal Fabrications        49,400    38,379

                                                  $ 57,280  $ 44,696


                  In the Industrial Tools segment, virtually all backlog is shipped in less than 12 months, generally within 3 months. In the Metal Fabrications segment, shipments are typically made between 1 and 24 months after an order is received. The Company believes that approximately 96% of the backlog at December 31, 1997 will be shipped before the end of 1998.

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

          (xii) The Company expensed $225,000 to continuing operations in 1997 for costs related to compliance with government environmental regulations. Capital expenditures in 1997 included $105,000 at the Wellman Dynamics facility in Creston, Iowa for a water collection system, and $65,000 at the American Sintered Technologies facility in Emporium, Pennsylvania for a dust collector and water cooling tower.

                  During 1997, the Company charged $150,000 for continuing operations against liabilities for environmental remediation established in previous years. In addition to the two sites included in the discontinued operations, the Company has a total of eight sites at other Company facilities where environmental remediation is ongoing or will be undertaken. Certain of these sites were identified as a result of environmental studies conducted by the Company during 1997 at all of its owned sites, including testing of soil and groundwater at selected sites as indicated by the environmental studies.

                  The remaining land and buildings of the Company's former Precision Sheet Metal (PSM) operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale at a cost of $1,250,000 at December 31, 1997. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Management believes that proceeds from the sale of the property will be adequate to recover its costs, including costs of preparing the property for sale. The Company believes the liabilities established for other costs associated with the close-down of PSM are adequate to cover such costs. A significant decline in real estate values in Los Angeles and/or identification of additional contamination on-site could require the liabilities to be adjusted.

                  The Company has also been notified that it is a potentially responsible party at five sites owned by third parties. The Company's participation at three sites is de minimis, and at two of the other sites the Company is being defended by its insurance carriers.

                  The Company has accrued for estimated environmental investigatory and noncapital remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior




   ITEM 1 - BUSINESS   (Contd.)

                  experience in remediation of contaminated sites. An additional provision of $6,900,000 was recorded in 1997 for the estimated potential exposure for such costs expected to be incurred in the future. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.

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

                  Prior to decommissioning, the Company will construct and operate for approximately ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which will materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company will modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would include construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

                  The Company has received an amendment to its current NRC license and a revision to its current wastewater discharge permit to allow for the construction and operation of the processing plant. Construction has begun on the processing plant which, when completed, will extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The estimated cost of construction is approximately $12 million. Residue processing is expected to start in the fourth quarter of 1998.

                  During 1997, the Company charged $318,000 for discontinued operations against liabilities for environmental remediation and decommissioning established in previous years. In addition, the Company expended $1,541,000 for design, engineering costs, and equipment for the processing plant.

   ITEM 1 - BUSINESS   (Contd.)

                  At December 31, 1997 and 1996, the Company had recorded liabilities of $10.8 million and $3.9 million, respectively, for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues described above. An additional provision for discontinued operations of


                  $7,100,000 was recorded in 1997 to increase the established liabilities for the estimated cost of additional studies which may be required by regulatory agencies, higher start-up costs, and potentially greater disposal costs after completion of the residue processing period, as well as, for cost estimates related to probable future environmental remediation at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

                    The estimated net costs of reclaiming and decommissioning
                  the first site during the residue processing period include estimated annual revenues of approximately $8 million per year over the ten year processing period and estimated annual operating costs, including depreciation, of approximately the same amount, related to residue processing. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time. The estimated costs of residue processing were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Unforeseen production complications could cause processing costs to increase from current estimates.

                    In October 1995 the NRC advised the Company that a
                  decommissioning funding plan cost estimate based upon on-site disposal of most of the radioactive wastes at the site was appropriate to consider. The NRC cautioned the Company, however, that on-site disposal may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. Such approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current and proposed NRC regulations and a provision of the Nuclear Waste Policy Act of 1982 requiring the Department of Energy to take title to certain "special sites" which may include the Company's site; however, there is no assurance that a plan providing for

   ITEM 1 - BUSINESS   (Contd.)

                  on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

                  The NRC decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs.


                  NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC October 1995 letter requested that the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. In March 1996, the Company submitted a revised decommissioning plan and related decommissioning funding plan. The initial level of assurance for decommissioning is $4,456,000 provided through letters of credit. The amount does not include assurance for costs of construction or operation of the residue processing facility. This initial level of assurance, however, may be changed upon further review by the NRC. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.


                  The ultimate costs to the Company for the remediation of the sites in which the Company is involved cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary clean-up, the varying costs of alternative clean-up methods, the evolving nature of clean-up technologies and government regulations, and the inability to determine the Company's share of multi-party clean-ups or the extent to which contribution will be available from other parties. The Company has established liabilities for environmental remediation costs in amounts which it believes are probable and reasonably estimable. Although the ultimate outcome of pending environmental matters cannot be determined with certainty, management believes that any resulting costs, after considering existing liabilities, will not have a material adverse effect on the consolidated financial position of the Company.

          (xiii)  The Company employed 1,127 persons as of December 31, 1997.

    (d) Net sales, income and identifiable assets of foreign operations and export sales are not significant. The Company considers the United States as one inseparable geographic area for its domestic operations.







   ITEM 2 - PROPERTIES


                  Manufacturing facility locations and corresponding square footage are as follows:

                                            Business           Square Feet
                  Location                  Segment       Owned   Leased  Total


                  Plantsville, Connecticut  Industrial    60,000       0  60,000
                                            Tools

                  Gulfport, Mississippi     Industrial    28,000       0  28,000
                                            Tools

                  Latrobe, Pennsylvania     Industrial    37,000       0  37,000
                                            Tools

                  Lexington, Kentucky       Industrial    98,000   1,900  99,900
                                            Tools

                  Los Angeles, California   Metal         48,000   5,000  53,000
                                            Fabrications

                  San Gabriel, California   Metal              0   9,000   9,000
                                            Fabrications

                  Sarasota, Florida         Metal          6,000       0   6,000
                                            Fabrications

                  Addison, Illinois         Metal              0  46,000  46,000
                                            Fabrications

                  Creston, Iowa             Metal        293,000       0 293,000
                                            Fabrications

                  Washington, Iowa          Metal         86,000       0  86,000
                                            Fabrications

                  Emporium, Pennsylvania    Metal         44,000       0  44,000
                                            Fabrications

   ITEM 2 - PROPERTIES  (Contd.)

                  All plants are well-maintained and in good operating order. The plants have sufficient capacity to meet present market requirements. All of the properties described above are fully utilized on a 1 or 2 shift basis, except the Lexington facility, which is operating at approximately 90% utilization.

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

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of 1997.



   EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

   Set forth below are the principal executive officers and directors of the
   Company:

                                                              Years of Service
                                                                           In
                          Position with the Company and      With       Present
    Name           Age    Principal Occupation               Fansteel   Position

    William D.     45     Director; Chairman of the Board,       5          3
    Jarosz                President and Chief Executive
                          Officer

    Edward P.      56     Director; Personal Investments         1          1
    Evans

    Betty B.       74     Director; Director of HBD             14         14
    Evans                 Industries, Inc.

    Robert S.      53     Director; Chairman and Chief           6          6
    Evans                 Executive Officer, Crane Co.;
                          Chairman and Chief Executive
                          Officer, Medusa Corp.

    Thomas M.      60     Director; Personal Investments        12         12
    Evans, Jr.

    Peter J.       48     Director; Kirkpatrick and              2          2
    Kalis                 Lockhart, LLP (Attorneys);
                          Chairman of the Management
                          Committee

    R. Michael     44     Vice President and Chief              18          7
    McEntee               Financial Officer

    Michael J.     45     Vice President, General Counsel       12         11
    Mocniak               and Secretary

    Jack S.        68     Director; Vice President and          13         13
    Petrik                Director (Retired), Turner
                          Broadcasting System, Inc.



   Additional information as to Directors of the Company is herein incorporated by reference to the information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders on May 20, 1998.



                                      PART II

   ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS


                  The New York Stock Exchange is the principal market upon which the shares of the Company are traded.

                  The number of shareholders of the Company as of February 27, 1998 were 811.

                  Per share stock market and dividend information for each quarter of the last two fiscal years are set forth below:

                                                                         Cash
                                                                       Dividends
                                               High          Low       Declared

                  1997:
                    First Quarter              $7 1/8       $6 1/8       $  -
                    Second Quarter              8 1/2        6 5/8          -
                    Third Quarter              10 3/16       7 5/16         -
                    Fourth Quarter             11            8 1/8          -


                  1996:
                    First Quarter              $8 1/4       $5 5/8       $  -
                    Second Quarter              7            5 3/4          -
                    Third Quarter               7            5 3/4          -
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



   ITEM 6 - SELECTED FINANCIAL DATA

   Selected financial data for the Company for the five year period ended December 31, 1997 are as follows:

                                           Years Ended December 31,
   (thousands of dollars
   except per share         1997       1996       1995       1994       1993
   data)
   Operating Results
    Net Sales             $140,194   $120,834  $ 102,598   $ 89,287   $ 89,387
    Income (Loss) from
       Continuing


         Operations         (2,508)     4,277      3,333      3,609      2,516
    (Loss) from Discon-
      tinued Operations     (5,856)         -          -          -     (1,676)
    Net Income (Loss)       (8,364)     4,277      3,333      3,609        906
    Per Share of Common
      Stock:
      Income (Loss) from
        Continuing
          Operations          (.29)       .50        .39        .42        .29
      (Loss) from
        Discontinued
          Operations          (.68)         -          -          -       (.19)
      Net Income (Loss)       (.97)       .50        .39        .42        .11
      Cash Dividends             -          -        .30        .40        .40
      Shareholders'
        Equity                5.46       6.43       5.93       5.83       5.82

   Financial Position
     Working capital      $ 35,126   $ 28,542   $ 21,862   $ 21,101   $ 36,321
     Net property, plant
       and equipment        14,665     14,306     10,220      9,364      9,661
     Total assets           88,832     82,127     74,530     72,881     73,291
     Long-term debt          1,600      1,779        298          -          -
     Shareholders'
      equity                46,920     55,284     51,023     50,172     50,083


   Other Data
     Common shares
       outstanding       8,598,858  8,598,858  8,598,858  8,598,858  8,598,858
     Number of
       shareholders            826        812        891      1,055      1,094
     Number of employees     1,127      1,031        911        867        799

   Number of shareholders consists of the approximate shareholders of record which include nominees and street name accounts.


   ITEM 6 - SELECTED FINANCIAL DATA

   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   (thousands of dollars except
   per share data)                 Mar. 31,    Jun. 30,    Sep. 30,    Dec. 31,
   1997
     Net sales                    $  33,714   $  35,841   $  34,040   $ 36,599
     Gross profit                     6,027       6,645       2,931      5,914
     Income (Loss) from
      Continuing Operations           1,335       1,558        (840)    (4,561)
     Net income (loss)                1,335       1,558        (840)   (10,417)
     Income (Loss) per common
       share from Continuing
        Operations                      .16         .18        (.10)      (.53)
     Net income (loss) per
   common     share                     .16         .18        (.10)     (1.21)

   1996
     Net sales                    $  28,939   $  30,638   $  30,808   $ 30,449
     Gross profit                     4,905       5,344       5,343      5,251
     Net income                       1,000       1,159       1,114      1,004
     Net income per common share        .12         .13         .13        .12




   The fourth quarter, 1997 loss from continuing operations included a charge, net of tax benefit, for environmental remediation of $5,589,000 or $.65 per share. The fourth quarter, 1997 net loss included a charge for additional environmental remediation of $5,856,000 or $.68 per share for discontinued operations.


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

   Results of Operations - 1997 Compared to 1996

    Net sales for the year ended December 31, 1997 were $140,194,000, an increase of $19,360,000 or 16.0% from 1996 net sales of $120,834,000.

    Industrial Tools business segment net sales were $56,291,000 in 1997 compared to $54,068,000 in 1996, an increase of $2,223,000 or 4.1%. Within the tungsten carbide cutting tools product line, sales of rotary tools strengthened in the last half of the year after experiencing increased competition from other manufacturers and vertical integration within the customer base in the first six months of the year. This rebound was due largely to increased production capacity which improved our ability to meet customer delivery demands and increase stock availability. Continued investment in machinery and equipment, as well as plant expansion, facilitated a significant increase in production capacity. Insert sales, also within the tungsten carbide cutting tools product line, declined compared to the prior year due to lower customer demand for our standard products in the metal working industry. Wear parts sales, also serving the metal working industry, were up slightly over last year. Coal mining tool shipments improved over last year, especially in the last six months, due to increasing demand for high sulfur coal. After improved sales in 1996, construction tools declined in the current year as sales to foreign markets were lower and penetration into domestic markets showed little progress.

    Metal Fabrications business segment net sales for 1997 were $83,903,000 compared to $66,766,000 for 1996, an increase of $17,137,000 or 25.7%.
   Powdered metal components manufactured by AST, which was acquired in July, 1996, added revenues of $10,326,000 for twelve months of sales in the current year versus $3,737,000 for five months of sales in 1996. Net sales increased $5.0 million in the forgings product line due to the strong commercial aircraft market. Investment castings sales grew by $2.6 million in 1997 due to increased demand in the military ordnance and oil drilling markets as well as continued strong demand for engine components for the medium-duty truck market. Wire forming product line net sales increased in the current year by $1.8 million due to a stable economy as well as to supplying a greater variety of parts to current customers. Net sales for sand castings increased slightly over 1996. While the market for aircraft parts and components continued strong throughout 1997, manufacturing performance problems developed that substantially increased operating cost at the sand casting facility.

     Cost of goods sold for the year ended December 31, 1997 was $118,677,000 compared to $99,991,000 for 1996, an increase of $18,686,000 or 18.7%.
   Included in this increase is the third quarter, 1997 unusual charge, which was due primarily to the write-off of non-salable inventories of $2,705,000, at the sand casting operation. The remaining increase is attributed to higher production volume experienced by most of the other operations and also to the July, 1996 acquisition of AST and September, 1997 acquisition of Schulz Products, Inc. (Schulz). Cost of goods sold as a percent of net sales at 84.7% was higher than the prior year's 82.8% due to the unusual charge at the sand casting operation. Excluding the unusual charge, cost of goods sold as a percent of sales was 82.7%, a slight decrease compared to 1996.

     Selling, general and administrative expenses were $16,508,000 for 1997, an increase of $2,007,000 or 13.8% from the same period of 1996. Variable selling expenses, most notably commissions, increased in dollar amount, but were offset by increased sales volume. Selling, general and administrative expenses as a percent of net sales decreased to 11.8% in the current year versus 12.0% in 1996.

     Environmental remediation charges for continuing operations were $6,900,000 for 1997. The Company accrued for certain environmental investigatory and noncapital remediation costs after completing initial environmental studies at all sites owned by the Company and testing soil and groundwater at selected sites as indicated by the environmental studies. The environmental studies were undertaken after implementing a new comprehensive environmental policy and hiring staff to support these efforts in 1997.

     Operating loss for the year ended December 31, 1997 was $1,892,000 compared to operating income of $6,342,000 in 1996, a decrease of $8,234,000. The significant factors in this decrease are the fourth quarter, 1997 provision of $6,900,000 for environmental remediation and the third quarter, 1997 unusual charge of $2,800,000 relating primarily to the write-off of non-salable inventories at the sand casting operation. Excluding the environmental remediation provision and the unusual charge, operating income as a percentage of net sales was 5.6% in 1997 compared to 5.3% in 1996. Industrial Tools business segment operating income for 1997 was $3,860,000, an increase of $808,000 from the prior year. Increased sales volume in 1997 had a beneficial effect on operating income in this segment. Metal Fabrications business segment operating income for 1997 was $1,217,000, a decrease of $2,134,000 from 1996, which was related to the unusual charge at the sand casting operation.

     Other income for the year ended December 31, 1997 was $261,000 compared to $711,000 for the same period of 1996. Income earned on investments was $681,000, which was $183,000 less than the prior year. The July, 1996 acquisition of AST and the September, 1997 acquisition of Schulz resulted in less cash being available for investment in 1997. A $246,000 increase in bad debt expense over last year and an $85,000 charge related to a closed facility also reduced other income.

     Loss from continuing operations for the year ended December 31, 1997 was $2,508,000 or $.29 per share, compared to income from continuing operations of $4,277,000 or $.50 per share in 1996. The 1997 results included environmental remediation charges, net of tax benefits, of $5,589,000 or $.65 per share and unusual charges, net of tax benefits, of $1,818,000 or $.21 per share, related primarily to the write-off of non-salable inventories within the sand casting operation. The unusual charge in the third quarter at the sand casting operation diminished the positive trends of the other operating units. A reorganization of the sand casting operation management staff and restructuring of manufacturing processes employed in the developmental stages for production of aircraft castings have been implemented and refinements are ongoing. Focus on production and inventory control, cost control, and customer service levels has been intensified in order to provide solutions to the production problems.

     Loss from discontinued operations of $5,856,000 or $.68 per share in 1997 represents an additional provision of $7,100,000, less tax benefit of $1,244,000, to increase the established liabilities for the estimated cost of environmental remediation and decommissioning at Metal Products business segment sites. The additional estimated costs include additional studies which may be required by regulatory agencies, higher start-up costs, and potentially greater disposal costs after completion of the residue processing period at the primary site, as well as, probable future environmental remediation at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

     Net loss for the year ended December 31, 1997 was $8,364,000 or $.97 per share, compared to net income of $4,277,000 or $.50 per share for the year ended December 31, 1996. The fourth quarter, 1997 provisions for environmental remediation cost estimates in 1997 at continuing and discontinued operations, net of tax benefits, of $11,445,000 or $1.33 per share and the third quarter, 1997 unusual charges, net of tax benefits, of $1,818,000 or $.21 per share, related to write-off of non-salable inventory at the sand casting operation resulted in the significant change in 1997 from 1996.

     Order backlog at December 31, 1997 was $57,280,000 compared to $44,696,000 at December 31, 1996, an increase of $12,584,000 or 28.2%. Backlog in the Industrial Tools business segment was $7,880,000 at December 31, 1997, an increase of $1,563,000 or 24.7% from the December 31, 1996 backlog of $6,317,000. Nearly all of this increase is attributed to orders of tungsten carbide rotary cutting tools, which has experienced excellent growth over the past several years. This product line has been enhanced by increased production capacity in 1997. A backlog decrease for cutting tool inserts and blades, which have encountered increasing competition, slightly reduced the overall increase in the cutting tool product line. The wear parts product line was down from the prior year due to reduced demand from the metalworking industry. The mining tools backlog increased in the current year after a depressed backlog in 1996 due to several coal mine closings. Construction tools backlog declined as orders were soft in the last quarter of the year. Metal Fabrications business segment backlog at December 31, 1997 was $49,400,000 compared to $38,379,000 on the same date of 1996, an increase of $11,021,000 or 28.7%. The forgings backlog increased $3.6 million as orders from commercial aircraft manufacturers continue to rise. Backlog of orders for sand castings and patterns increased $3.5 million from 1996 also due to the strong aircraft market. Delayed shipments, due to the poor production performance at the sand casting operation, caused some of the increase in the backlog. Wire forming backlog increased $1.0 million in the current year, with growth coming from lawn and garden equipment, agricultural equipment, and vending machines. Investment castings backlog is up 9.1% from the prior year as demand continues to be heavy from the medium-duty truck, military ordnance and oil drilling industries. Backlog of powdered metal components, added with the July, 1996 AST acquisition, increased 18.9% over the prior year. Schulz Products, Inc., added $2.3 million for machined products to the backlog at December 31, 1997.

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

     Industrial Tools business segment net sales for 1996 were $54,068,000 compared to $50,069,000 for 1995, an increase of $3,999,000 or 8%. Sales of tungsten carbide cutting tools product line increased primarily due to growth in the metalworking markets. The strategic locations of warehouses, along with quality parts, enabled the Company to service its customers' growing demands. Stiff price competition had a negative effect on standard product sales within the tungsten carbide cutting tool line. Efforts were concentrated on supplying parts specialized to customers' requirements. After a sluggish year in 1995, the construction tools product line experienced an increase in 1996 due to product improvement and new marketing strategies, including increased consignment of product to customers. Mining tools product line registered a moderate decline in 1996 as several mines closed due to reduced demand for high sulfur coal. The wear parts product line was down slightly from 1995, with gains in die related parts offset by lower sales in nozzles and compacts used extensively for oil drilling.

   Metal Fabrications business segment net sales for the year ended December 31, 1996 were $66,766,000, an increase of $14,237,000 or 27% over 1995 net sales of $52,529,000. Powdered metal components, manufactured by American Sintered Technologies, Inc. (AST), acquired on July 31, 1996, added $3,737,000 in 1996. The operations serving aircraft manufacturers benefited from a steadily improving market. Forgings product line revenues were significantly ahead of the 1995 pace due to a combination of price increases and parts for new programs. Sale price increases were initiated in 1996 to offset raw material price increases. New programs were attained through aggressive pursuit of business within core markets, including commercial aircraft components for Boeing and McDonnell Douglas, and structural parts for the F-22 military
   aircraft.   Forgings sold to the medical field also improved as customers gained market share on a global basis. Additional forging sales were realized with a greater utilization of material such as steel, aluminum, and nickel-based metals, whereas product shipped in 1995 was concentrated more in the use of titanium. Sand casting product lines increased over 1995 due to an improved aircraft market. Marketing and sales efforts, specifically adding sales agents to promote wider coverage of territories, along with an emphasis on commercial programs, had a positive effect. Patterns for sand castings showed a significant increase as several new programs were secured. These new programs include aircraft structural components, helicopter parts, and aircraft engines. Sales of wire formed products were up in 1996, largely in lawn and garden equipment and vending machine parts. This increase in 1996 was due to the growth in most markets served as well as penetration into new applications. Sales of investment castings decreased in 1996 as customers implemented tighter inventory controls, and price competition caused the loss early in 1996 of several contracts in the firearms, construction, and automotive industries. However, sales were definitely in an upward trend over the last four months of 1996, as some previously terminated contracts were reactivated.

     Cost of products sold for the year ended December 31, 1996 was $99,991,000, compared to $84,952,000 for the same period of 1995, which was an increase of $15,039,000 or 18%. Cost of sales as a percent of net sales for the year ended December 31, 1996 was 82.8%, the same percentage as 1995. Material, labor, and overhead components of 1996 costs decreased in relation to net sales due to greater production volumes and some price increases. However, these favorable changes were partially offset by a greater amount of tooling, patterns, and die costs, which were primarily related to the development of new parts in the Metal Fabrications segment. Cost of products sold for 1995 included an unusual workers' compensation expense of $250,000. Cost of sales as a percent of net sales before unusual items was 82.6% for 1995.

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

     Other income for the year ended December 31, 1996 was $711,000, a decrease of $368,000 from 1995 other income of $1,079,000. Interest earned, principally on marketable securities, for 1996 was $877,000, a decrease of $352,000 from 1995. This decrease in interest was due mainly to the use of marketable securities for the cash purchase of AST.

     Net income for the year ended December 31, 1996 was $4,277,000 or $.50 per share, compared to $3,333,000 or $.39 per share for the year ended December 31, 1995.

        Backlog of orders at December 31, 1996 was $44,696,000, compared to $31,908,000 at December 31, 1995, an increase of $12,788,000 or 40% with most of the increase coming from the aircraft industry within the Metal Fabrications segment. The backlog for the Industrial Tools business segment was $6,317,000 at December 31, 1996, an increase of $120,000 from 1995. The majority of the change was within the tungsten carbide cutting tool product line. Cutting tools used by the automotive and aerospace industries showed the most improvement. Mining tools product line backlog decreased as the reduced demand for high sulfur coal caused several coal mines to close. The construction tools product line backlog decreased partially due to a slowdown in foreign orders. The wear parts product line backlog for 1996 remained the same as 1995. Metal Fabrications business segment backlog at December 31, 1996 was $38,379,000, an increase of $12,668,000 from December 31, 1995.
   Backlog for powdered metal components product line, related to the AST acquisition in 1996, added $1,366,000 to the backlog. The forgings product line backlog nearly doubled, adding $9,671,000 over 1995. Orders for several new commercial and military programs were received in 1996. Backlog in this product line has also been increased by customers placing orders farther in advance due to long lead times for raw material supply. Product lines utilizing the sand casting process added $1,231,000 to the December 31, 1996 backlog, with an increased backlog for sand patterns indicating continued demand for new sand castings. Wire forming experienced an increase in backlog at year end in comparison to December 31, 1995 with growth in most industries served and expansion into components used in vending machines. Investment castings product line backlog started off slow in 1996 with the fourth quarter improving enough to bring the year end backlog in line with


   1995.

   Outlook

        A continued high level of activity in the commercial aircraft market, combined with steady demand from other markets served such as automotive, lawn and garden, metalworking, oil drilling and military ordnance, is key in continuing operating profitability. Improvements in the Company's production processes, new product development, and investment in capital equipment, directed primarily at commercial markets, should increase opportunities for growth. The Company is seeking increased share of current markets, as well as new markets, through investment in operating units and acquisitions. The Company has utilized, and is constantly seeking, funding assistance on favorable terms from states and municipalities for expansion of production capabilities. Cost control programs remain active in all operating plans throughout the Company.


   Liquidity and Capital Resources

     Cash and cash equivalents amounted to $8,038,000 at December 31, 1997, an increase of $4,450,000 from December 31, 1996. Proceeds of $5,000,000 from a matured marketable security were reinvested in interest-bearing cash equivalents. On September 30, 1997, $1,866,000 was used to purchase Schulz Products, Incorporated (Schulz), a precision machining facility which services the aerospace market. Investments in plant and equipment at operating locations totaled $1,728,000, in accordance with management's program to expand the operations of the Company. Design, engineering, and equipment costs of $1,541,000 were incurred for the processing plant being built for reclamation and decommissioning purposes in Muskogee, OK. Operations provided $4,782,000 of cash. The net loss and deferred income tax credit used $8,364,000 and $2,286,000, respectively, which included non-cash deductions of $14,000,000 for environmental remediation and deferred tax benefits of $2,555,000. Depreciation and amortization provided $1,926,000 and $230,000, respectively. Accounts receivable and accounts payable increased $2,434,000 and $2,750,000, respectively, as working capital needs were greater due to higher sales and production volumes. Inventories increased $974,000 after the write-off of non-salable inventories at the sand casting operation. Days outstanding and inventory turns have remained consistent with prior periods.

     In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

     Cash, cash equivalents and marketable securities on hand have been sufficient to date to meet the demands of increased working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, in anticipation of Company programs to expand current operations, possible future acquisitions, and reclamation and decommissioning costs for the Muskogee, Oklahoma plant, the Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues and insurance policies. Total unused lines of credit, including the revolving credit agreement, were $13.2 million as of December 31, 1997.

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

    At December 31, 1997, the Company had $4,997,000 of current marketable securities, classified as held-to-maturity, invested in a U.S. Treasury Note. The current marketable securities had a fair value of $4,992,000 at December 31, 1997, and mature April 30, 1998.

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

    Prior to decommissioning, the Company will construct and operate for approximately ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which will materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company will modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would include construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

     The Company has received an amendment to its current NRC license and a revision to its current wastewater discharge permit to allow for the construction and operation of the processing plant. Construction has begun on the processing plant which, when completed, will extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The estimated cost of construction is approximately $12 million. Residue processing is expected to start in the first quarter of 1999.

     At December 31, 1997 and 1996, the Company had recorded liabilities of $10.8 million and $3.9 million, respectively, for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after approximately ten years of processing the residues described above. An additional provision for discontinued operations of $7,100,000 was recorded in 1997 to increase the established liabilities for the estimated cost of additional studies which may be required by regulatory agencies, higher start-up costs, and potentially greater disposal costs after completion of the residue processing period, as well as for cost estimates related to probable future environmental remediation at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

     The estimated net costs of reclaiming and decommissioning the first site during the residue processing period include estimated annual revenues of approximately $8 million per year over the ten year processing period and estimated annual operating costs, including depreciation, of approximately the same amount, related to residue processing. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time. The estimated costs of residue processing were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Unforeseen production complications could cause processing costs to increase from current estimates.

     In October 1995 the NRC advised the Company that a decommissioning funding plan cost estimate based upon on-site disposal of most of the radioactive wastes at the site was appropriate to consider. The NRC cautioned the Company, however, that on-site disposal may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. Such approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current and proposed NRC regulations and a provision of the Nuclear Waste Policy Act of 1982 requiring the Department of Energy to take title to certain "special sites" which may include the Company's site; however, there is no assurance that a plan providing for on-site containment will ultimately be approved.
   Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

     The NRC decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC October 1995 letter requested that the Company submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. In March 1996, the Company submitted a revised decommissioning plan and related decommissioning funding plan. The initial level of assurance for decommissioning is $4,456,000 provided through letters of credit. The amount does not include assurance for costs of construction or operation of the residue processing facility. This initial level of assurance, however, may be changed upon further review by the NRC. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

    In addition to the two sites included in the discontinued operations, the Company has a total of eight sites at other Company facilities where environmental remediation is ongoing or will be undertaken. Certain of these sites were identified as a result of environmental studies conducted by the Company during 1997 at all of its owned sites, including testing of soil and groundwater at selected sites as indicated by the environmental studies.

    The remaining land and buildings of the Company's former Precision Sheet


   Metal (PSM) operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale at a cost of $1,250,000 at December 31, 1997. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Management believes that proceeds from the sale of the property will be adequate to recover its costs, including costs of preparing the property for sale. The Company believes the liabilities established for other costs associated with the close-down of PSM are adequate to cover such costs. A significant decline in real estate values in Los Angeles and/or identification of additional contamination on-site could require the liabilities to be adjusted.

   The Company has also been notified that it is a potentially responsible party at five sites owned by third parties. The Company's participation at three sites is de minimis, and at two other sites the Company is being defended by its insurance carriers.

     The Company has accrued for estimated environmental investigatory and noncapital remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. An additional provision of $6,900,000 was recorded in 1997 for the estimated potential exposure for such costs expected to be incurred in the future. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.

   Impact of Year 2000

   Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $1 million, which includes $690,000 for leasing new software and upgrades to existing computer equipment, most of which would have been done through normal operations of the information systems.

    The project is estimated to be completed not later than March 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.
   The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

    The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.










                           REPORT OF INDEPENDENT AUDITORS


   To the Board of Directors and Shareholders of Fansteel Inc.:

   We have audited the accompanying consolidated balance sheets of Fansteel Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of Fansteel Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fansteel Inc. at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




   \s\ Ernst & Young
   Chicago, Illinois


   March 10, 1998



   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CONSOLIDATED STATEMENT OF OPERATIONS

                                         For the Years Ended December 31,
                                          1997           1996           1995

   Net Sales                         $140,194,075   $120,833,831   $102,597,754
   Cost and Expenses
     Cost of products sold            118,677,180     99,990,541     84,951,756
     Selling, general and
       administrative                  16,508,472     14,500,746     13,210,850
     Environmental remediation          6,900,000              -              -
                                      142,085,652    114,491,287     98,162,606

   Operating Income (Loss)             (1,891,577)     6,342,544      4,435,148

   Other Income (Expense)
     Interest income on investments       681,157        864,569      1,215,883
     Interest expense                     (88,780)       (34,409)        (3,521)
     Other                               (331,397)      (119,276)      (133,579)
                                          260,980        710,884      1,078,783
   Income (Loss) from Continuing
   Operations Before Income Taxes      (1,630,597)     7,053,428      5,513,931

   Income Tax Provision                   877,000      2,776,000     2,181,000
   Income (Loss) from Continuing
     Operations                        (2,507,597)     4,277,428     3,332,931
   (Loss)from Discontinued
     Operations                        (5,856,000)            -               -

   Net Income (Loss)                 $ (8,363,597)  $  4,277,428   $  3,332,931

   Income (Loss) Per Common Share
     Continuing operations                  $(.29)          $.50           $.39
     Discontinued operations                $(.68)          $  -           $  -

     Net Income (loss)                      $(.97)          $.50           $.39






                  See Notes to Consolidated Financial Statements.


   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                             CONSOLIDATED BALANCE SHEET

                                                         At December 31,
                                                        1997           1996
    ASSETS
    Current Assets
      Cash and cash equivalents                     $  8,038,229   $  3,588,290
      Marketable securities                            5,041,196      5,173,804
      Accounts receivable, less allowance of


        $280,000 in 1997 and $276,000 in 1996         21,782,872     18,700,927
      Inventories
        Raw material and supplies                      3,815,376      4,715,341
        Work-in-process                               15,306,393     13,461,036
        Finished goods                                 7,273,625      6,423,995
                                                      26,395,394     24,600,372
        Less:
          Reserve to state certain inventories at
            LIFO cost                                  6,931,677      7,083,466
            Total inventories                         19,463,717     17,516,906
      Other assets - current
        Deferred income taxes                          2,279,162      1,681,398
        Other                                          1,576,333      1,370,062
    Total Current Assets                              58,181,509     48,031,387
    Net Assets of Discontinued Operations              4,073,442      2,532,431
    Property, Plant and Equipment
      Land                                             1,421,641      1,421,641
      Buildings                                       10,802,718     10,559,942
      Machinery and equipment                         51,293,733     49,561,052
                                                      63,518,092     61,542,635
      Less accumulated depreciation                   48,853,529     47,236,179
        Net Property, Plant and Equipment             14,664,563     14,306,456
    Other Assets
      Marketable securities                                    -      4,989,159
      Prepaid pension asset                            7,493,212      7,697,238
      Deferred income taxes                                    -         30,277
      Property held for sale                           1,249,692      1,128,851
      Goodwill                                         3,128,276      3,358,580
      Other                                               41,721         53,063
        Total Other Assets                            11,912,901     17,257,168

                                                    $ 88,832,415   $ 82,127,442





   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                        CONSOLIDATED BALANCE SHEET (Contd.)

                                                         At December 31,
                                                        1997           1996
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities
      Accounts payable                              $ 10,678,303   $  9,913,437
      Accrued liabilities                             11,553,266      8,650,505
      Income taxes                                       501,745        590,093
      Current maturities of long-term debt               322,499        335,522
        Total Current Liabilities                     23,055,813     19,489,557
    Long-term Debt                                     1,599,962      1,779,057
    Other Liabilities
      Discontinued operations and environmental
       remediation                                    16,900,000      3,500,000
      Deferred income taxes                              356,220      2,074,811
          Total Other Liabilities                     17,256,220      5,574,811
    Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                -              -
      Common stock, par value $2.50
       Authorized 12,000,000 shares; issued and


        outstanding 8,598,858 shares                  21,497,145     21,497,145
      Retained earnings                               25,423,275     33,786,872
          Total Shareholders' Equity                  46,920,420     55,284,017

                                                    $ 88,832,415   $ 82,127,442

             See Notes to Consolidated Financial Statements.


   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)


                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                            For the Years Ended December 31,
                                            1997          1996          1995

    Cash Flows From Operating
    Activities
      Net income (loss)                $ (8,363,597) $  4,277,428  $  3,332,931
      Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Depreciation and amortization      2,155,974     1,933,166     1,998,557
       Provision for environmental
        remediation & discontinued
         operations                      14,000,000             -             -
       Net pension charge                   204,026        12,570       232,933
       Deferred income tax (credit)
        charge                           (2,286,078)      667,702       887,580
       Gain from disposals of
        property, plant and equipment             -             -        (7,750)
       Gain on sale of marketable
        securities                                -        (2,899)            -
       Change in assets and
        liabilities:
        Decrease (increase) in
         marketable securities              121,767      (147,702)     (289,093)
        (Increase) in accounts
         receivable                      (2,433,940)   (3,557,360)   (1,257,235)
        (Increase) in inventories          (974,196)   (2,664,065)   (1,734,758)
        (Increase) in other
         assets - current                  (193,753)     (325,909)      (52,597)
        Increase (decrease) in
         accounts payable and accrued
         liabilities                      2,750,059      (309,505)     (520,087)
        (Decrease) increase in income
         taxes payable                      (88,348)     (104,154)      636,766
        (Increase) decrease in other
         assets                            (109,499)      (22,000)      160,171

           Net cash provided by (used
            in) operating activities      4,782,415      (242,728)    3,387,418



   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                   CONSOLIDATED STATEMENT OF CASH FLOWS  (Contd.)

                                            For the Years Ended December 31,
                                            1997          1996          1995


    Cash Flows From Investing
    Activities
      Payment for acquisitions           (1,865,986)   (6,937,409)            -
      Investment in marketable
       securities                                 -    (9,100,000)   (5,280,031)
      Proceeds from disposition of
       marketable securities              5,000,000    14,753,135     5,280,031
      Proceeds from sale of assets
       held for sale                              -       597,255             -
      Proceeds from sale of property,
       plant and equipment                    2,800             -         7,750
      Capital expenditures               (1,727,523)   (2,039,452)   (2,854,855)
      Increase in net assets of
       discontinued operations-
        design, engineering and
         equipment for processing
          plant                          (1,541,011)     (968,424)     (821,954)

           Net cash (used in)
            investing activities           (131,720)   (3,694,895)   (3,669,059)

    Cash Flows From Financing
      Activities
      Payments on long-term debt          (335,522)     (171,224)      (17,197)
      Proceeds from long-term debt         143,404       956,596       392,310
      Principal payments for capital
       leases                               (8,638)      (98,419)     (103,885)
      Dividends paid                             -             -    (2,579,658)
      Net cash (used in) provided
        by financing activities           (200,756)      686,953    (2,308,430)

    Net Increase (decrease) In Cash
     And Cash Equivalents                4,449,939    (3,250,670)   (2,590,071)
    Cash And Cash Equivalents At
     Beginning Of Year                   3,588,290     6,838,960     9,429,031

    Cash And Cash Equivalents At End
     Of Year                           $ 8,038,229   $ 3,588,290   $ 6,838,960

   See Notes to Consolidated Financial Statements.





   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)


                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                       Unrealized
   Years Ended               Common       Retained     (Loss) on
    December 31,             Stock        Earnings    Securities       Total

   1995
    Balance at January 1 $ 21,497,145  $ 28,756,171  $    (81,525) $ 50,171,791
    Net income                      -     3,332,931             -     3,332,931
    Unrealized gain
     on securities                  -             -        97,923        97,923
    Dividends ($.30 per
      share)                        -    (2,579,658)            -    (2,579,658)


    Balance at
     December 31           21,497,145    29,509,444        16,398    51,022,987

   1996
    Net income                      -     4,277,428             -     4,277,428
    Unrealized (loss)
     on securities                  -             -       (16,398)      (16,398)
    Dividends ($.00 per
     share)                         -             -             -             -

    Balance at
     December 31           21,497,145    33,786,872             -    55,284,017

   1997
    Net (loss)                      -    (8,363,597)            -    (8,363,597)
    Dividends ($.00 per
     share)                         -             -             -             -

    Balance at
     December 31         $ 21,497,145  $ 25,423,275  $          -  $ 46,920,420



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

   The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. On December 31, 1997 and 1996, the Company had purchased $6,750,000 and $1,900,000, respectively, of securities through banks under agreements to resell on January 2, 1998 and January 2, 1997, respectively. Due to the short-term nature of the agreements, the Company did not take possession of the securities which were instead held in the Company's safekeeping accounts at the banks.

   All investments with a maturity greater than three months are accounted for under Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, which is based on quoted prices. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses are included in other income.


   Cost of securities sold is determined on a specific identification basis.

   Inventories are valued at the lower of cost, determined principally on the "last-in, first-out" (LIFO) basis, or market. Costs include direct material, labor and applicable manufacturing overhead. Inventories valued using the LIFO method comprised 89% and 92% of inventories at current cost at December 31, 1997 and 1996, respectively.

   Acquisitions of properties and additions to existing facilities and equipment are recorded at cost. Accelerated depreciation is the principal method used for both financial reporting and income tax purposes on additions placed-in-service before January 1, 1996. For assets placed-in-service beginning in 1996, depreciation is recorded using the straight-line method over the estimated useful life in order to better match expenses and revenues for financial reporting purposes. This change in accounting method resulted in depreciation expense being $416,000 less in 1996 than it would have been if the prior method had been used. This change increased net income by $250,000 or $.03 per share for 1996. Accelerated depreciation is still the method used for income tax purposes.

   Goodwill of $3,128,000 at December 31, 1997, from the acquisition of American Sintered Technologies, Inc. on July 31, 1996, represents the excess of cost over fair value of the assets acquired and is being amortized over its estimated useful life of 15 years using the straight-line method for financial reporting and income tax purposes. Amortization of goodwill was $230,000 in 1997 and $96,000 in 1996.

   Revenue from sales of products is generally recognized upon shipment to customers. Revenue from sales of tooling, patterns and dies is generally recognized upon acceptance by the customer.

   Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the temporary difference between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes which requires recognition of deferred tax liabilities and
   assets.   Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

   Earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." Adoption of this new standard has no impact on the Company.

   In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. Since Statement 131 is effective for years beginning after December 15, 1997, the Company will adopt the new requirements retroactively in 1998. The Company has not determined, if any, the impact on its disclosures.

   Certain reclassifications have been made to prior years' financial statements to conform with the 1997 presentation.



   2.   Marketable Securities

   At December 31, 1997, the Company held investments in marketable securities which were classified as held-to-maturity. Securities classified as held-to-maturity at December 31, 1997 consisted of a security with a maturity date within one year, and are classified as Marketable Securities as a part of Current Assets. This security is stated at amortized cost plus accrued interest.

   The held-to-maturity securities at December 31, 1997 include the following:

                                                     Amortized    Fair
                                                       Cost            Value


       U.S. Treasury Note, face value of
        $5,000,000, interest at 5.125%, due
         April 30, 1998                           $    4,997,318  $    4,992,188

       Accrued interest                                   43,878
       Net Book Value - Held-to-Maturity
          Securities:                                  5,041,196


   At December 31, 1996, all the Company's investments in marketable securities were classified as held-to-maturity. These securities included both a security due within one year and a security with a maturity date beyond one year. The security with a maturity date within one year was classified as Marketable Securities as a part of Current Assets and was stated at amortized cost plus accrued interest. The security with a maturity date beyond one year was included in Other Non-Current Assets and was stated at amortized cost.

   The held-to-maturity securities at December 31, 1996 included the following:

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



   The calculation of gross unrealized (loss) for the years ended December 31, 1997 and 1996 is as follows:
                                                                       Gross


                                         Fair Value       Cost       Unrealized
                                                                     Gain (Loss)

   1997:

       Held-to-maturity securities:
         U.S. Treasury Note, face
         value of $5,000,000,
         interest at 5.125%, due
         April 30, 1998                 $  4,992,188  $  4,997,318  $    (5,130)

           Gross Unrealized (Loss)                                  $    (5,130)

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

   Net realized gains on marketable securities for the year ended December 31,1996 were $2,899. There were no realized gains or losses for the years ended December 31, 1997 or 1995.


   3.   Accrued Liabilities

    Accrued liabilities at December 31, 1997 and 1996 include the following:


                                                       1997            1996
     Payroll and related costs                    $    3,832,133  $    3,159,997
     Taxes, other than income                            288,574         217,544
     Profit sharing                                    1,040,804         770,873
     Insurance                                         2,990,037       2,421,667
     Plant shutdown and environmental                  1,718,595       1,589,268
     Professional Fees                                   536,161         160,094
     Other                                             1,146,962         331,062
                                                  $   11,553,266  $    8,650,505


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

    Prior to decommissioning, the Company will construct and operate for approximately ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which will materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company will modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would include construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

     The Company has received an amendment to its current NRC license and a revision to its current wastewater discharge permit to allow for the construction and operation of the processing plant. Construction has begun on the processing plant which, when completed, will extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The estimated cost of construction is approximately $12 million. Residue processing is expected to start in the first quarter of 1999.

     At December 31, 1997 and 1996, the Company had recorded liabilities of $10.8 million and $3.9 million, respectively, for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues described above. An additional provision for discontinued operations of $7,100,000 was recorded in 1997 to increase the established liabilities for the estimated cost of additional studies which may be required by regulatory agencies, higher start-up costs, and potentially greater disposal costs after completion of the residue processing period, as well as, for cost estimates related to probable future environmental remediation at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

     The estimated net costs of reclaiming and decommissioning the first site during the residue processing period include estimated annual revenues of approximately $8 million per year over the ten year processing period and estimated annual operating costs, including depreciation, of approximately the same amount, related to residue processing. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time. The estimated costs of residue processing were developed by Company personnel and independent consultants using third party evaluations based on the pilot testing performed. Unforeseen production complications could cause processing costs to increase from current estimates.

     In October 1995 the NRC advised the Company that a decommissioning funding plan cost estimate based upon on-site disposal of most of the radioactive wastes at the site was appropriate to consider. The NRC cautioned the Company, however, that on-site disposal may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. Such approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current and proposed NRC regulations and a provision of the Nuclear Waste Policy Act of 1982 requiring the Department of Energy to take title to certain "special sites" which may include the Company's site; however, there is no assurance that a plan providing for on-site containment will ultimately be approved.
   Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

     The NRC decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC October 1995 letter requested that the Company to submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. In March 1996, the Company submitted a revised decommissioning plan and related decommissioning funding plan. The initial level of assurance for decommissioning is $4,456,000 provided through letters of credit. The amount does not include assurance for costs of construction or operation of the residue processing facility. This initial level of assurance, however, may be changed upon further review by the NRC. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

     Expenditures for environmental reclamation and decommissioning for discontinued operations were $1,859,000, $1,516,000 and $1,061,000 in 1997,
   1996, and 1995, respectively. Costs which are expected to be incurred within the next year are included as plant shutdown costs in Accrued Liabilities. Costs expected to be incurred after one year are reflected on the balance sheet in Discontinued Operations and Environmental Remediation as part of Other Liabilities. Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 1997 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC decommissioning funding assurance requirements.

     The net assets of discontinued operations at December 31, 1997 and 1996 include the following (in thousands of dollars):


                                              1997          1996

          Land                            $       110   $       110
          Building                              5,292         5,218
          Machinery & Equipment                   750             -
                                                6,152         5,328
          Less accumulated depreciation         4,805         4,805
          Net fixed assets                      1,347           523
          Design and engineering costs


           for processing plant                 2,726         2,009

                                          $     4,073   $     2,532


     In addition to the two sites included in the discontinued operations, the Company has a total of eight sites at other Company facilities where environmental remediation is ongoing or will be undertaken. Certain of these sites were identified as a result of environmental studies conducted by the Company during 1997 at all of its owned sites, including testing of soil and groundwater at selected sites as indicated by the environmental studies.

    The remaining land and buildings of the Company's former Precision Sheet Metal (PSM) operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale at a cost of $1,250,000 at December 31, 1997. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Management believes that proceeds from the sale of the property will be adequate to recover its costs, including costs of preparing the property for sale. The Company believes the liabilities established for other costs associated with the close-down of PSM are adequate to cover such costs. A significant decline in real estate values in Los Angeles and/or identification of additional contamination on-site could require the liabilities to be adjusted.

   The Company has also been notified that it is a potentially responsible party at five sites owned by third parties. The Company's participation at three sites is de minimis, and at two of the other sites the Company is being defended by its insurance carriers.

   The Company has accrued for estimated environmental investigatory and noncapital remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. An additional provision of $6,900,000 was recorded in 1997 for the estimated potential exposure for such costs expected to be incurred in the future. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.

   5.  Debt

   Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                  1997              1996
     Mississippi Business Finance
     Corporation 5.487% Note, due 2011        $  1,055,000      $    956,596

     Loans from various Pennsylvania
     Economic Agencies with interest rates
     ranging from 2.0% to 5.0%, due from
     1998 to 2009                                  647,729           860,076

     Loans from various Iowa Economic
     Agencies with interest rates ranging
     from 2.0% to 5.0%, due from 1998 to
     2009                                          219,732           297,907


                                                 1,922,461         2,114,579

     Less current maturities                       322,499           335,522

     Total long-term debt                     $  1,599,962      $  1,779,057


   The above loans are collateralized by machinery and equipment with a net book value of $2,061,000.

   The aggregate maturities for long-term debt for the five years after December 31, 1997 are $322,000, $283,000, $241,000, $112,000, and $81,000,
   respectively.

   Interest paid on debt for the years ended December 31, 1997, 1996 and 1995 amounted to $89,000, $17,000, and $4,000, respectively.

   The fair value of the Company's debt at December 31, 1997 and 1996 was $1,779,000 and $2,189,000, respectively, which was estimated using a discounted cash flow analysis, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.


   6.  Income Taxes

   Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

   Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                   1997              1996
     Deferred tax assets - current:
       Plant shutdown, idle facilities and
        environmental costs                   $    431,677      $    154,316
       Self insurance accruals                     781,246           648,718
       Vacation accruals                           371,767           395,352
       State income taxes                          350,780           291,582
       Other                                       343,692           191,430

                                              $  2,279,162      $  1,681,398


     Deferred tax assets (liabilities) -
     non-current:
       Plant shutdown, idle facilities and
        environmental costs                   $  4,536,752      $    438,344
       Pension credits                          (2,374,928)       (2,414,493)
       Tax depreciation in excess of book
        depreciation                              (388,444)         (131,046)
       Other                                       102,164            32,384
                                                 1,875,544        (2,074,811)

       State income tax net operating loss
        carryforwards net of valuation
         allowance                                  81,091           520,633
       State income taxes                          169,145          (490,356)
                                                   250,236            30,277
       Valuation Allowance                      (2,482,000)                -



                                              $   (356,220)     $ (2,044,534)


   Valuation allowances were established in 1997 in accordance with provisions of FASB Statement No. 109, "Accounting for Income Taxes". The valuation allowances are attributable to federal and state deferred tax assets.

   At December 31, 1997 and 1996, the Company had potential state income tax benefits of $703,000 and $926,000, respectively, from net operating loss carryforwards that expire in various years through 2011. For financial reporting purposes, valuation allowances of $622,000 and $405,000 at December 31, 1997 and 1996, respectively, were recognized for net operating loss carryforwards not anticipated to be realized before expiration. State income tax benefits of $255,000 expired unused after returns were filed for the year ended December 31, 1996, which were offset by $223,000 of valuation allowance.

   Details of the provision (benefit) for income taxes in the consolidated statements of operations are as follows:

                                          1997           1996           1995
     Current taxes
      Federal                         $ 1,378,000    $ 1,767,000    $   908,000
      State and other                     541,000        341,000        385,000
                                        1,919,000      2,108,000      1,293,000
     Deferred income tax
      charge (credit)
       Federal                         (4,489,000)       524,000        856,000
       State                             (753,000)       144,000         32,000
       Valuation allowances             2,956,000              -              -
                                       (2,286,000)       668,000        888,000

     Total                            $  (367,000)   $ 2,776,000    $ 2,181,000

     Allocated to discontinued
     operations                        (1,244,000)             -              -

     Continuing Operations            $   877,000    $ 2,776,000    $ 2,181,000


   The deferred income tax credit in 1997 resulted primarily from provisions for environmental costs accrued for continuing and discontinued operations reduced by the valuation allowances established in 1997.

   The deferred tax charge in 1996 resulted primarily from payments for certain plant shutdown, idle facilities and environmental costs accrued in prior years and from the net effect of timing of the deduction of certain employee fringe benefits.

   The deferred income tax charge in 1995 results primarily from payments for certain plant shutdown, idle facilities and environmental costs accrued in prior years.

   A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income tax provision is as follows:

                                          1997           1996           1995
     Income tax provision at
     statutory rate                   $(2,968,000)   $ 2,398,000    $ 1,875,000
     Add:
      State income taxes, net of


       federal income tax provision      (395,000)       320,000        275,000
      Change in valuation
       allowances                       2,956,000              -              -
      Other, net                           40,000         58,000         31,000

     Total income tax provision       $  (367,000)   $ 2,776,000    $ 2,181,000


   Income taxes paid for each of the three years in the period ended December 31, 1997 amounted to $2,161,000, $2,189,000, and $1,147,000, respectively.

   Income tax refunds received during the three years in the period ended December 31, 1997 amounted to $262,000, $30,000, and $427,000, respectively.


   7.  Retirement Plans

   The Company has several non-contributory defined benefit plans covering approximately 27% of its employees. Benefits for salaried plans are generally based on salary and years of service, while hourly plans are based upon a fixed benefit rate in effect at retirement date and years of service. The Company's funding of the plans is equal to the minimum contribution required by ERISA. Contributions to defined benefit plans totaled $80,964, $22,380, and $63,113 in 1997, 1996 and 1995, respectively.

   The net pension expense (credit) in 1997, 1996 and 1995 is comprised of:


                                          1997           1996           1995

       Service cost                  $    393,000   $    485,000   $    368,000
       Interest cost on projected
        benefit obligations             3,049,000      3,058,000      3,181,000
       Actual return on Plan assets    (2,999,000)    (1,750,000)    (6,021,000)
       Net amortization and
        deferral                         (209,000)    (1,587,000)     2,660,000
       Net pension expense (credit)  $    234,000   $    206,000   $    188,000



   The plans' funded status and amounts recognized in the balance sheet at December 31 are as follows:

                                                         1997           1996
     Actuarial present value of benefit
     obligations
        Vested                                      $ 38,602,023   $ 38,581,143
        Non-vested                                       454,764        572,069

            Total accumulated benefit obligations   $ 39,056,787   $ 39,153,212

     Projected benefit obligations for services
       rendered to date                             $ 41,057,007   $ 41,417,209
     Plan assets at fair value, primarily U.S.
       Government securities and publicly traded
       stocks and bonds                               40,112,613     40,136,249
     Plan assets less than projected
       benefit obligations                              (944,394)    (1,280,960)
     Effect of change in assumptions,
       net gains and losses                            9,144,013     10,365,078
     Unrecognized net excess plan assets
       at January 1, 1986 being recognized


       over approximately 15 years                      (706,407)    (1,386,880)

             Prepaid pension asset                  $  7,493,212   $  7,697,238


   The assumptions used in determining the actuarial present value of projected benefit obligations were as follows:



                                           1997    1996    1995

          Discount rate                    7.50%   7.75%   7.50%

          Rate of increase in future
          compensation levels              5.00%   5.00%   5.00%

          Expected long-term rate
          of return on assets              8.00%   8.00%   8.00%

   The Company has several defined contribution plans covering approximately 89% of its employees. Almost all of the defined contribution plans have funding provisions which, in certain situations, require Company contributions based upon formulae relating to employee gross wages, participant contributions or hours worked. Almost all of the defined contribution plans also allow for additional discretionary Company contributions based upon profitability. The costs of these plans for 1997, 1996 and 1995 were $1,494,000, $1,235,000, and
   $869,000, respectively.

   The Company makes medical insurance available and provides limited amounts of life insurance to retirees. Retirees electing to be covered by Company-sponsored health insurance pay the full cost of such insurance. The Company accrues the cost of the retiree life insurance benefits in relation to the employee's service with the Company. Costs of postretirement benefits other than pensions for the years ended December 31, 1997, 1996 and 1995 were $40,000, $37,000, and $37,000, respectively.


   8. Business Segments

   The Company is a specialty metals manufacturer. For financial reporting purposes, the Company classifies its products into the following two business segments:

   Industrial Tools:

   Tungsten carbide cutting tools, milling tools, toolholding devices, mining tools and accessories, construction tools, wear parts and related industrial parts.

   Metal Fabrications:

   Titanium, nickel base and high alloy steel forgings; aluminum and magnesium sand castings; powdered metal components; special wire products and investment castings.

   Financial information concerning the Company's segments for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                        1997            1996            1995
     NET SALES:


      INDUSTRIAL TOOLS -

       Sales                       $ 56,292,542    $ 54,068,214    $ 50,068,802

       Intersegment sales                (1,133)           (239)            (95)

                                     56,291,409      54,067,975      50,068,707

      METAL FABRICATIONS -

       Sales                         83,971,767      66,784,892      52,551,291

       Intersegment sales               (69,101)        (19,036)        (22,244)

                                     83,902,666      66,765,856      52,529,047

                                   $140,194,075    $120,833,831    $102,597,754

     OPERATING INCOME (LOSS):

       INDUSTRIAL TOOLS            $  3,860,150    $  3,052,446    $  3,109,433

       METAL FABRICATIONS             1,217,477       3,351,717       1,370,067

       CORPORATE                     (6,969,204)        (61,619)        (44,352)

                                   $ (1,891,577)   $  6,342,544    $  4,435,148


   Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.

   The operating loss at Corporate in 1997 includes a provision for environmental remediation of $6,900,000 of which $3,076,000 relates to Industrial Tools facilities and $3,824,000 relates to Metal Fabrications facilities.

   The percentages of net sales for classes of similar products which exceeded ten percent of the Company's consolidated net sales, for the period indicated, are set forth below:


                                                        Percentage of
                                                    Consolidated Net Sales
     Products               Business Segments        1997      1996      1995

     Tungsten carbide
      cutting tools         Industrial Tools         27%       30%       31%

     Nonferrous forgings    Metal Fabrications       15%       12%       11%

     Investment castings    Metal Fabrications       10%        9%       12%



   The identifiable assets, depreciation and amortization, and capital expenditures for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                          1997           1996           1995
     Identifiable assets
      Industrial Tools                $19,854,696    $17,383,706    $15,895,229


      Metal Fabrications               39,739,799     36,727,565     23,553,746
      Corporate/Discontinued           29,237,920     28,016,171     35,080,878

         Total assets                 $88,832,415    $82,127,442    $74,529,853


     Depreciation and amortization
      Industrial Tools                $   684,961    $   773,130    $   778,260
      Metal Fabrications                1,471,013      1,160,036      1,220,297
      Corporate/Discontinued                    -              -              -

         Total depreciation and
          amortization                $ 2,155,974    $ 1,933,166    $ 1,998,557


     Capital expenditures
      Industrial Tools                $   890,465    $ 1,553,372    $ 1,062,578
      Metal Fabrications                1,396,112      4,370,080      1,792,277
      Corporate/Discontinued                    -              -              -

         Total capital expenditures   $ 2,286,577    $ 5,923,452    $ 2,854,855


   Capital expenditures for the Metal Fabrications segment include $559,000 from the acquisition of Schulz Products, Inc. in 1997 and $3,884,000 from the acquisition of American Sintered Technologies, Inc. in 1996.


   9.  Lease Commitments

   The Company leases data processing, transportation and other equipment, as well as certain facilities, under operating leases. Such leases do not involve contingent rentals, nor do they contain significant renewals or escalation clauses.

   Total minimum future rentals under noncancelable leases at December 31, 1997 were $1,096,000, including $550,000 in 1998, $445,000 in 1999, $83,000 in
   2000, $18,000 in 2001, and $0 in 2002 and thereafter. Rental expense was $1,224,000 in 1997, $1,174,000 in 1996, and $1,094,000 in 1995.

   10. Acquisition

   On September 30, 1997, the Company acquired all the assets and certain liabilities of Schulz Products, Inc. (Schulz) for the cash price of $1,865,986. The nature of the business of Schulz is the machining of aircraft components.

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

   Both acquisitions were accounted for as a purchase and are included in the Company's Metal Fabrications business segment. The Company's results would not be materially different if these acquisitions were made at the beginning of the year. The fair value of assets purchased and liabilities assumed for Schulz in 1997 and AST in 1996 are shown below:



                                                         1997           1996

     Accounts Receivable                            $    648,005   $    837,938
     Inventory                                           972,615        337,534
     Other assets - current                               12,518         42,077
     Property, plant and equipment                       559,054      3,884,000
     Goodwill                                                  -      3,454,540
     Accounts payable and accrued liabilities           (326,206)      (664,586)
     Debt                                                      -       (954,094)

     Net cash paid                                  $  1,865,986   $  6,937,409






   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.


   PART III


   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information regarding the Company's directors and executive officers is included in Part I page 11.

                  Additional information concerning the Company's directors is incorporated by reference to information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 1998.

   ITEM 11 - EXECUTIVE COMPENSATION

                  Incorporated herein by reference to information under the caption "Compensation of Directors and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 1998.

   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)(b)(c) The information required by this Item 12 is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 1998.

   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Incorporated herein by reference to the information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 1998.


                                      PART IV
   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

         (a)(1)   Index to Consolidated Financial Statements:
                                                                    Form 10-K
                                                                       Page
                  Summary of Quarterly Results of Operations
                  for the years ended December 31, 1997 and
                  1996.                                                 14

                  Report of Independent Auditors.                       25

                  Consolidated Statement of Operations for each
                  of the three years in the period ended
                  December 31, 1997.                                    26

                  Consolidated Balance Sheet at December 31,
                  1997 and 1996.                                      27-28

                  Consolidated Statement of Cash Flows for each
                  of the three years in the period ended
                  December 31, 1997.                                  29-30

                  Consolidated Statement of Shareholders'
                  Equity for each of the three years in the
                  period ended December 31, 1997.                       31

                  Notes to Consolidated Financial Statements.         32-46

         (a)(2)   Index to Consolidated Financial Statement Schedule:

                  Consolidated Financial Statement Schedule for each of the three years ended
                  December 31, 1997:

                  II.  Valuation and qualifying accounts                49

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

         (b) No reports have been filed on Form 8-K during the last quarter of the year ended December 31, 1997.


                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Additions
                                Balance at   Charged to                Balance
                                Beginning     Cost and    Deductions    at End
                                 of Year      Expenses       (1)       of Year

    Allowance for Doubtful
     Accounts:


    Year ended 12/31/97        $ 276,440    $ 234,463    $ 230,463    $ 280,440

    Year ended 12/31/96        $ 276,440    $ (11,665)   $ (11,665)   $ 276,440

    Year ended 12/31/95        $ 276,440    $  16,022    $  16,022    $ 276,440



     (1)  Accounts written off, net of recoveries.



                                     SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                   FANSTEEL INC.
                                                                   Registrant

     Date:  3/27/98         By:  \s\ William D. Jarosz
                                   William D. Jarosz, President and Chief
                                   Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

   Signature                    Title                       Date

                                Director; Chairman of the
                                Board, President and
   \s\ William D. Jarosz        Chief Executive Officer     March 27, 1998
   William D. Jarosz

                                Vice President and Chief
   \s\ R. Michael McEntee       Financial Officer           March 27, 1998
   R. Michael McEntee


                                Director
   Betty B. Evans


   \s\ Edward P. Evans          Director                    March 27, 1998
   Edward P. Evans


   \s\ Robert S. Evans          Director                    March 27, 1998
   Robert S. Evans


   \s\ Thomas M. Evans, Jr.     Director                    March 27, 1998
   Thomas M. Evans, Jr.


   \s\ Peter J. Kalis           Director                    March 27, 1998
   Peter J. Kalis


   \s\ Jack S. Petrik           Director                    March 27, 1998
   Jack S. Petrik


                                 INDEX TO EXHIBITS

   The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference:

       Exhibit                                      Prior Filing or Sequential
         No.                                            Page Number Herein


         3.1     Certificate of Incorporation     Company's Form 10-K filed
                                                  March 31, 1993 (*)

         3.2     By-Laws                          Annex II to the Company's
                                                  annual proxy statement
                                                  dated March 15, 1985,
                                                  File No. 1-8676 (*)


     10a         Incentive Compensation Plan      Company's Form 10-K filed
                                                  March 26, 1997 (*)

     10b         Change in Control Agreement      Company's Form 10-K filed
                                                  March 26, 1997 (*)

         22      Subsidiaries of the Registrant   52