Form 10-Q
period 1998-03-31
FANSTEEL INC
filed 1998-05-15
CIK 34471

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

     For the period ended                March 31, 1998

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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of April 30, 1998)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 2

                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET

                                                       March 31,   December 31,

                                                         1998          1997
     ASSETS                                           (Unaudited)        *
     Current Assets
      Cash and cash equivalents (including
       securities purchased under agreement
       to resell of $6,175,000 in 1998
       and $7,146,000 in 1997)                       $ 7,490,943   $ 8,038,229
      Marketable securities                            5,106,393     5,041,196
      Accounts receivable - net                       23,252,051    21,782,872
      Inventories
       Raw material and supplies                       4,443,264     3,815,376
       Work-in-process                                15,716,671    15,306,393
       Finished goods                                  7,834,420     7,273,625
                                                      27,994,355    26,395,394
       Less reserve to state certain
        inventories at LIFO cost                       6,931,677     6,931,677
                                                      21,062,678    19,463,717
      Other assets - current
       Deferred income taxes                           2,274,148     2,279,162
       Other                                           1,481,389     1,576,333
           Total current assets                       60,667,602    58,181,509
     Net Assets of Discontinued Operations             5,401,083     4,073,442
     Property, Plant and Equipment
      Land                                             1,421,641     1,421,641
      Buildings                                       10,831,249    10,802,718
      Machinery and equipment                         51,764,832    51,293,733
                                                      64,017,722    63,518,092
      Less accumulated depreciation                   49,355,570    48,853,529
                                                      14,662,152    14,664,563
     Other Assets
      Prepaid pension asset                            7,919,500     7,493,212
      Property held for sale                           1,334,065     1,249,692
      Goodwill                                         3,070,700     3,128,276
      Other                                               41,355        41,721
                                                      12,365,620    11,912,901

     Total Assets                                    $93,096,457   $88,832,415




                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 3

                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                      March 31,    December 31,
                                                        1998          1997
                                                     (Unaudited)         *

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                               $12,218,014   $10,678,303
      Accrued liabilities                             11,198,332    11,553,266
      Accrued income taxes                             1,469,818       501,745
      Current maturities of long-term debt               335,828       322,499
           Total current liabilities                  25,221,992    23,055,813
     Long-term Debt                                    1,654,736     1,599,962
     Other Liabilities

      Discontinued operations and environmental
       remediation                                    16,900,000    16,900,000
      Deferred income taxes                              670,621       356,220
            Total other liabilities                   17,570,621    17,256,220
     Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                -             -
      Common stock, par value $2.50
       Authorized 12,000,000 shares
       Issued and outstanding 8,598,858 shares        21,497,145    21,497,145
       Retained earnings                              27,151,963    25,423,275
                                                      48,649,108    46,920,420

     Total Liabilities and Shareholders' Equity      $93,096,457   $88,832,415

                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

PART 1 - FINANCIAL INFORMATION                                         Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 4

                                  FANSTEEL INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                     For the Three Months Ended
                                                       March 31,     March 31,
                                                         1998          1997

     Net sales                                       $ 39,789,485  $ 33,714,242

     Costs and expenses
      Cost of products sold                            32,603,487    27,687,334
      Selling, general and administrative               4,520,923     3,948,602

                                                       37,124,410    31,635,936


     Operating income                                   2,665,075     2,078,306

     Other income (expense)
      Interest income on investments                      156,318       157,590
      Interest expense                                    (21,025)      (23,222)
      Other                                               (34,680)      (17,748)

                                                          100,613       116,620


     Income before income taxes                         2,765,688     2,194,926


     Income tax provision                               1,037,000       860,000

     Net income                                      $  1,728,688  $  1,334,926


     Weighted average number of common
      shares outstanding                                8,598,858     8,598,858


     Net income per share
      (on average shares outstanding)                       $0.20         $0.16

     Dividends per common share                             $   -         $   -






                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 5

                                  FANSTEEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,
                                                         1998          1997

                                                       Increase (decrease) in
                                                     cash and cash equivalents

     Cash flows from operating activities:

      Net income                                     $ 1,728,688   $ 1,334,926

      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                    559,617       553,702
        Net pension (credit) charge                     (426,288)       22,425
        Deferred income tax charge                       319,415        91,572
       Changes in assets and liabilities:
        (Increase) decrease in marketable securities     (65,197)       64,729
        (Increase) in accounts receivable             (1,469,179)   (1,567,741)
        (Increase) in inventories                     (1,598,961)     (723,304)
        Decrease (increase) in other assets-current       94,944       (66,944)
        Increase (decrease) in accounts payable
          and accruals                                 1,184,777      (291,388)
        Increase in income taxes payable                 968,073       906,803
        (Increase) decrease in other assets              (84,007)          244
       Net cash provided by operating activities       1,211,882       325,024

     Cash flows from investing activities:
       Additions to property, plant and equipment       (499,630)     (224,698)
       Increase in net assets of discontinued
         operations-design, engineering and
         equipment for processing plant               (1,327,641)      (72,919)
       Proceeds from disposition of marketable
        securities - current                                    -    5,000,000
      Net cash (used in) provided by investing
       activities                                     (1,827,271)    4,702,383

     Cash flows from financing activities:
       Proceeds from long-term debt                      125,000       143,404
       Payments of long-term debt                        (56,897)      (62,237)
       Principal payments for capital leases                   -        (8,638)
      Net cash provided by financing activities           68,103        72,529

     Net (decrease) increase in cash and cash
       equivalents                                      (547,286)    5,099,936

     Cash and cash equivalents at beginning of
      period                                           8,038,229     3,588,290

     Cash and cash equivalents at March 31           $ 7,490,943   $ 8,688,226




                (See Notes to Consolidated Financial Statements)

PART 1 - FINANCIAL INFORMATION                                         Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 6

FANSTEEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Consolidated Financial Statements

  The consolidated balance sheet at March 31, 1998, and the consolidated statements of income and cash flows for the three months ended March 31, 1998 and 1997, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

 The Company determines its securities to be "held-to-maturity" or "available-for-sale" securities, depending upon the applicable security. Marketable securities with a maturity date of one year or less are classified as current, and over one year maturity date are classified as non-current on the balance sheet.

  Securities classified as held-to-maturity at March 31, 1998 represent a U.S. Treasury Note with a maturity date of April 30, 1998. Amortized cost and fair value of this security at March 31, 1998 are $4,999,000 and $4,997,000, respectively.

 The Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues and insurance policies. Total unused lines of credit, including the revolving credit agreement, were $13.2 million as of March 31, 1998.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption of this Statement has no impact on net income or shareholders' equity. Statement 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the first quarters of 1998 and 1997, total comprehensive income was equal to net income.

 In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which changes the reporting requirements for segment information in annual financial statements and also requires selected segment information in interim reports to shareholders. The statement is effective for financial statements for years beginning after December 15, 1997. The Company has not determined the impact, if any, on its statements.

                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 7

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into two business segments: Industrial Tools and Metal Fabrications. Net sales and operating income for the quarter ended March 31, 1998 and 1997 for each of the Company's business segments are summarized below:


                                              1998           1997

          Net Sales:

            Industrial Tools -
              Sales                       $ 15,353,030   $ 13,350,830
              Intersegment sales                (4,228)             -
                                            15,348,802     13,350,830

            Metal Fabrications
              Sales                         24,449,672     20,388,922
              Intersegment sales                (8,989)       (25,510)
                                            24,440,683     20,363,412

                                          $ 39,789,485   $ 33,714,242

          Operating Income:

            Industrial Tools              $  1,144,369   $    825,385
            Metal Fabrications               1,536,476      1,263,931
            Corporate                          (15,770)       (11,010)

                                          $  2,665,075   $  2,078,306



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

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

 Net sales for the quarter ended March 31, 1998 of $39,789,000 increased $6,075,000 or 18.0% from first quarter, 1997 net sales of $33,714,000.

 Industrial Tools business segment net sales for the first quarter of 1998 were $15,349,000 compared to $13,351,000 for the same period of 1997, an increase of

$1,998,000 or 15.0%. Sales of rotary tools, classified within the tungsten carbide cutting tools product line, were the primary reason for this increase. Equipment investments in made in 1997 increased production capacity for this product line, which allowed for the improvement in sales in the current quarter. Insert sales, also classified under the cutting tools product line, increased due to higher customer demand for special orders. First quarter, 1998 construction tools sales increased over the same period of the prior year, as shipments were made to a municipality for a contract that began in the second quarter of 1997. Coal mining tool sales increased only slightly over last year's first quarter as demand was adversely affected by inclement weather in the eastern United States. Sales of wear parts were flat compared to 1997 first quarter sales.

  Metal Fabrications business segment net sales for the quarter ended March 31, 1998 were $24,441,000 an increase of $4,078,000 or 20.0% from first quarter, 1997 net sales of $20,363,000. Forging sales increased 36% over the first quarter of 1997 based on the continued strength of the commercial aircraft market. Machining sales for aircraft parts, added to our product offerings with the September 30, 1997 acquisition of Schulz Products Inc., contributed to the increase, although these sales were less than 5% of the total segment sales. Sales of sand casting products increased 7.1% in the first quarter of 1998, due to strong demand from commercial aircraft manufacturers. Investment castings revenues remained unchanged from the first quarter of 1997, as customer demand for castings has been flat. Wire formed products posted its highest ever quarterly sales, after achieving the same milestone in the first quarter of 1997, with strong shipments to the lawn and garden equipment industry. Sales of powdered metal components improved due to the increased production capacity provided from equipment investments made in 1997.

  The Company's operating income for the quarter ended March 31, 1998 of $2,665,000 increased $587,000 or 28.2% from first quarter, 1997 operating income of $2,078,000. As a percentage of net sales, operating income in the first quarter of 1998 improved to 6.7% from 6.2% in the first quarter of 1997.



                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          Page 9


  Industrial Tools business segment operating income for the first quarter of 1998 was $1,144,000 compared to $825,000 for the same period of 1997, an increase of $319,000 or 38.7%. As a percentage of net sales, operating income was 7.5% for the first quarter of 1998 compared to 6.2% in the same period last year. Operating income increased in relation to the higher sales volume. As a percentage of net sales, operating income was positively impacted by lower burden and reduced outside processing costs, offset by higher material and labor costs. As a percentage of net sales, operating income was not impacted by selling, general and administrative expenses which remained the same as a percent of net sales compared to the first quarter of 1997.

     Metal Fabrications business segment operating income for the first quarter of 1998 was $1,536,000, compared to $1,264,000 for the same period of 1997, an increase of $272,000 or 21.5%. As a percentage of net sales, operating income was 6.3% for the first quarter of 1998 compared to 6.2% in the same period last year. Operating income increased in relation to the higher sales volume. Operating income as a percentage of sales was negatively impacted by higher material and labor costs, but these higher costs were offset by reduced selling, general and administrative expenses in the first quarter of 1998 compared to the prior year first quarter.

  Other income for the first quarter of 1998 was $101,000, a decrease of $16,000 from 1997 other income of $117,000. Interest earned of $156,000 on marketable securities for the first quarter of 1998 was nearly unchanged from 1997.

  Net income for the quarter ended March 31, 1998 was $1,729,000 or $.20 per share compared to $1,335,000 or $.16 per share for the same period of 1997, an increase of $394,000, or 29.5%. Net income as a percentage of net sales for the first quarter of 1998 was 4.3% compared to 4.0% for the first quarter of 1997.

  Order backlog at March 31, 1998 was $59,973,000 compared to $47,988,000 at March 31, 1997, an increase of $11,985,000 or 25.0%, with most of the increase coming from the aircraft market within the Metal Fabrications business segment. Industrial Tools business segment backlog was $7,674,000 at March 31, 1998, an increase of $347,000 or 4.7% from the same period last year. Tungsten carbide cutting tools backlog increased due to continued strong customer demand for rotary tools. Wear parts product line backlog decreased, due to a decline in orders for other die parts and drilling compacts. The construction tools backlog decreased in the first quarter of 1998, but the change in the backlog is not a key indicator of construction tool business levels as the majority of sales are from finished stock. Coal mining tools backlog decreased from the first quarter of 1997 as activity from mining customers has been generally slow in the first quarter of 1998 due partially to the inclement weather in the eastern part of the United States. Metal Fabrications business segment backlog at the end of the current quarter was $52,299,000, an increase of $11,638,000, or 28.6% from March 31,1997. The forgings backlog increased $4,584,000 from March 31, 1997, as orders in the current quarter were 44% higher that the first quarter of 1997, with orders being received from both commercial and military aircraft manufacturers. Orders received for forgings in the first quarter of 1998 were 44% higher than the first quarter of 1997. Machining orders for aircraft parts, added with the September 30, 1997 acquisition of Schulz Products Inc., increased the March 31, 1998 backlog by $1,759,000. Based on the strength of the aerospace market, the backlog for sand casting products increased $3,488,000 over the first quarter of last year. Order entry for


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 10


investment castings was flat during the current quarter in comparison to prior quarters, with little change in the overall backlog. The wire forming backlog improved by $1,148,000 as order activity in the quarter was strong for all customers, with the heaviest activity being generated from the lawn and garden industry. The powdered metal backlog decreased from last year's first quarter, as orders were down 11% compared to the first quarter of 1997.

  Inflation factors did not, and generally do not, significantly affect the overall operations of the Company.


Outlook

  A continued high level of activity in the commercial aircraft market, combined with steady demand from other markets served such as automotive, lawn and garden, metalworking, oil drilling and military ordnance, is key in continuing operating profitability. Improvements in the Company's production processes, new product development, and investment in capital equipment, directed primarily at commercial markets, should increase opportunities for growth. The Company is seeking increased share of current markets, as well as new markets, through investment in current operating units and acquisitions.
The Company has utilized, and is constantly seeking, funding assistance on favorable terms from states and municipalities for expansion of production capabilities. Cost control programs remain active in all operating plans throughout the Company.


Liquidity and Capital Resources

  Cash and cash equivalents amounted to $7,491,000 at March 31, 1998, a decrease of $547,000 from December 31, 1997. Investments in plant and equipment at operating locations totaled $500,000, in accordance with management's program to expand the operations of the Company. Design, engineering, and equipment costs of $1,328,000 were incurred for the processing plant being built for reclamation
and decommissioning purposes in Muskogee, Oklahoma.   Working capital needs were
greater due to higher sales and production volumes resulting in increases in accounts receivable and inventories of $1,469,000 and $1,599,000, respectively, reduced by increases in current liabilities of $1,185,000. Days outstanding and inventory turns have remained consistent with prior periods. Cash flows from financing activities provided $68,000, with $125,000 received from the state of Pennsylvania for a low-interest loan for expansion at the powdered metal components manufacturer. Debt payments were $57,000.

  In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

  Cash, cash equivalents and marketable securities on hand have been sufficient to date to meet the demands of increased working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, in anticipation of Company programs to expand current operations, possible future acquisitions, and reclamation and decommissioning costs for the Muskogee, Oklahoma plant, the Company increased its line of credit in the first quarter of 1997 by adding a $17 million

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 11


revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues and insurance policies. Total unused lines of credit, including the revolving credit agreement, were $13.2 million as of March 31, 1998.

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. All of the Company's debt is related to development loans obtained from various states. In February 1998, the Company received proceeds from the state of Pennsylvania for the expansion of the powdered metal components facility. In April 1998, the Company will close on a development loan of $1,100,000 from the state of Pennsylvania to fund expansion of an Industrial Tools facility.

 At March 31, 1998, the Company had $4,999,000 of current marketable securities, classified as held-to-maturity, invested in a U.S. Treasury Note. The current marketable securities had a fair value of $4,997,000 at March 31, 1998, and mature April 30, 1998.


Environmental Remediation and Discontinued Operations

 The Company discontinued its Metal Products business segment in 1989. Environmental reclamation and decommissioning is required for the segment's primary plant that processed certain ores which are subject to regulations of several government agencies. The residues from these processed ores were stored on site. Remaining assets were written down to estimated realizable value, and provisions were made for the estimated costs for decommissioning. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission (NRC) as required by law.

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


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 12


  At March 31, 1998 and 1997, the Company had recorded liabilities of $10.7 million and $3.9 million, respectively, for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after approximately ten years of processing the residues described above. An additional provision for discontinued operations of $7,100,000 was recorded in the fourth quarter of 1997 to increase the established liabilities for the estimated cost of additional studies which may be required by regulatory agencies, higher start-up costs, and potentially greater disposal costs after completion of the residue processing period, as well as for cost estimates related to probable future environmental remediation at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

  The estimated net costs of reclaiming and decommissioning the first site during the residue processing period include estimated annual revenues of approximately $8 million per year over the ten year processing period and estimated annual operating costs, including depreciation, of approximately the same amount, related to residue processing. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time. The estimated costs of residue processing were developed by Company personnel and independent consultants using third-party evaluations based on the pilot testing performed. Unforeseen production complications could cause processing costs to increase from current estimates.

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

 The remaining land and buildings of the Company's former Precision Sheet Metal
(PSM) operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale at a cost of $1,334,000 at March 31, 1998. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Management believes that proceeds from the sale of the property will be adequate to recover its costs, including costs of preparing the property for sale. The Company believes the liabilities established for other costs associated with the close-down of PSM are adequate to cover such costs. A significant decline in real estate values in Los Angeles and/or identification of additional contamination on-site could require the liabilities to be adjusted.

 The Company has also been notified that it is a potentially responsible party at five sites owned by third parties. The Company's participation at three sites is de minimis, and at two other sites the Company is being defended by its insurance carriers.

  The Company has accrued for estimated environmental investigatory and noncapital remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. An additional provision of $6,900,000 was recorded in the fourth quarter of 1997 for the estimated potential exposure for such costs expected to be incurred in the future. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.



                                                                       Form 10-Q
                                                                         Page 14

                           PART II - OTHER INFORMATION



     Item 6.    Exhibits and Reports on Form 8-K

        b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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



                                       Fansteel Inc.
                                   (Registrant)








Date -  05/15/98                       /s/William D. Jarosz
                                          William D. Jarosz
                                  Chairman, Chief Executive Officer
                                            and President







Date -  05/15/98                     /s/R. Michael McEntee
                                        R. Michael McEntee
                             Vice President and Chief Financial Officer