Form 10-Q
period 1998-06-30
FANSTEEL INC
filed 1998-08-12
CIK 34471

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

     For the period ended                June 30, 1998

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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of June 30, 1998)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 2

                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET

                                                       June 30,    December 31,

                                                         1998          1997
     ASSETS                                           (Unaudited)        *
     Current Assets
      Cash and cash equivalents (including
       securities purchased under agreement
       to resell of $9,993,000 in 1998
       and $6,750,000 in 1997)                       $11,778,467   $ 8,038,229
      Marketable securities                                    -     5,041,196
      Accounts receivable - net                       21,582,945    21,782,872
      Inventories
       Raw material and supplies                       4,166,698     3,815,376
       Work-in-process                                16,295,547    15,306,393
       Finished goods                                  8,323,984     7,273,625
                                                      28,786,229    26,395,394
       Less reserve to state certain
        inventories at LIFO cost                       6,931,677     6,931,677
          Total inventories                           21,854,552    19,463,717
      Other assets - current
       Deferred income taxes                           2,269,133     2,279,162
       Other                                           1,469,777     1,576,333
           Total current assets                       58,954,874    58,181,509
     Net Assets of Discontinued Operations             6,702,165     4,073,442
     Property, Plant and Equipment
      Land                                             1,311,631     1,421,641
      Buildings                                       11,128,139    10,802,718
      Machinery and equipment                         52,240,736    51,293,733
                                                      64,680,506    63,518,092
      Less accumulated depreciation                   49,538,412    48,853,529
        Net Property, Plant and Equipment             15,142,094    14,664,563
     Other Assets
      Prepaid pension asset                            7,827,723     7,493,212
      Property held for sale                           1,417,652     1,249,692
      Goodwill                                         3,013,124     3,128,276
      Other                                               56,341        41,721
        Total Other Assets                            12,314,840    11,912,901

     Total Assets                                    $93,113,973   $88,832,415




                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 3

                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                      June 30,     December 31,
                                                        1998          1997
                                                     (Unaudited)         *

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                               $11,020,236   $10,678,303
      Accrued liabilities                             11,292,647    11,553,266
      Accrued income taxes                               688,711       501,745
      Current maturities of long-term debt               420,688       322,499
           Total current liabilities                  23,422,282    23,055,813
     Long-term Debt                                    2,126,685     1,599,962
     Other Liabilities

      Discontinued operations and environmental
       remediation                                    16,300,000    16,900,000
      Deferred income taxes                              994,801       356,220
            Total other liabilities                   17,294,801    17,256,220
     Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                -             -
      Common stock, par value $2.50
       Authorized 12,000,000 shares
       Issued and outstanding 8,598,858 shares        21,497,145    21,497,145
       Retained earnings                              28,773,060    25,423,275
         Total Shareholder's Equity                   50,270,205    46,920,420

     Total Liabilities and Shareholders' Equity      $93,113,973   $88,832,415

                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

FANSTEEL INC.                                                          Form 10-Q
                        CONSOLIDATED STATEMENT OF INCOME                  Page 4
                                   (UNAUDITED)


                                             For the Three Months Ended
                                                    June 30,       June 30,
                                                      1998           1997

     Net sales                                    $ 39,643,710   $ 35,841,277

     Costs and expenses
      Cost of products sold                         32,761,600     29,196,317
      Selling, general and administrative            4,531,455      4,218,835

                                                    37,293,055     33,415,152


     Operating income                                2,350,655      2,426,125

     Other income (expense)
      Interest income on investments                   135,828        171,546
      Interest expense                                 (22,219)       (22,283)
      Other                                             98,833            935

                                                       212,442        150,198


     Income before income taxes                      2,563,097      2,576,323


     Income tax provision                              942,000      1,018,000


     Net income                                   $  1,621,097   $  1,558,323


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858



     Basic and diluted net income per share              $0.19          $0.18



     Dividends per common share                          $   -          $   -








                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 5

                                  FANSTEEL INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                     For the Six Months Ended
                                                    June 30,       June 30,
                                                      1998           1997

     Net sales                                    $ 79,433,195   $ 69,555,519

     Costs and expenses
      Cost of products sold                         65,365,087     56,883,651
      Selling, general and administrative            9,052,378      8,167,437

                                                    74,417,465     65,051,088


     Operating income                                5,015,730      4,504,431

     Other income (expense)
      Interest income on investments                   292,146        329,136
      Interest expense                                 (43,244)       (45,505)
      Other                                             64,153        (16,813)

                                                       313,055        266,818


     Income before income taxes                      5,328,785      4,771,249


     Income tax provision                            1,979,000      1,878,000

     Net income                                   $  3,349,785   $  2,893,249


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858



     Basic and diluted net income per share              $0.39          $0.34



     Dividends per common share                          $   -          $   -






                (See Notes to Consolidated Financial Statements)

                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 6

                                  FANSTEEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,
                                                      1998           1997

                                                       Increase (decrease) in
                                                     cash and cash equivalents
     Cash flows from operating activities:

      Net income                                  $ 3,349,785    $ 2,893,249

      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization               1,116,532      1,109,895
        Net pension (credit) charge                  (334,511)        70,636
        Deferred income tax charge                    648,610        456,748
        Gain from disposals of property, plant,
          and equipment                              (136,527)             -
       Changes in assets and liabilities:
        Decrease in marketable securities              41,196        126,933
        Decrease (increase) in accounts
          receivable                                  199,927     (1,322,634)
        (Increase) in inventories                  (2,390,835)    (1,149,599)
        Decrease (increase) in other assets-
          current                                     106,556       (187,486)
        (Decrease) in accounts payable & accruals    (518,686)      (100,617)
        Increase in income taxes payable              186,966         79,163
        (Increase) in other assets                   (182,580)       (59,714)
       Net cash provided by operating activities    2,086,433      1,916,574

     Cash flows from investing activities:
       Additions to property, plant and equipment  (1,588,921)      (523,054)
       Increase in net assets of discontinued
         operations-design, engineering and
            equipment for processing plant         (2,628,723)      (216,845)
       Proceeds from disposition of marketable
        securities - current                        5,000,000      5,000,000
       Proceeds from sale of property, plant and
           equipment                                  246,537              -
      Net cash provided by investing activities     1,028,893      4,260,101

     Cash flows from financing activities:
       Proceeds from long-term debt                   828,774        143,404
       Payments of long-term debt                    (203,862)      (202,103)
       Principal payments for capital leases                -         (8,638)
      Net cash provided by (used in) financing
          activities                                  624,912        (67,337)

     Net increase in cash and cash equivalents      3,740,238      6,109,338

     Cash and cash equivalents at beginning of
      period                                        8,038,229      3,588,290

     Cash and cash equivalents at June 30         $11,778,467    $ 9,697,628

                (See Notes to Consolidated Financial Statements)

PART 1 - FINANCIAL INFORMATION                                         Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 7

FANSTEEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Consolidated Financial Statements

  The consolidated balance sheet at June 30, 1998, and the consolidated statements of income for the three months and six months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

 The Company determines its securities to be "held-to-maturity" or "available-for-sale" securities, depending upon the applicable security. Marketable securities with a maturity date of one year or less are classified as current, and over one year maturity date are classified as non-current on the balance sheet. As of June 30, 1998, the Company had no marketable securities.

 The Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues, insurance policies, and development loans. Total unused lines of credit, including the revolving credit agreement, were $12.1 million as of June 30, 1998.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption of this Statement has no impact on net income or shareholders' equity. Statement 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. For the three months and six months ended June 30, 1998 and 1997, total comprehensive income was equal to net income.

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


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 8

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into two business segments: Industrial Tools and Metal

Fabrications. Net sales and operating income for the second quarter and six months ended June 30, 1998 and 1997 for each of the Company's business segments are summarized below:

                          Second Quarter                Six Months
                             1998          1997          1998          1997

   Net Sales:

Industrial Tools

     Sales               $15,102,758   $14,204,615   $30,455,788   $27,555,445
     Intersegment sales         (579)            -        (4,807)            -
                          15,102,179    14,204,615    30,450,981    27,555,445

Metal Fabrications

     Sales                24,545,312    21,668,621    48,994,984    42,057,543
     Intersegment sales       (3,781)      (31,959)      (12,770)      (57,469)
                          24,541,531    21,636,662    48,982,214    42,000,074

                         $39,643,710   $35,841,277   $79,433,195   $69,555,519

   Operating Income:

    Industrial Tools     $   958,223   $   989,400   $ 2,102,592   $ 1,814,785

    Metal Fabrications     1,403,892     1,453,184     2,940,368     2,717,115

    Corporate                (11,460)      (16,459)      (27,230)      (27,469)

                         $ 2,350,655   $ 2,426,125   $ 5,015,730   $ 4,504,431




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

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

 Net sales for the quarter ended June 30, 1998 of $39,644,000 increased $3,803,000, or 10.6%, from the second quarter, 1997 net sales of $35,841,000.

 Industrial Tools business segment net sales for the second quarter of 1998 were $15,102,000 compared to $14,205,000 for the same period of 1997, an increase of $897,000, or 6.3%. The tungsten carbide cutting tools product line provided most of this increase, primarily in sales of rotary tools, as recent equipment investments resulted in expanded production capacity. Construction tool sales experienced its strongest quarterly sales in the last two years, as demand increased overall due to the addition of new tool designs, the efforts of an increased marketing staff, and a higher level of investment into conventional marketing strategies. Compared to the second quarter of 1997, coal mining tool sales improved in the current quarter as order activity was strong from the mines in the Midwest. Sales of wear parts declined in the second quarter of 1998 compared to the second quarter sales of 1997 primarily due to a slowdown in the oil drilling and die markets.

  Metal Fabrications business segment net sales for the quarter ended June 30, 1998 were $24,542,000, an increase of $2,905,000, or 13.4%, from the second quarter, 1997 net sales of $21,637,000. Sales of machined aircraft parts, which were added to our product offerings with the September 30, 1997 acquisition of Schulz Products Inc., contributed over a third of the total increase, but the operation represents less than 5% of the total segment sales. Forging sales increased 12.5% over the second quarter of 1997 based on the continuing strength of the commercial aircraft market. Sales of magnesium and aluminum sand casting products also increased in the second quarter of 1998, due to the strength of the commercial aircraft market. The mix of production castings sold versus new casting tooling sold also improved. Investment castings revenues posted strong sales gains over the second quarter of 1997, due to increased customer demand, particularly in the medium-duty truck market. After recording its highest ever quarterly sales in the first quarter of 1998, wire formed products exceeded that record in the second quarter of 1998. Sales to the lawn and garden equipment market, which is the largest market served by the wire formed products line, are historically the highest in the first quarter, as shipments generally decline in the following quarters due to the seasonal nature of the industry. However, demand for wire formed products from this industry continued to be strong into the second quarter of 1998. Increased demand from a more diversified customer base also impacted sales of this product line. Sales of powdered metal components decreased from the second quarter of 1997, as key customers experienced capacity problems which caused them to reduce inventory inputs.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 10

  The Company's operating income for the quarter ended June 30, 1998 of $2,351,000 decreased $75,000, or 3.1%, from second quarter, 1997 operating income of $2,426,000. As a percentage of net sales, operating income in the second quarter of 1998 decreased to 5.9% from 6.8% in the second quarter of 1997.

  Industrial Tools business segment operating income for the second quarter of 1998 was $958,000 compared to $989,000 for the same period of 1997, a decrease of $31,000, or 3.1%. As a percentage of net sales, operating income was 6.3% for the second quarter of 1998 compared to 7.0% for the same period last year. Increases in labor, manufacturing overhead, and selling expenses offset the profits from the higher sales volume. The largest increase was in manufacturing overhead, of which a substantial portion relates to facility expansion. As a percentage of sales, material and outside processing costs declined.

   Operating income for the Metal Fabrications business segment for the second quarter of 1998 was $1,404,000, compared to $1,453,000 for the same period of 1997, a decrease of $49,000, or 3.4%. As a percentage of net sales, operating income was 5.7% for the second quarter of 1998 compared to 6.7% in the same period last year. Despite the higher sales volume, operating income as a percentage of sales was lower as a result of production inefficiencies. Production flows were hindered at the Company's forging operation as the steam delivery system was not able to meet current capacity requirements. The steam delivery system is being upgraded and replaced concurrently with a new system that is scheduled to be fully operational during the latter part of the third quarter. In addition, the Company's investment casting facility experienced a degree of inefficiency caused by ramping up production quickly to meet escalating sales and the need to maintain on-time deliveries. The Company is exploring methods of providing the operation with capacity expansion relatively quickly.

  Other income for the second quarter of 1998 was $212,000, an increase of $62,000 from 1997 other income of $150,000. Nonrecurring gains of $137,000 were recorded during the second quarter of 1998, which included the sale of excess, unused land. Interest earned on marketable securities decreased $36,000 from the second quarter of 1997 as less cash was available for investment since the September 30, 1997 acquisition of Schulz Products.

  Net income for the quarter ended June 30, 1998 was $1,621,000 or $.19 per share compared to $1,558,000 or $.18 per share for the same period of 1997, an increase of $63,000, or 4.0%. Net income as a percentage of net sales for the second quarter of 1998 was 4.1% compared to 4.3% for the second quarter of 1997. Net income benefited from a lower tax rate in the second quarter of 1998 related to state income tax valuation allowance reduction.


Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

  Net sales for the first six months of 1998 were $79,433,000 compared to $69,556,000 for the same period in 1997, an increase of $9,877,000, or 14.2%.

  Net sales for the Industrial Tools business segment for the first six months of 1998 were $30,451,000, an increase of $2,896,000, or 10.5%, from net sales of $27,555,000 for the same period of 1997. Increased shipments of rotary tools, classified within the tungsten carbide cutting tools product line, were the primary reason for the improvement in this business segment. Production capacity increases from 1997 equipment investments have allowed for the improvement in sales over the prior year. Insert sales also showed improvement within the cutting tool product line, as customers placed higher emphasis on
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 11

special orders. Construction tool sales for the first half of 1998 improved over the prior year as demand for the new pyramid-tipped construction tool was greater than anticipated and the investments into marketing staff and conventional marketing strategies started to materialize. In addition, construction tool shipments for the first half of 1998 included sales for a municipality contract which did not begin until the second quarter of 1997. Compared to the first six months of 1997, coal mining tool sales improved as order activity for existing tool designs increased from the mines in the Midwest. Sales of wear parts declined in the first six months of 1998 compared to 1997 primarily due to a slowdown in the oil drilling and die markets.

  Metal Fabrications business segment net sales for the first six months of 1998 were $48,982,000 compared to $42,000,000 for the first half of 1997, an increase of $6,982,000, or 16.6%. Machined aircraft components, produced by Schulz Products Inc. which was acquired September 30, 1997, were responsible for nearly a third of this increase. Sales of forgings were up 23.4% from the prior year due to the continued strength of the commercial aircraft market. Also increasing on the strength of the commercial aircraft market were sales of magnesium and aluminum sand casting products which increased 4.4% over the prior year. The increase in sand casting products was not as large as other aerospace-related product lines due to the decrease in new casting tooling sales. The mix of sales shifted to production castings, which increased 15.1%. Investment casting revenues grew 6.3% over the prior year, based largely on the increased demand for engine components used in the medium-duty truck industry. Wire formed products reported its two strongest quarters ever, resulting in a 12.5% increase over last year. Demand for wire formed products was especially strong in the lawn and garden equipment industry. Sales of powdered metal components increased 2.1% over the first six months of 1997, partially as a result of increased production capacity made available through 1997 capital investments.

  The Company's operating income of $5,016,000 for the six months ended June 30, 1998 increased by $512,000, or 11.4%, from operating income of $4,504,000 for the first six months of 1997. As a percentage of net sales, operating income for the first half of 1998 decreased to 6.3% from 6.5% in the first half of 1997.

  Industrial Tools business segment operating income for the first six months of

1998 was $2,103,000, compared to $1,815,000 for the same period of 1997, an increase of $288,000, or 15.9%. As a percentage of net sales, operating income was 6.9% for the first half of 1998 compared to 6.6% in the same period of the prior year. Operating income increased in relation to the higher sales volume. As a percentage of net sales, operating income was positively impacted by lower material and outside processing costs, offset partially by higher labor and overhead costs. Selling, general and administrative expenses remained the same as a percent of net sales compared to the first six months of 1997.

  Metal Fabrications business segment operating income for the first half of 1998 was $2,940,000, compared to $2,717,000 for the same period of 1997, an increase of $223,000, or 8.2%. Operating income increased in relation to the higher sales volume. As a percentage of net sales, operating income was 6.0% for the six months ended June 30, 1998 compared to 6.5% for the same period last year. Operating income as a percentage of sales was negatively impacted by the second quarter production inefficiencies at the forging facility and investment casting facility. Operating income as a percentage of sales was positively impacted by reduced selling, general, and administrative expenses for the six months ended June 30, 1998 compared to the same period of the prior year.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 12

  Other income for the first half of 1998 was $313,000, an increase of $46,000 from other income of $267,000 for the first half of 1997. Nonrecurring gains increased $137,000 during the first half of 1998 compared to the same period of 1997 as a result of the sale of excess, unused land. Interest earned on marketable securities decreased $37,000 from the prior first six months as less cash was available for investment since the September 30, 1997 acquisition of Schulz Products.

  Net income for the six months ended June 30, 1998 was $3,350,000 or $.39 per share compared to $2,893,000, or $.34 per share, for the same period of 1997, an increase of $457,000, or 15.8%. Net income as a percentage of net sales at 4.2% for the first half of 1998 remained the same as the same period of the prior year.

  Order backlog at June 30, 1998 was $60,151,000 compared to $52,069,000 at June 30, 1997, an increase of $8,082,000, or 15.5%, with most of the increase coming from the aircraft market within the Metal Fabrications business segment. Schulz Products, acquired on September 30, 1997 and classified under Metal Fabrications, contributed $1,165,000 to the backlog for machined aircraft components. Industrial Tools business segment backlog at $7,116,000 at June 30, 1998 remained nearly the same compared to June 30, 1997, increasing $40,000 or 0.6%. Within the tungsten carbide cutting tool product line, backlog for rotary tools and inserts increased as customer demand for these products remained strong. These increases were offset by lower backlogs for carbide wear parts, construction tools and mining tools. Wear parts backlog decreased due to a decline in orders for other die parts and drilling compacts. While the construction tools backlog decreased, the change in the backlog is not a key indicator of construction tool business as the majority of sales are from finished stock. Coal mining tools backlog decreased from June 30, 1997 partially due to the inclement weather in the eastern part of the United States during the first quarter of 1998. Metal Fabrications business segment backlog at June 30, 1998 was $53,035,000, an increase of $8,042,000, or 17.9%, from June 30, 1997.
The forgings and sand casting products backlogs increased $1,155,000 and $3,889,000, respectively, from June 30, 1997 based on the strength of the aerospace market. Orders received for investment castings were strong during the second quarter, resulting in a 41.4% increase in the ending backlog over the prior year. The wire forming backlog improved as order activity was strong in 1998, but tapered off during the second quarter which is indicative of the lawn and garden season slowing. The powdered metal backlog increased from June 30, 1997, as order activity improved in the second quarter of 1998.

  Inflation factors did not, and generally do not, significantly affect the overall operations of the Company.


Outlook

  A continued high level of activity in the commercial aircraft market, combined with steady demand from other markets served such as automotive, lawn and garden, metalworking, oil drilling and military ordnance, is key in continuing operating profitability. The strong commercial aircraft market is expected to continue for the near term based on the numerous orders received to date for forgings and sand castings. Long-term prospects will depend on a steady build rate of new aircraft and sales of spare parts for the planes now being built. Improvements in the Company's production processes, new product development, and investment in capital equipment, directed primarily at commercial markets, should increase opportunities for growth. The Company is seeking increased share of current markets, as well as new markets, through
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 13


investment in current operating units and acquisitions. The Company has utilized, and is constantly seeking, funding assistance on favorable terms from states and municipalities for expansion of production capabilities. Cost control programs remain active in all operating plans throughout the Company.


Liquidity and Capital Resources

 Cash and cash equivalents amounted to $11,778,000 at June 30, 1998, an increase of $3,740,000 from December 31, 1997. Investing activities provided $1,029,000 as a $5,000,000 marketable security matured and was reinvested in interest-bearing cash equivalents. Investments in plant and equipment at operating locations totaled $1,589,000, in accordance with management's program to expand the operations of the Company. Design, engineering, and equipment costs of $2,629,000 were incurred for the processing plant being built for reclamation and decommissioning purposes in Muskogee, Oklahoma. Proceeds from the sale of property, plant, and equipment provided $247,000. Working capital needs were greater due to higher sales and production volumes resulting in an inventory increase of $2,391,000. Inventory turns have improved compared to prior periods. Cash flows from financing activities provided $625,000, with $829,000 received from the state of Pennsylvania for low-interest development loans for expansion at the Company's two Pennsylvania facilities. Debt payments were $204,000.

  In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

  Cash, cash equivalents and marketable securities on hand have been sufficient to date to meet the demands of increased working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, in anticipation of Company programs to expand current operations, possible future acquisitions, and reclamation and decommissioning costs for the Muskogee, Oklahoma plant, the Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues, insurance policies, and development loans. Total unused lines of credit, including the revolving credit agreement, were $12.1 million as of June 30, 1998.

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. All of the Company's debt is related to development loans obtained from various states. In February 1998, the Company received proceeds from the state of Pennsylvania for the expansion of the powdered metal components facility. In April 1998, the Company closed on a development loan of $1,100,000 from the state of Pennsylvania to fund expansion of an Industrial Tools facility. Funds of $704,000 were received in the second quarter for this loan.

 On April 30, 1998 the Company's marketable securities, classified as held-to-maturity and invested in a U.S. Treasury Note, matured. Proceeds from this security were $5,000,000, which were reinvested in interest-bearing cash equivalents.



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

  At June 30, 1998 and 1997, the Company had recorded liabilities of $10.4 million and $3.9 million, respectively, for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after approximately ten years of processing the residues described above. An additional provision for discontinued operations of $7,100,000 was recorded in the fourth quarter of 1997 to increase the established liabilities for the estimated cost of additional studies which may be required by regulatory agencies, higher start-up costs, and potentially greater disposal costs after completion of the residue processing period, as well as for cost estimates related to probable future environmental remediation at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

  The estimated net costs of reclaiming and decommissioning the site during the residue processing period include estimated annual revenues of approximately $8 million per year over the ten year processing period and estimated annual operating costs, including depreciation, of approximately the same amount, related to residue processing. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 15

decreases, including those which could result from the increased quantities of certain of these materials made available for sale. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time. The estimated costs of residue processing were developed by Company personnel and independent consultants using third-party evaluations based on the pilot testing performed. Unforeseen production complications could cause processing costs to increase from current estimates.

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

 The remaining land and buildings of the Company's former Precision Sheet Metal
(PSM) operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale at a cost of $1,418,000 at June 30, 1998. The cost of preparing the property for sale, principally environmental clean-up, will be capitalized. Management believes that proceeds from the sale of the property will be adequate to recover its

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 16

costs, including costs of preparing the property for sale. The Company believes the liabilities established for other costs associated with the close-down of PSM are adequate to cover such costs. A significant decline in real estate values in Los Angeles and/or identification of additional contamination on-site could require the liabilities to be adjusted.

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



                                                                       Form 10-Q
                                                                         Page 17

                           PART II - OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Security Holders

        a) The Annual Meeting of Shareholders was held on May 20, 1998.

        c) The nominations for Directors of the Company were brought before shareholders of the Company at the Annual Meeting of Shareholders. The votes cast for and votes withheld for each of the following nominees are as follows:

                               Votes            Votes
              Nominee           For           Withheld

        E. P. Evans           8,055,586      162,773

        R. S. Evans           8,055,586      162,773

        T. M. Evans, Jr.      8,055,586      162,773

        W. D. Jarosz          8,055,520      162,839

        P. J. Kalis           8,055,586      162,773

        J. S. Petrik          8,055,496      162,863


        The appointment of Ernst & Young LLP as auditors of the Company for the year ending December 31, 1998 was placed before shareholders for ratification at the Annual Meeting of Shareholders. The appointment of Ernst & Young LLP as auditors of the Company was ratified with 8,099,142 votes cast for, 9,356 votes cast against, and 5,599 abstentions.

        A Long-Term Incentive Compensation plan, designed to assist in attracting and retaining highly competent employees and to act as an incentive in motivating selected officers and other key employees of the Company and its Subsidiaries to achieve long-term corporate objectives, was placed before shareholders for approval at the Annual Meeting of Shareholders. The Long-Term Incentive Compensation plan was approved, with 6,674,104 votes cast for the plan, 1,359,723 votes cast against the plan, and 80,587 abstentions.



     Item 6.    Exhibits and Reports on Form 8-K

        b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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



                                       Fansteel Inc.
                                   (Registrant)








Date -  08/11/98                       /s/William D. Jarosz
William D. Jarosz
                                  Chairman, Chief Executive Officer
                                            and President







Date -  08/11/98                     /s/R. Michael McEntee                    R.
Michael McEntee
                             Vice President and Chief Financial Officer