Form 10-Q
period 1998-09-30
FANSTEEL INC
filed 1998-11-13
CIK 34471

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

     For the period ended                September 30, 1998

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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of September 30, 1998)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 2

                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET

                                                     September 30, December 31,

                                                         1998          1997
     ASSETS                                           (Unaudited)        *
     Current Assets
      Cash and cash equivalents (including
       securities purchased under agreement
       to resell of $3,960,065 in 1998
       and $6,750,000 in 1997)                       $ 4,527,623   $ 8,038,229
      Marketable securities                                    -     5,041,196
      Accounts receivable - net                       22,625,214    21,782,872
      Inventories
       Raw material and supplies                       5,210,476     3,815,376
       Work-in-process                                15,901,410    15,306,393
       Finished goods                                  8,464,303     7,273,625
                                                      29,576,189    26,395,394
       Less reserve to state certain
        inventories at LIFO cost                       6,931,677     6,931,677
          Total inventories                           22,644,512    19,463,717
      Other assets - current
       Deferred income taxes                           2,264,118     2,279,162
       Other                                           1,221,669     1,576,333
           Total current assets                       53,283,136    58,181,509
     Net Assets of Discontinued Operations            10,447,866     4,073,442
     Property, Plant and Equipment
      Land                                             1,990,938     1,421,641
      Buildings                                       12,815,934    10,802,718
      Machinery and equipment                         54,943,073    51,293,733
                                                      69,749,945    63,518,092
      Less accumulated depreciation                   50,000,287    48,853,529
        Net Property, Plant and Equipment             19,749,658    14,664,563
     Other Assets
      Prepaid pension asset                            7,735,946     7,493,212
      Property held for sale                           1,460,598     1,249,692
      Goodwill                                         2,955,548     3,128,276
      Other                                               85,930        41,721
        Total Other Assets                            12,238,022    11,912,901

     Total Assets                                    $95,718,682   $88,832,415




                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 3

                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                     September 30, December 31,
                                                        1998          1997
                                                     (Unaudited)         *

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                               $12,838,737   $10,678,303
      Accrued liabilities                             11,024,200    11,553,266
      Accrued income taxes                               302,658       501,745
      Current maturities of long-term debt               406,805       322,499
           Total current liabilities                  24,572,400    23,055,813
     Long-term Debt                                    2,455,286     1,599,962
     Other Liabilities

      Discontinued operations and environmental
       remediation                                    16,300,000    16,900,000
      Deferred income taxes                            1,297,260       356,220
            Total other liabilities                   17,597,260    17,256,220
     Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                -             -
      Common stock, par value $2.50
       Authorized 12,000,000 shares
       Issued and outstanding 8,598,858 shares        21,497,145    21,497,145
       Retained earnings                              29,597,679    25,423,275
       Foreign currency translation adjustment            (1,088)            -
         Total Shareholder's Equity                   51,093,736    46,920,420

     Total Liabilities and Shareholders' Equity      $95,718,682   $88,832,415

                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

FANSTEEL INC.                                                          Form 10-Q
                        CONSOLIDATED STATEMENT OF INCOME                  Page 4
                                   (UNAUDITED)


                                             For the Three Months Ended
                                                  September 30,  September 30,
                                                      1998           1997

     Net sales                                    $ 36,746,257   $ 34,039,581

     Costs and expenses
      Cost of products sold                         31,074,206     31,108,688
      Selling, general and administrative            4,387,661      4,191,015

                                                    35,461,867     35,299,703


     Operating income (loss)                         1,284,390     (1,260,122)

     Other income (expense)
      Interest income on investments                   113,101        183,058
      Interest expense                                 (29,876)       (21,912)
      Other                                            (33,996)      (105,247)

                                                        49,229         55,899


     Income (loss) before income taxes               1,333,619     (1,204,223)


     Income tax provision (benefit)                    509,000       (364,000)


     Net income (loss)                            $    824,619   $   (840,223)


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858



     Basic and diluted net income (loss) per
      share                                              $0.10         ($0.10)


     Dividends per common share                          $   -          $   -







                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 5

                                  FANSTEEL INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                              For the Nine Months Ended
                                                  September 30,  September 30,
                                                      1998           1997

     Net sales                                    $116,179,452   $103,595,100

     Costs and expenses
      Cost of products sold                         96,439,293     87,992,339
      Selling, general and administrative           13,440,039     12,358,452

                                                   109,879,332    100,350,791


     Operating income                                6,300,120      3,244,309

     Other income (expense)
      Interest income on investments                   405,247        512,194
      Interest expense                                 (73,120)       (67,417)
      Other                                             30,157       (122,060)

                                                       362,284        322,717


     Income before income taxes                      6,662,404      3,567,026


     Income tax provision                            2,488,000      1,514,000

     Net income                                   $  4,174,404   $  2,053,026


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858



     Basic and diluted net income per share              $0.49          $0.24



     Dividends per common share                          $   -          $   -






                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 6

                                  FANSTEEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

     FOR THE NINE MONTHS ENDED SEPTEMBER 30,          1998           1997
                                                       Increase (decrease) in
                                                     cash and cash equivalents
     Cash flows from operating activities:

      Net income                                  $ 4,174,404    $ 2,053,026

      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization               1,715,517      1,638,426
        Net pension (credit) charge                  (242,734)       104,131
        Deferred income tax charge (credit)           956,084       (158,318)
        Gain from disposals of property, plant,
          and equipment                              (135,062)             -
       Changes in assets and liabilities:
        Decrease (increase) in marketable              41,196       (129,616)
         securities
        (Increase) in accounts receivable            (842,342)      (685,718)
        (Increase) in inventories                  (3,181,883)      (136,997)
        Decrease (increase) in other assets-
         current                                      354,664       (318,872)
        Increase in accounts payable & accruals     1,031,368        933,912
        (Decrease) in income taxes payable           (199,087)      (210,345)
        (Increase) decrease in other assets          (255,115)       636,544
       Net cash provided by operating activities    3,417,010      3,726,173

     Cash flows from investing activities:
       Payments for acquisitions (Fansteel de
        Mexico in 1998 and Schulz Products in
        1997):
         Accounts receivable                                -       (448,694)
         Inventory                                          -       (834,500)
         Other assets - current                             -         (9,692)
         Property, plant and equipment             (3,779,307)      (559,054)
         Accounts payable and accrued liabilities           -        360,091
          Total acquisitions                       (3,779,307)    (1,491,849)

       Additions to property, plant and equipment  (2,960,053)    (1,188,893)
       Increase in net assets of discontinued
         operations-design, engineering and
            equipment for processing plant         (6,374,424)      (944,944)
       Proceeds from disposition of marketable
        securities - current                        5,000,000      5,000,000
       Proceeds from sale of property, plant and
           equipment                                  246,538          2,800
      Net cash (used in) provided by investing
        activities                                 (7,867,246)     1,377,114




                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 7

                                  FANSTEEL INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (UNAUDITED)

     FOR THE NINE MONTHS ENDED SEPTEMBER 30,          1998           1997
                                                       Increase (decrease) in
                                                     cash and cash equivalents

      Cash flows from financing activities:
       Proceeds from long-term debt               $ 1,225,000    $   143,404
       Payments of long-term debt                    (285,370)      (279,171)
       Principal payments for capital leases                -         (8,638)
      Net cash provided by (used in) financing
          activities                                  939,630       (144,405)

     Net (decrease) increase in cash and cash
         equivalents                               (3,510,606)     4,958,882

     Cash and cash equivalents at beginning of
      period                                        8,038,229      3,588,290

     Cash and cash equivalents at September 30    $ 4,527,623    $ 8,547,172


                (See Notes to Consolidated Financial Statements)

          PART 1 - FINANCIAL INFORMATION                               Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 8

FANSTEEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Consolidated Financial Statements

  The consolidated balance sheet at September 30, 1998, and the consolidated statements of income for the three months and nine months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

 The Company determines its securities to be "held-to-maturity" or "available-for-sale" securities, depending upon the applicable security. Marketable securities with a maturity date of one year or less are classified as current, and over one year maturity date are classified as non-current on the balance sheet. As of September 30, 1998, the Company had no marketable securities.

 The Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues, insurance policies, and development loans. Total unused lines of credit, including the revolving credit agreement, were $12.1 million as of September 30, 1998.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption of this Statement has no impact on net income or shareholders'

equity. Statement 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. For the three months and nine months ended September 30, 1998 total comprehensive income was $1,088 less than net income due to foreign currency translation losses. For the three months and nine months ended September 30, 1997 total comprehensive income was equal to net income.

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


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 9

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into two business segments: Industrial Tools and Metal Fabrications. Net sales and operating income for the third quarter and nine months ended September 30, 1998 and 1997 for each of the Company's business segments are summarized below:

                          Third Quarter                 Nine Months
                             1998          1997          1998          1997

   Net Sales:

Industrial Tools

     Sales               $14,503,674   $14,522,066   $ 44,959,462  $ 42,077,511
     Intersegment sales         (525)         (823)        (5,332)         (823)
                          14,503,149    14,521,243     44,954,130    42,076,688

Metal Fabrications

     Sales                22,243,764    19,520,041     71,238,748    61,577,584
     Intersegment sales         (656)       (1,703)       (13,426)      (59,172)
                          22,243,108    19,518,338     71,225,322    61,518,412

                         $36,746,257   $34,039,581   $116,179,452  $103,595,100


   Operating Income:

    Industrial Tools     $   870,940   $   999,630   $  2,973,532  $  2,814,415

    Metal Fabrications       423,085    (2,241,599)     3,363,453       475,516

    Corporate                 (9,635)      (18,153)       (36,865)      (45,622)

                         $ 1,284,390   $(1,260,122)  $  6,300,120  $  3,244,309




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

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

 Net sales for the quarter ended September 30, 1998 of $36,746,000 increased $2,706,000, or 7.9%, from the third quarter, 1997 net sales of $34,040,000.

 Industrial Tools business segment net sales of $14,503,000 for the third quarter of 1998 remained nearly unchanged from third quarter, 1997 net sales of $14,521,000. The tungsten carbide cutting tools product line declined in the third quarter of 1998 compared to the third quarter of 1997, as gains made in rotary tool sales did not offset the declines in Tantung products, turning tools and milling tools. Improvements in rotary tools sales over the prior year third quarter were partially the result of expanded production capacity. Sales of Tantung products, turning tools, and milling tools were impacted by a general slowdown in the domestic markets served. Insert sales, also classified within the tungsten carbide cutting tools line, remained unchanged from the prior year third quarter. Sales of wear parts declined in the third quarter of 1998 compared to the third quarter of 1997, primarily due to a slowdown in the oil drilling and die markets. Third quarter sales for coal mining tools were at the highest quarterly sales level of the last two years, as order activity has been strong from the Midwestern mines. After achieving the same mark in the second quarter of 1998, third quarter construction tool sales posted its highest quarterly sales in the last two years. The improvement in construction tool sales is attributable to the addition of new tool designs, the efforts of an increased marketing staff, a higher level of investment into conventional marketing strategies, and increased spending on road construction and repair programs across the country.

  Metal Fabrications business segment net sales for the quarter ended September 30, 1998 were $22,243,000, an increase of $2,725,000, or 14.0%, from third quarter, 1997 net sales of $19,518,000. Sales of machined aircraft parts, which were added to the Company's product offerings with the September 30, 1997 acquisition of Schulz Products Inc., contributed over a quarter of the total increase. Based on the strength of the commercial aircraft market, forging sales increased 10.6% and sand casting product sales increased 16.3% over the third quarter of 1997. Increased demand from a more diversified customer base positively impacted sales of wire formed products, offsetting some of the typical decline associated with third quarter slowdowns from the lawn and garden market. Third quarter 1998 sales of investment castings were at the highest quarterly level of the past two years, due largely to increased demand in the medium-duty truck market. Sales of powdered metal components increased compared to the third quarter of 1997, due to higher activity from the lawn and garden industry.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 11

  The Company's operating income for the third quarter ended September 30, 1998 was $1,284,000 compared to an operating loss of $1,260,000 for the same period of the prior year. The third quarter, 1997 operating loss included unusual charges of $2,800,000, related primarily to the write-off of non-salable inventories at the sand casting operation.

  Industrial Tools business segment operating income for the third quarter of 1998 was $871,000 compared to $1,000,000 for the same period of 1997, a decrease of $129,000, or 12.9%. As a percentage of net sales, operating income for this business segment was 6.0% for the third quarter of 1998 compared to 6.9% for the same period of the prior year. Negatively impacting operating income were increased selling expenses, labor costs, and manufacturing overhead, of which a substantial portion was related to current expansions at the Latrobe, PA and the Gulfport, MS facilities. These expansions are targeted for completion in the latter part of the fourth quarter.

   Operating income for the Metal Fabrications business segment for the third quarter of 1998 was $423,000, compared to an operating loss of $2,242,000 for the same period of 1997. Results for the third quarter of 1997 included unusual charges of $2,800,000, related primarily to the write-off of non-salable inventories at the sand casting operation. The sand casting operation incurred high scrap costs in the third quarter of 1998, although these scrap costs were improved when compared to the third quarter of 1997. Increased efforts to reduce scrap have been initiated and will be closely monitored. Despite the higher sales volume, operating income suffered from production inefficiencies at two of the Company's manufacturing facilities. At the forging facility, production flows were hindered by the inability of the current steam delivery system to meet increased capacity requirements. The upgrading and replacement of the current system with a new one began in the second quarter of 1998 with completion targeted for the third quarter. Revised environmental requirements, however, delayed installation of the new system, with full implementation now expected in the first quarter of 1999. In addition, operating income at the forging facility was negatively impacted by higher material costs. The Company's investment casting facility also experienced production inefficiencies as a result of capacity constraints. To provide capacity relief, the Company purchased a 69,000 square foot investment casting facility in Reynosa, Mexico on August 27, 1998. The new plant, Fansteel de Mexico, will produce investment castings in conjunction with the Company's existing facility. Operating income in the third quarter of 1998 was negatively impacted by start-up costs which will continue through year-end when production is expected to begin at the new facility.

  Other income for the third quarter of 1998 was $49,000, a decrease of $7,000 from third quarter, 1997 other income of $56,000. Non-recurring losses decreased $51,000, as third quarter 1997 results included a non-recurring charge of $85,000 for a closed facility, and bad debts decreased $31,000. Interest earned on marketable securities decreased $70,000 from the third quarter of 1997 as less cash was available for investment since the September 30, 1997 acquisition of Schulz Products and the start-up of the construction phase for the environmental reclamation and decommissioning at the discontinued operation in Muskogee, Oklahoma.

  Net income for the quarter ended September 30, 1998 was $825,000, or $.10 per share, compared to a net loss of $840,000, or $.10 per share, for the same period of 1997. The net loss in the third quarter of 1997 included unusual charges, net of tax benefits, of $1,818,000 or $.21 per share, related primarily to the write-off of non-salable inventories at the sand casting operation.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 12



Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

  Net sales for the first nine months of 1998 were $116,179,000 compared to

$103,595,000 for the same period in 1997, an increase of $12,584,000, or 12.1%.

  Net sales for the Industrial Tools business segment for the nine months ended September 30, 1998 were $44,954,000, an increase of $2,877,000, or 6.8%, from net sales of $42,077,000 for the same period of 1997. Increased shipments of rotary tools, classified within the tungsten carbide cutting tools product line, were the primary reason for the improvement in this business segment. Production capacity increases from 1997 equipment investments have allowed for the improvement in sales over the prior year. Insert sales, also classified within the cutting tool product line, showed improvement as customers placed higher emphasis on special orders. Compared to the first nine months of 1997, coal mining tool sales improved as order activity for existing tool designs increased from the mines in the Midwest. Shipments of wear parts declined in the first nine months of 1998 compared to 1997 primarily due to a slowdown in the oil drilling and die markets. Construction tool sales posted its highest quarterly sales of the last two years in the second and third quarters of 1998, resulting in gains over the prior year. The improvement in construction tool sales is attributable to the addition of new tool designs, the efforts of an increased marketing staff, a higher level of investment into conventional marketing strategies, and increased spending on road construction and repair programs across the country.

  Metal Fabrications business segment net sales for the first nine months of 1998 were $71,225,000 compared to $61,518,000 for the same period of the prior year, an increase of $9,707,000, or 15.8%. Machined aircraft components, produced by Schulz Products Inc. which was acquired September 30, 1997, were responsible for nearly a third of this increase. Sales of forgings for the nine months ended September 30, 1998 improved by 18.9% from the same period of the prior year due to the continued strength of the commercial aircraft market. Sales of magnesium and aluminum sand casting products, sold primarily to the commercial aircraft market, increased 7.6% over the prior year. Wire formed products reported its strongest quarters ever in the first and second quarters of 1998, resulting in an 11.8% increase over the same period of the prior year. Demand for wire formed products was especially strong in the lawn and garden equipment industry. Investment casting revenues improved over the prior year on the strength of its second and third quarter sales which were impacted by the increased demand for engine components used in the medium-duty truck industry. Sales of powdered metal components increased 2.3% compared to the first nine months of 1997, partially as a result of increased production capacity from 1997 capital investments.

  The Company's operating income of $6,300,000 for the nine months ended September 30, 1998 increased by $3,056,000 from operating income of $3,244,000 for the first nine months of 1997. Nine months operating income in 1997 included unusual charges of $2,800,000, related primarily to the write-off of non-salable inventories at the sand casting operation.

  Industrial Tools business segment operating income for the first nine months of 1998 was $2,974,000, compared to $2,814,000 for the same period of 1997, an increase of $160,000, or 5.7%. As a percentage of net sales, operating income was 6.6% for the first nine months of 1998 compared to 6.7% in the same period


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 13


of the prior year. As a percentage of net sales, operating income was positively impacted by lower material and outside processing costs. This was offset by higher labor and overhead costs which are partially the result of capacity constraints and the related on going facility expansions at Latrobe, PA and Gulfport, MS. Compared to the first nine months of 1997, selling, general and administrative expenses increased as a percentage of sales due to a higher level of investment into conventional marketing strategies.

  Metal Fabrications business segment operating income for the period ended

September 30, 1998 was $3,363,000, compared to $475,000 for the same period of 1997, an increase of $2,888,000. Nine month results for 1997 included third quarter unusual charges of $2,800,000, related primarily to the write-off of non-salable inventories at the sand casting operation. As a percentage of net sales, operating income was 4.7% for the nine months ended September 30, 1998. Operating income was negatively impacted by second and third quarter production inefficiencies at both the forging and investment casting facilities and by start-up costs associated with the August, 1998 acquisition of Fansteel de Mexico, although these costs are expected to be minimized once the upgraded steam delivery system and Mexico facility are in full operation. Controlling high scrap costs at the sand casting operation is a high priority in improving profitability at this facility.

  Other income for the first nine months of 1998 was $362,000, an increase of $39,000 from other income of $323,000 for the same period of the prior year. Nonrecurring gains increased $188,000, $127,000 of which was from the sale of excess, unused land and $85,000 of which was for a non-recurring charge in 1997 for a closed facility. Interest earned on marketable securities decreased $107,000, as less cash was available for investment since the September 30, 1997 acquisition of Schulz Products and the start-up of the construction phase for the environmental reclamation and decommissioning at the discontinued operation in Muskogee, Oklahoma.

  Net income for the nine months ended September 30, 1998 was $4,174,000, or $.49 per share, compared to $2,053,000, or $.24 per share, for the same period of 1997. Net income in 1997 included third quarter unusual charges, net of tax benefits, of $1,818,000, or $.21 per share, related primarily to the write-off of non-salable inventories at the sand casting operation.

  Order backlog at September 30, 1998 was $58,163,000 compared to $52,119,000 at September 30, 1997, an increase of $6,044,000, or 11.6%, with most of the increase coming from the aircraft market within the Metal Fabrications business segment. Schulz Products, acquired on September 30, 1997 and classified under Metal Fabrications, contributed $1,683,000 to the backlog for machined aircraft components. Industrial Tools business segment backlog of $4,891,000 at September 30, 1998 decreased by $2,537,000, or 34.2%, compared to September 30, 1997 backlog of $7,428,000. The decrease in the backlog for rotary tools, classified within the tungsten carbide cutting tool product line, was responsible for a large portion of the segment decline as these product sales suffered from market down-turns, particularly in Asia. Wear parts backlog decreased as a result of a slowdown in business, particularly in the oil industry where drilling compacts are used, as the price of oil continues to remain low. While coal mining tools backlog decreased from September 30, 1997 and the construction tools backlog was unchanged from the same period, the change in the backlog is not a key indicator of business as the majority of sales for these two product lines are from finished stock. Metal Fabrications business segment backlog at September 30, 1998 was $53,272,000, an increase of $8,581,000, or 19.2%, from September 30,
1997. The forgings and sand casting products backlogs increased $1,376,000 and $3,766,000, respectively, from
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 14

September 30, 1997 based on the strength of the aerospace market. Orders received for investment castings were strong during the second quarter, resulting in an increase in the ending backlog at September 30, 1998 compared to the same period of the prior year. Backlog for wire formed products improved as order activity increased in 1998 and the typical slowing of the lawn and garden market did have as significant of an impact as in the prior year. The powdered metal components backlog increased from September 30, 1997, as order activity improved in the second and third quarters of 1998.

  Inflation factors did not, and generally do not, significantly affect the overall operations of the Company.

Outlook

  A continued high level of activity in the commercial aircraft market, combined with steady demand from other markets served such as automotive, lawn and garden, metalworking, and military ordnance, is key in continuing operating profitability. The strong commercial aircraft market is expected to continue for the near term based on the numerous orders received to date for forgings and sand castings. Long-term prospects will depend on a steady build rate of new aircraft and sales of spare parts for the planes now being built. Improvements in the Company's production processes, new product development, and investment in capital equipment, directed primarily at commercial markets, should increase opportunities for growth. The Company is seeking increased share of current markets, as well as new markets, through investment in current operating units and acquisitions. Start-up costs associated with the acquisition of Fansteel de Mexico are expected to continue until production of revenues begins in the fourth quarter of 1998 or the first quarter of 1999. The Company has utilized, and is constantly seeking, funding assistance on favorable terms from states and municipalities for expansion of production capabilities. Cost control programs remain active in all operating plans throughout the Company.


Liquidity and Capital Resources

 Cash and cash equivalents amounted to $4,528,000 at September 30, 1998, a decrease of $3,510,000 from December 31, 1997. Investing activities used $7,867,000. In accordance with management's program to expand the operations of the Company, $3,779,000 was used for the acquisition of Fansteel de Mexico and $2,960,000 was used for plant and equipment investments at operating facilities. Design, engineering, and equipment costs of $6,374,000 were incurred for the processing plant being built for reclamation and decommissioning purposes in Muskogee, Oklahoma. A $5,000,000 marketable security matured and was reinvested
in interest-bearing cash equivalents.   Proceeds from the sale of property,
plant, and equipment, primarily from unused land, provided $247,000. Operations provided $3,417,000 with net income, depreciation and amortization generating $4,174,000, $1,543,000 and $173,000, respectively. Working capital needs were greater due to higher sales and production volumes resulting in increases in accounts receivable of $842,000 and in inventory of $3,181,000. Days outstanding and inventory turns have remained consistent with prior periods. Cash flows from financing activities provided $940,000, with $1,225,000 received from the State of Pennsylvania for low-interest development loans for expansion at the Company's two Pennsylvania facilities. Debt payments for the nine months ended September 30, 1998 were $285,000.

  In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 15


reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

  Cash, cash equivalents and marketable securities on hand have been sufficient to date to meet the demands of increased working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, in anticipation of Company programs to expand current operations, possible future acquisitions, and reclamation and decommissioning costs for the Muskogee, Oklahoma plant, the Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues, insurance policies, and development loans. Total unused lines of credit, including the revolving credit agreement, were $12.1 million as of September 30, 1998.

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. All of the Company's debt is related to development loans obtained from various states. In February 1998, the Company received a $125,000 development loan with an interest rate of 5.00% from the State of Pennsylvania for the expansion of the powdered metal components facility. In April 1998, the Company closed on a development loan of $1,100,000 with an interest rate of 5.75% from the State of Pennsylvania to fund expansion of an Industrial Tools facility. As of September 30, 1998 all funds related to this loan had been received.

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

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 16

  The Company has received an amendment to its current NRC license and a revision to its current wastewater discharge permit to allow for the construction and operation of the processing plant. Construction has begun on the processing plant which, when completed, will extract commercially valuable materials such as tantalum, columbium, scandium, and other rare earth and rare metal elements from the feedstock residues. The estimated cost of construction is approximately $12 million. Residue processing is expected to start late in the first quarter of 1999.

  At September 30, 1998 and 1997, the Company had recorded liabilities of $10 million and $3.9 million, respectively, for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after approximately ten years of processing the residues described above. An additional provision for discontinued operations of $7,100,000 was recorded in the fourth quarter of 1997 to increase the established liabilities for the estimated cost of additional studies which may be required by regulatory agencies, higher start-up costs, and potentially greater disposal costs after completion of the residue processing period, as well as for cost estimates related to probable future environmental remediation at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive

Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

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

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 17


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

 The remaining land and buildings of the Company's former Precision Sheet Metal
(PSM) operation within the Metal Fabrications business segment are carried as Other Assets - Property held for sale at a cost of $1,461,000 at September 30, 1998. The cost of preparing the property for sale, principally environmental clean-up, has been capitalized as incurred. On October 23, 1998, this property was sold. Management believes that the proceeds from this sale will be adequate to recover its costs, including costs of preparing the property for sale and the liabilities established for other costs associated with the close-down of PSM. Identification of additional contamination on-site could require the liabilities to be adjusted.

 The Company has also been notified that it is a potentially responsible party at five sites owned by third parties. The Company's participation at three sites is de minimis, and at two other sites the Company is being defended by its insurance carriers.

 The Company has accrued for estimated environmental investigatory and non-capital remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. An additional provision of $6,900,000 was recorded in the fourth quarter of 1997 for the estimated potential exposure for such costs expected to be incurred in the future. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 18



Impact of Year 2000

 Many existing information technology ("IT") products and systems and non-IT products and systems containing embedded processor technology were originally programmed to represent any date by using six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, such products and systems may experience miscalculations, malfunctions, or disruptions when attempting to process information containing dates that fall after December 31, 1999 or other dates, such as September 9, 1999 (9/9/99), a date traditionally used by computer programmers as a default. These potential problems are collectively referred to as the "Year 2000" problem. The following comments summarize the Company's overall approach and status with respect to Year 2000 issues.

 The Company has been engaged in an ongoing, comprehensive project to assess and remediate the impact on its computer systems and programs of the Year 2000 problem. The assessment process began in late 1996 with the inventory of all potentially affected hardware and software, along with a determination as to whether or not they may be impacted by the Year 2000. This assessment has been completed. All software developed in-house has been reviewed and necessary modifications or replacements are in process with final testing to be completed by the end of 1998. The Company has identified software supplied by outside
vendors which is not Year 2000 compliant.   With respect to the critical
applications, the Company has acquired the most recent releases or purchased replacement software which is Year 2000 compliant. Implementation and testing of new releases and new software is scheduled to be completed by mid-1999. Non-critical applications are being reviewed on an on-going basis with revision or replacement being made as needed.

 The Company began an assessment in 1998 of non-IT products and systems which may contain embedded processor technology which will not recognize the year 2000 properly. This assessment is approximately 90% complete with completion targeted for the first quarter of 1999. No significant issues have been identified with non-IT products and systems.

 The total Year 2000 costs are estimated at approximately $1.2 million, which includes new hardware, new software and upgrades to existing computer equipment,
as well as, training for these new systems.   Leases have been obtained as
operating leases for a majority of the new information technology which have either a three or four year term, most of which would have been done through
normal operations of the information systems.   Approximately 20% of the total
expenditures were made in 1997 with an additional 15% made in the first nine months of 1998.

 The Company initiated communications using questionnaires with key suppliers and customers in 1998 to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 problems. Key suppliers have been determined based upon the amount of business and the importance to the Company of the material or services. The initial contacts were with financial institutions which provide banking and employee benefit services. All of those financial institutions have responded by identifying their plans to become year 2000 compliant and now provide
periodic reports on their progress.   Other key suppliers and customers have
also been contacted using questionnaires. This process will be ongoing throughout 1999 with responses reviewed, updates obtained and new key suppliers and customers identified. To date, no negative responses have been received, but there is no guarantee that systems of other companies on which the
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS     Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 19

Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems.

 The Year 2000 project is estimated to be completed by June 30, 1999, which is prior to any anticipated impact on its IT and non-IT products and systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its systems. However, if such modifications and conversions are not made or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

 At this time, the Company is unable to determine its most reasonably likely worst case scenarios as a result of the Year 2000 issue. The Company continues to analyze possible scenarios as part of the Year 2000 project and will develop and modify its contingency plans as more information becomes available. The Company expects to address contingency planning activities throughout 1999.

 The costs of the project and the date on which the Company believes it will complete the Year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant codes, and the level of compliance by key suppliers and customers.









                                                                       Form 10-Q
                                                                         Page 20

                           PART II - OTHER INFORMATION


     Item 6.    Exhibits and Reports on Form 8-K

        b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                                                       Form 10-Q
                                                                         Page 21








                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Fansteel Inc.
                                   (Registrant)








Date -  11/13/98                      /s/ William D. Jarosz
William D. Jarosz
                             Chairman, President, and Chief Executive Officer








Date -  11/13/98                     /s/R. Michael McEntee                   R.
Michael McEntee
                             Vice President and Chief Financial Officer