Form 10-K405
period 1998-12-31
FANSTEEL INC
filed 1999-03-29
CIK 34471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 23, 1999 was $24,715,460.

                                  8,598,858
  (Number of shares of common stock outstanding as of February 23, 1999)

Part III incorporates information by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 19, 1999.

The total number of pages in this Form 10-K is 57 with the exhibit index being on page 56.



                                     PART I

ITEM 1 - BUSINESS

    (a)           On August 27, 1998, the Company acquired the property, plant and equipment of Attwood de Mexico S. de R.L. de C.V. and Attwood Corporation in Reynosa, Mexico for a cash price of $3,779,307. A new Company, Fansteel de Mexico S. de R.L. de C.V., was established to produce steel alloy investment castings in conjunction with the Company's Escast Inc. subsidiary, which is in the Industrial Metal Components business segment.

                  On September 30, 1997, the Company acquired all the assets and certain liabilities of Schulz Products, Inc. (Schulz) for the cash price of $1,865,986. The nature of the business of Schulz is the machining of aircraft components. While Schulz will operate from a separate facility, the operating management has been combined with our forging operation which also serves the aircraft/aerospace market. The acquisition was accounted for as a purchase and is included in the Company's Advanced Structures business segment.

                  On July 31, 1996, the Company acquired all of the assets and certain liabilities of American Sintered Technologies, Inc.
                  (AST) for the cash price of $6,937,000. In addition to the cash paid, the Company assumed $954,000 of various Pennsylvania Economic Agencies loans. AST manufactures ferrous and non-ferrous powdered metal components serving the automotive, lawn and garden, plumbing, hardware, and electrical hardware industries. The acquisition was accounted for as a purchase and is included in the Company's Industrial Metal Components business segment.

                  The Precision Sheet Metal (PSM) plant in Los Angeles, California completed the phase-out of all operations during 1993. In 1998, the remaining land and buildings of PSM, which had been classified in Other Assets - Property held for sale, were sold. Proceeds, less retained liabilities for environmental clean-up, were approximately equal to carrying amounts.

    (b) Incorporated by reference from the Notes to Consolidated Financial Statements pages 35 through 51.


ITEM 1 - BUSINESS   (Contd.)

    (c)(1)(i) Fansteel is a specialty metals manufacturer of products for use in the metalworking; automotive; energy (coal mining, oil and gas drilling); military and commercial aircraft, aerospace and weapon systems; agricultural machinery; lawn and garden equipment; and plumbing and electrical hardware industries. The principal products of the Industrial Tools business segment include tungsten carbide cutting tools, milling tools, toolholding devices, mining tools and accessories, construction tools, and wear resistant parts. The principal products of the Advanced Structures business segment include titanium, nickel base and alloy steel forgings; high integrity aluminum and magnesium sand mold castings; and machined forgings and castings. The principal products of the Industrial Metal Components business segment include carbon steel, stainless steel, brass and aluminum special wire forms and fasteners; brass, bronze and ferrous alloy investment castings; and ferrous and non-ferrous powdered metal components.

                  Sales of the Company's products are made through a direct sales organization and through distributors, manufacturers' representatives and agents. In each of the three business segments, distributors, manufacturers' representatives and agents account for the majority of sales.

                  The percentage of net sales for classes of similar products which equaled or exceeded ten percent of the Company's consolidated net sales for the years indicated is set forth below:


                                                          Consolidated Net Sales
                      Products         Business Segment   1998     1997     1996


                Tungsten carbide
                  cutting tools      Industrial Tools     26%      27%      30%

                Nonferrous           Advanced
                  forgings           Structures           16       15       12

                Investment           Industrial Metal
                  castings           Components           10       10        9



           (ii) At this time, there are no new products in production or in the development stage in continuing operations that require investment of a material amount of the Company's assets. However, the Company is involved in substantial investment in design, engineering, equipment and start-up of a reclamation processing plant as discussed in Note 4 to the Consolidated Financial Statements contained in Item 8 hereof.


ITEM 1 - BUSINESS   (Contd.)

    (c)(1) (iii)  The most important raw materials used by the Company are tungsten carbide powder, cobalt, titanium, magnesium, aluminum, iron, bronze, copper, stainless steel, and alloy steel. Prices of some of these raw materials have been volatile in recent years, and changes in raw material prices have had an impact on the Company's dollar sales volume. Several of the raw materials used, including cobalt, are purchased principally from foreign sources, many of them located in developing countries, and availability can be affected by political developments and trade restrictions, both domestic and foreign. The Company believes that the sources and availability of these materials are adequate for present needs, although spot shortages of certain raw materials may occur from time to time.

           (iv) The Company owns a number of patents which relate to a wide range of products and processes and is licensed under certain patents. The Company does not consider any of its patents or group of patents to be material to any of its business segments taken as a whole.

            (v)   None of the operations of any business segment are seasonal.

           (vi) Working capital requirements for each business segment are substantial, but the Company's investment in working capital is fairly typical of the specialty metals manufacturing industry.

          (vii) The Company serves a wide variety of industries. No one individual customer accounts for a significant portion of the Company's overall business.

                  Substantial sales for those operating units within the Advanced Structures segment servicing the aerospace market are concentrated in a relatively small customer base. The loss of any individual customer within this base could have an adverse effect on the segment. Relations with these customers have existed for years and the Company believes them to be sound. However, in the last half of 1998 the major commercial aircraft producers significantly revised their production schedules for 1999 and later years. As a result, the forgings and machining product lines within the Advanced Structures business segment experienced a notable decline in order activity, especially in the last two months of 1998.


          (viii) The backlog of orders not shipped and believed to be firm as of the dates shown are set forth below (in thousands):

                                                       December 31,

                                                    1998         1997

                    Industrial Tools              $  5,723     $  7,880
                    Advanced Structures             38,482       40,782
                    Industrial Metal Components     10,180        8,618
                                                  $ 54,385     $ 57,280


ITEM 1 - BUSINESS   (Contd.)

    (c)(1)(viii)  In the Industrial Tools and Industrial Metals Components
                  business segments, virtually all backlog is shipped in less than 12 months, generally within 3 months. In the Advanced Structures segment, shipments are typically made between 1 and 24 months after an order is received. The Company believes that approximately 94% of the backlog at December 31, 1998 will be shipped before the end of 1999.

                  Because of the substantial size of some orders received by the Company, particularly orders for products sold by the Advanced Structures segment, the Company's backlog can fluctuate substantially from one fiscal period to another. Because of the differences in lead-time for filling orders among the Company's business segments, overall backlogs at different times will not necessarily be comparable as predictors of the Company's near-term sales.

            (ix) The Company's Advanced Structures segment has orders subject to termination at the election of the government. The Company would be compensated for costs up to the date of termination if terminated for the convenience of the government. Termination without compensation could result if the Company was in default as determined by the government. The Company is not aware of any current orders which would be terminated for default.

             (x) In general, the Company competes in its markets on the basis of technical expertise, product reliability, quality, sales support, availability and price. Most of the Company's products are sold in highly competitive markets, and some of the Company's competitors are larger in size and have greater financial resources than Fansteel.

            (xi) The development of new products and processes and the improvement of existing products and processes is conducted by each operating unit.

                  The Company has a staff of technically trained people who support sales, manufacturing and quality assurance. The majority of the Company's products and processes require technically sophisticated application engineering and process control. This kind of technical support is charged to the cost of products sold.

           (xii) The Company expensed $485,000 to continuing operations in 1998 for costs related to compliance with government environmental regulations. Capital expenditures in 1998 included $45,000 at the Hydro Carbide facility in Latrobe, Pennsylvania for an above ground heptane storage tank, and $28,000 at the Lexington facility in Lexington, Kentucky for a waste storage building. During 1998, the Company charged $826,000 for continuing operations against liabilities for environmental remediation established in previous years. In addition to the two sites included in the discontinued operations, the Company has a total of seven sites at other Company facilities where environmental remediation is ongoing or will be undertaken. Certain of these


ITEM 1 - BUSINESS   (Contd.)

     (c)(1)(xii) sites were identified as a result of environmental studies conducted by the Company during 1997 at all of its owned sites, including testing of soil and groundwater at selected sites as indicated by the environmental studies.

                  In 1998, the remaining land and buildings of PSM, which had been classified in Other Assets - Property held for sale, were sold. The cost of preparing the property for sale, principally environmental clean-up, had been capitalized. Proceeds, less retained liabilities for environmental clean-up, were approximately equal to carrying amounts. The Company believes the liabilities established for other costs associated with the environmental clean-up of PSM are adequate to cover such costs. An identification of additional contamination on-site could require the liabilities to be adjusted.

                  The Company has also been notified that it is a potentially responsible party at six sites owned by third parties. The Company's participation at four sites is de minimis, and at the other two sites the Company is either being defended by its insurance carriers or has meritorious defenses to liability.

                  The Company has accrued for estimated environmental investigatory and noncapital remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. An additional provision of $6,900,000 for continuing operations was recorded in 1997 for the estimated potential exposure for such costs expected to be incurred in the future. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.


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

                  Prior to decommissioning, the Company will construct and operate for approximately ten years a commercial plant to complete the

ITEM 1 - BUSINESS   (Contd.)

    (c)(1)(xii) processing of residues currently contained in storage ponds at the site, which will materially reduce the amount of radioactive materials to be disposed of during decommissioning. In conjunction with construction of the processing plant, the Company will modify the wastewater treatment plant at the site and install a drainage system. Decommissioning would include construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterizations after residue processing ceases to determine whether additional contaminated soils exist which may require remediation.

                  The Company has received an amendment to its current NRC license and a revision to its current wastewater discharge permit to allow for the construction and operation of the processing plant. Construction has begun on the processing plant which, when completed, will extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The estimated cost of construction is approximately $12 million. Residue processing is expected to start by the end of the first quarter of 1999.

                  During 1998, the Company charged $1,009,000 for discontinued operations against liabilities for environmental remediation and decommissioning established in previous years. In addition, the Company expended $9,595,000 for design, engineering costs, and equipment for the processing plant.

                  At December 31, 1998 and 1997, the Company had recorded liabilities of $9.8 million and $10.8 million, respectively, for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues described above. An additional provision for discontinued operations of $7.1 million was recorded in 1997 to increase the established liabilities for the estimated cost of additional studies which may be required by regulatory agencies, higher start-up costs, and potentially greater disposal costs after completion of the residue processing period, as well as for cost estimates related to probable future environmental remediation at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

                  The estimated net costs of reclaiming and decommissioning the first site during the residue processing period include estimated annual revenues of approximately $8 million per year over the ten year processing period and estimated annual operating costs, including depreciation, of approximately the


ITEM 1 - BUSINESS   (Contd.)

     (c)(1)(xii) same amount, related to residue processing. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time. The estimated costs of residue processing were developed by Company personnel and independent consultants using third-party evaluations based on the pilot testing performed. Unforeseen production complications could cause processing costs to increase from current estimates.

                  In October 1995 the NRC advised the Company that a decommissioning funding plan cost estimate based upon on-site disposal of most of the radioactive wastes at the site was appropriate to consider. The NRC cautioned the Company, however, that on-site disposal may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. Such approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current NRC regulations or provisions of the Nuclear Waste Policy Act of 1982. However, there is no assurance that a plan providing for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

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

                  This initial level of assurance, however, may be changed upon further review by the NRC. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the


ITEM 1 - BUSINESS   (Contd.)

     (c)(1)(xii) Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

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

     (xiii)   The Company employed 1,283 persons as of December 31, 1998.

    (d) Net sales, income and identifiable assets of foreign operations and export sales are not significant. The Company considers the United States as one inseparable geographic area for its domestic operations.




ITEM 2 - PROPERTIES

                  Manufacturing facility locations and corresponding square footage are as follows:

                                         Business           Square Feet
                 Location                   Segment       Owned   Leased  Total

                 Plantsville, Connecticut   Industrial    60,000       0  60,000
                                            Tools

                 Gulfport, Mississippi      Industrial    32,000       0  32,000
                                            Tools

                 Latrobe, Pennsylvania      Industrial    43,000       0  43,000
                                            Tools

                 Lexington, Kentucky        Industrial    98,000   1,900  99,900
                                            Tools

                 Los Angeles, California    Advanced      48,000   5,000  53,000
                                            Structures

                 San Gabriel, California    Advanced           0   9,000   9,000
                                            Structures

                 Creston, Iowa              Advanced     293,000       0 293,000

                                            Structures

                 Sarasota, Florida          Industrial     6,000       0   6,000
                                            Metal
                                            Components

                 Addison, Illinois          Industrial         0  46,000  46,000
                                            Metal
                                            Components

                 Reynosa, Mexico            Industrial    69,000       0  69,000
                                            Metal
                                            Components

                 Washington, Iowa           Industrial    98,000       0  98,000
                                            Metal
                                            Components

                 Emporium, Pennsylvania     Industrial    44,000       0  44,000
                                            Metal
                                            Components
ITEM 2 - PROPERTIES  (Contd.)

                  All plants are well-maintained and in good operating order. The plants have sufficient capacity to meet present market requirements. All of the properties described above are fully utilized on a 1 or 2 shift basis, except the Lexington facility, which is operating at approximately 90% utilization.

                  The Company owns properties in North Chicago, Illinois and Muskogee, Oklahoma associated with operations discontinued in prior years. These properties are included as part of net assets of discontinued operations. The Company's PSM facility in Los Angeles, California completed the phase out of all operations in 1993. In 1998, the remaining land and buildings of PSM, which had been classified in other assets - property held for sale, were sold. Proceeds, less retained liabilities for environmental clean-up, were approximately equal to carrying amounts.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of 1998.



EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Set forth below are the principal executive officers and directors of the
Company:

                                                           Years of Service
                                                                           In
                          Position with the Company and      With       Present
    Name           Age    Principal Occupation               Fansteel   Position

    Gary L.        54     Director; Chairman of the Board,       0          0
    Tessitore             President and Chief Executive
                          Officer

    Edward P.      57     Director; Personal Investments         2          2
    Evans


    Robert S.      54     Director; Chairman and Chief           7          7
    Evans                 Executive Officer, Crane Co.


    Thomas M.      61     Director; Personal Investments        13         13
    Evans, Jr.

    Peter J.       49     Director; Kirkpatrick and              3          3
    Kalis                 Lockhart, LLP (Attorneys);
                          Chairman of the Management
                          Committee

    R. Michael     45     Vice President and Chief              19          8
    McEntee               Financial Officer

    Michael J.     46     Vice President, General Counsel       13         12
    Mocniak               and Secretary

    Jack S.        69     Director; Vice President and          14         14
    Petrik                Director (Retired), Turner
                          Broadcasting System, Inc.



Additional information as to Directors of the Company is herein incorporated by reference to the information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders on April 19, 1999.



                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                  The New York Stock Exchange is the principal market upon which the shares of the Company are traded.

                  The number of shareholders of the Company as of February 23, 1999 were 761.

                  Per share stock market and dividend information for each quarter of the last two fiscal years are set forth below:

                                                                         Cash
                                                                       Dividends
                                               High          Low       Declared

                  1998:

                    First Quarter           $ 8 7/16      $ 6 3/16       $  -
                    Second Quarter            9 1/4         7 1/2           -
                    Third Quarter             9 5/16        5               -
                    Fourth Quarter            6 1/2         5               -


                  1997:
                    First Quarter           $ 7 1/8       $ 6 1/8        $  -
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



ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data for the Company for the five year period ended December 31, 1998 are as follows:

                                        Years Ended December 31,
  (thousands of dollars
  except per share          1998       1997       1996       1995       1994
  data)
  Operating Results
   Net Sales              $153,797   $140,194   $120,834   $102,598   $ 89,287
   Income (Loss) from
      Continuing
        Operations           5,406     (2,508)     4,277      3,333      3,609
   Loss from Discon-
     tinued Operations           -     (5,856)         -          -          -
   Net Income (Loss)         5,406     (8,364)     4,277      3,333      3,609
   Per Share of Common
     Stock: (a)
     Income (loss) from
       continuing
        operations             .63       (.29)       .50        .39        .42
     Loss from
       discontinued
        operations               -       (.68)         -          -          -
     Net income (loss)         .63       (.97)       .50        .39        .42
     Cash dividends              -          -          -        .30        .40
     Shareholders'
       equity                 5.53       5.46       6.43       5.93       5.83


  Financial Position
    Working capital       $ 27,589   $ 35,126   $ 28,542   $ 21,862   $ 21,101
    Net property, plant
      and equipment         20,456     14,665     14,306     10,220      9,364
    Total assets            88,717     88,832     82,127     74,530     72,881
    Long-term debt           2,507      1,600      1,779        298          -

    Shareholders'
  equity                    47,547    46,920      55,284     51,023     50,172


  Other Data
    Common shares
      outstanding        8,598,858  8,598,858  8,598,858  8,598,858  8,598,858
    Number of
      shareholders (b)         772        826        812        891      1,055
    Number of employees      1,283      1,127      1,031        911        867

(a)  Basic earnings per share and diluted earnings per share are the same.
(b) Number of shareholders consists of the approximate shareholders of record which include nominees and street name accounts.


ITEM 6 - SELECTED FINANCIAL DATA

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     (thousands of dollars except per
     share data)                       Mar. 31,  Jun. 30,   Sep. 30,   Dec. 31,
     1998
      Net sales                        $ 39,789  $ 39,644   $ 36,746   $ 37,618
      Gross profit                        7,186     6,882      5,672      6,461
      Net income                          1,729     1,621        825      1,231
      Net income per common share (a)       .20       .19        .10        .14

     1997
      Net sales                        $ 33,714  $ 35,841   $ 34,040   $ 36,599
      Gross profit                        6,027     6,645      2,931      5,914
      Income (loss) from continuing
       operations                         1,335     1,558       (840)    (4,561)
      Net income (loss)                   1,335     1,558       (840)   (10,417)
      Income (loss) per common share
       from continuing operations (a)       .16       .18       (.10)      (.53)
      Net income (loss) per common
       share (a)                            .16       .18       (.10)     (1.21)

(a) Basic earnings per share and diluted earnings per share are the same.

The third quarter, 1997 loss from continuing operations included unusual charges, net of tax benefit, of $1,818,000 or $.21 per share relating primarily to the write-off of non-salable inventory resulting from production problems in the sand casting operation. The fourth quarter, 1997 loss from continuing operations included a charge, net of tax benefit, for environmental remediation of $5,589,000 or $.65 per share. The fourth quarter, 1997 net loss included a charge for additional environmental remediation of $5,856,000 or $.68 per share for discontinued operations.


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

  The following discussion should be read in connection with the consolidated financial statements of the Company and the related notes to the consolidated financial statements.




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

Results of Operations - 1998 Compared to 1997

  Net sales for the year ended December 31, 1998 were $153,797,000 compared to $140,194,000 in 1997, an increase of $13,603,000, or 9.7%.

  Net sales for the Industrial Tools business segment for 1998 were $58,437,000, an increase of $2,146,000, or 3.8%, from 1997. Tungsten carbide cutting tools experienced a strong first half of 1998, particularly in rotary tools. Rotary tools benefited from equipment investments made in 1997 which provided the production capacity needed to meet the higher customer demand and improved stock availability. Insert sales, also classified within the cutting tools product line, showed improvement as customers placed heavier emphasis on a mix of products related to diamond-tipped inserts. Construction tool sales posted its highest quarterly sales of the last two years in the second and third quarters of 1998, resulting in full year sales gains over the prior year. The improvement in construction tool sales is attributable to new tool designs and increased marketing efforts, as well as increased demand from road construction and repair programs across the country. Coal mining tool sales improved as order activity from the mines continued to be solid throughout 1998. Shipments of wear parts decreased from 1997 primarily due to slowdowns in the die market and particularly in the oil drilling market as the price of oil has declined approximately 25% since year-end 1997.

  Advanced Structures business segment net sales for 1998 were $54,512,000 compared to $45,827,000 in the prior year, an increase of $8,685,000, or 19.0%. Machined aircraft components, produced by Schulz Products which was acquired September 30, 1997, were responsible for $2,596,000 of this increase. Forging sales improved by 16.5% from the prior year, and sand casting products improved 9.9% based primarily on the strong commercial aircraft market.

  Industrial Metal Components business segment net sales for 1998 were $40,847,000 compared to $38,075,000 for 1997, an increase of $2,772,000, or
7.3%. Wire formed products reported its highest quarterly sales ever in the first and second quarters of 1998, which led to a 10.7% increase in sales over 1997. Improvements were due primarily to the strong demand from the lawn and garden equipment industry as well as from intensified efforts to increase the customer base within this product line. Investment casting revenues, which improved 8.3%, were positively impacted by increased demand for engine components used in the medium-duty truck industry. Sales of powdered metal components remained flat compared to 1997 as key customers experienced capacity constraints and production problems.

  The Company's operating income for 1998 was $8,320,000 compared to a 1997 operating loss of $1,892,000. Operating loss in 1997 included unusual charges of $2,800,000, related primarily to the write-off of non-salable inventories at the sand casting operation, and a provision of $6,900,000 for environmental remediation.

  Industrial Tools business segment operating income was $3,896,000 for 1998 compared to $3,860,000 for 1997. As a percentage of net sales, operating income was 6.7% for 1998 compared to 6.9% in 1997. While the segment has experienced higher production volume, the full benefit of the volume increase has been hampered by expansion expenses. As a percentage of net sales, operating income was positively impacted by lower material and outside processing costs. This was more than offset by higher labor and overhead costs which resulted from capacity constraints and the related facility expansions. ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)


Compared with 1997, selling, general and administrative expenses increased as a percentage of sales due to a higher level of investment in conventional marketing strategies.

  Advanced Structures business segment operating income for the period ended December 31, 1998 was $2,640,000, compared to an operating loss of $1,056,000 in 1997. Results for 1997 included unusual charges of $2,800,000, related primarily to the write-off of non-salable inventories at the sand casting operation. As a percentage of net sales, operating income was 4.8% in 1998 compared with 3.8%, excluding the unusual charges, in 1997. The sand casting operation was able to improve operating margins as some sales price increases were attained, scrap costs were better controlled, and rework was reduced. Operating margin in 1998 was negatively impacted by production inefficiencies at the forging facility related primarily to the steam delivery system. An upgraded system is expected to be in full operation in the second quarter of 1999. Installation was delayed in the fourth quarter of 1998 due to new requirements imposed by regulatory agencies.

  Industrial Metal Components business segment operating income for 1998 was $1,840,000 compared to $2,273,000 in 1997. As a percentage of net sales, operating income was 4.5% for 1998 compared to 6.0% in 1997. Operating income was negatively impacted by production inefficiencies at the investment casting facility which has been operating over capacity, adversely impacting direct labor, outside services, and process yields. Fansteel de Mexico was established in August, 1998 to relieve capacity constraints. The segment was negatively impacted by start-up expenses associated with Fansteel de Mexico. The production inefficiencies are expected to be minimized once the Mexico facility is in full operation, which is projected to occur in the first quarter of 1999.

  Other income for 1998 was $319,000, an increase of $58,000 from $261,000 in 1997. Nonrecurring gains increased $195,000, the majority of which was from the sale of unused land. Bad debts decreased $212,000 from 1997. Interest earned on marketable securities decreased $243,000, as less cash was available for investment since the September, 1997 acquisition of Schulz Products, the August, 1998 acquisition of property, plant and equipment for Fansteel de Mexico, and the start-up of the construction phase for the environmental reclamation and decommissioning at the discontinued operation in Muskogee, Oklahoma.

  Net income for 1998 was $5,406,000, or $.63 per share, compared to a net loss of $8,364,000, or $.97 per share in 1997. The net loss in 1997 included unusual charges, net of tax benefits, of $1,818,000, or $.21 per share, related primarily to the write-off of non-salable inventories at the sand casting operation. The 1997 net loss also included provisions for environmental remediation, net of tax benefits, of $5,589,000 or $.65 per share for continuing operations and $5,856,000 or $.68 per share for discontinued operations.

  Order backlog at December 31, 1998 was $54,385,000 compared to $57,280,000 at December 31, 1997, a decrease of $2,895,000, or 5.1%, with order activity softening in the second half of 1998. Industrial Tools business segment backlog of $5,723,000 at December 31, 1998 decreased by $2,157,000, or 27.4%, compared to December 31, 1997 backlog of $7,880,000. A decrease in the tungsten carbide cutting tool backlog was responsible for a large portion of ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)


the segment decline as these product sales suffered from lower order rates from the metalworking industry. Wear parts backlog also decreased as a result of a slowdown in business, particularly in oil drilling, as the price of oil continues to remain low. Construction tools backlog improved as demand from road construction projects remains solid. Advanced Structures business segment backlog at December 31, 1998 was $38,482,000, a decrease of $2,300,000, or 5.6%, from December 31, 1997. Most of the decrease came from the forgings and machining backlogs which experienced lower order activity in the last half of the year, especially in the last two months of 1998. This decline in order activity is related to the significant revision of production schedules by the major commercial aircraft producers for 1999 and later years. The sand casting products backlog increased $1,099,000 from December 31, 1997 based on solid order activity, particularly in helicopter production. Industrial Metal Components business segment backlog increased by $1,562,000, or 18.1%, to $10,180,000 at December 31, 1998. Orders received for investment castings were strong during 1998 which was due partially from a continued effort to increase its customer base. However, the order activity from the light truck market remains the key factor in the growth of the investment castings backlog. Backlog for wire formed products was stable with an improved order rate over the prior year. The powdered metal components backlog increased from December 31, 1997, even though orders were soft in the fourth quarter when a number of key customers made adjustments to reduce inventory.

  Inflation factors did not, and generally do not, significantly affect the overall operations of the Company.

Results of Operations - 1997 Compared to 1996

 Net sales for the year ended December 31, 1997 were $140,194,000, an increase of $19,360,000 or 16.0% from 1996 net sales of $120,834,000.

  Industrial Tools business segment net sales were $56,291,000 in 1997 compared to $54,068,000 in 1996, an increase of $2,223,000 or 4.1%. Within the tungsten carbide cutting tools product line, sales of rotary tools strengthened in the last half of 1997 after experiencing increased competition from other manufacturers and vertical integration within the customer base in the first six months of 1997. This rebound was due largely to increased production capacity, which improved our ability to meet customer delivery demands, and increased stock availability. Continued investment in machinery and equipment, as well as plant expansion, facilitated a significant increase in production capacity. Insert sales, also within the tungsten carbide cutting tools product line, declined compared to 1996 due to lower customer demand for our standard products in the metalworking industry. Wear parts sales, also serving the metalworking industry, were up slightly over 1996. Coal mining tool shipments improved over 1996, especially in the last six months of 1997, due to increased demand for high sulfur coal. After improved sales in 1996, construction tools declined in 1997 as sales to foreign markets were lower and penetration into domestic markets showed little progress.

  Advanced Structures business segment net sales for 1997 were $45,827,000 compared to $39,377,000 for 1996, an increase of $6,450,000 or 16.4%. Net sales increased $5.0 million in the forgings product line due to a strong commercial aircraft market. The addition in the fourth quarter of 1997 of machining capabilities from the acquisition of Schulz Products added nearly $1.0 million to the segment sales. While the market for aircraft parts and ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)


components continued strong throughout 1997, manufacturing performance problems developed at the sand casting operation that impacted product flow and caused sales to increase only slightly over 1996.

  Industrial Metal Components business segment net sales for 1997 were $38,075,000 compared to $27,389,000 for 1996, an increase of $10,686,000 or
39.0%. Powdered metal components manufactured by AST, which was acquired in July, 1996, added revenues of $10,326,000 for twelve months of sales in 1997 versus $3,737,000 for five months of sales in 1996. Investment castings sales grew by $2.6 million in 1997 due to increased demand in the military ordnance and oil drilling markets as well as continued strong demand for engine components for the medium-duty truck market. Wire formed product line net sales increased in 1997 by $1.8 million due to a stable economy as well as to supplying a greater variety of parts to continuing customers.

  The Company's operating loss for the year ended December 31, 1997 was $1,892,000 compared to operating income of $6,342,000 in 1996, a decrease of $8,234,000. The significant factors in this decrease were the third quarter, 1997 unusual charge of $2,800,000 related primarily to the write-off of non-salable inventories at the sand casting operation and the fourth quarter, 1997 provision of $6,900,000 for environmental remediation at continuing operations. In 1997, the Company accrued for certain environmental investigatory and noncapital remediation costs after completing initial environmental studies at all sites owned by the Company and testing soil and groundwater at selected sites as indicated by the environmental studies. The environmental studies were undertaken after implementing a new comprehensive environmental policy and hiring staff to support these efforts in 1997. Excluding the environmental remediation provision and the unusual charge, operating income as a percentage of net sales was 5.6% in 1997 compared to 5.3% in 1996.

  Industrial Tools business segment operating income for 1997 was $3,860,000 compared to 1996 operating income of $3,052,000, an increase of $808,000, or 26.5%. The sales volume increase, lower material costs and improved absorption of overhead benefited operating income. As a percentage of sales, operating income for 1997 improved to 6.9% from 5.6% in 1996.

  Advanced Structures business segment operating loss for 1997 was $1,056,000, a decrease of $2,835,000 from operating income of $1,779,000 in 1996. The significant factor in this decrease was the third quarter, 1997 unusual charge of $2,800,000 related primarily to the write-off of non-salable inventories at the sand casting operation. Exclusive of the unusual charge, operating income as a percentage of sales for this segment was 3.8% in 1997 compared to 4.5% in 1996. The manufacturing performance problems in 1997 at the sand casting operation offset significant income growth experienced at the forging facility over 1996.

  Industrial Metal Components business segment operating income was $2,273,000 in 1997 compared to $1,573,000 in 1996, an increase of $700,000, or 44.5%. This increase was due primarily to twelve months of operating income for AST in 1997 compared to five months in 1996. However, the sales volume improvement at the other operations in this segment also contributed to the operating income increase. As a percentage of sales, operating income improved to 6.0% in 1997 compared to 5.7% in 1996.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)


  Other income for the year ended December 31, 1997 was $261,000 compared to $711,000 for the same period of 1996. Income earned on investments was $681,000, which was $183,000 less than 1996. The July, 1996 acquisition of AST and the September, 1997 acquisition of Schulz resulted in less cash being available for investment in 1997. A $246,000 increase in bad debt expense over 1996 and an $85,000 charge related to a closed facility also reduced other income.

  Loss from continuing operations for the year ended December 31, 1997 was $2,508,000 or $.29 per share, compared to income from continuing operations of $4,277,000 or $.50 per share in 1996. The 1997 results included environmental remediation charges, net of tax benefits, of $5,589,000 or $.65 per share and unusual charges, net of tax benefits, of $1,818,000 or $.21 per share, related primarily to the write-off of non-salable inventories within the sand casting operation. The unusual charge in the third quarter, 1997 at the sand casting operation diminished the positive trends of the other operating units. A reorganization of the sand casting operation management staff and restructuring of manufacturing processes employed in the developmental stages for production of aircraft castings were implemented. Focus on production and inventory control, cost control, and customer service levels were intensified in order to provide solutions to the production problems.

  Loss from discontinued operations of $5,856,000 or $.68 per share in 1997 represented an additional provision of $7,100,000, less tax benefit of $1,244,000, to increase the established liabilities for the estimated cost of environmental remediation and decommissioning at Metal Products business segment sites. The additional estimated costs included further studies which may be required by regulatory agencies, higher start-up costs, and potentially greater disposal costs after completion of the residue processing period at the primary site, as well as probable future environmental remediation at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also was identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

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

  Order backlog at December 31, 1997 was $57,280,000 compared to $44,696,000 at December 31, 1996, an increase of $12,584,000 or 28.2%. Backlog in the Industrial Tools business segment was $7,880,000 at December 31, 1997, an increase of $1,563,000 or 24.7% from the December 31, 1996 backlog of $6,317,000. Nearly all of this increase was attributed to orders of tungsten carbide rotary cutting tools, which had experienced excellent growth over the past several years. This product line was enhanced by increased production capacity in 1997. A backlog decrease for cutting tool inserts and blades, which encountered increased competition, slightly reduced the overall increase ITEM 7
- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

in the cutting tool product line. The wear parts product line was down from 1996 due to reduced demand from the metalworking industry. The mining tools backlog increased in 1997 after a depressed backlog in 1996 due to several coal mine closings. Construction tools backlog declined as orders were soft in the last quarter of 1997. Advanced Structures business segment backlog at December 31, 1997 was $40,782,000 compared to $31,423,000 on the same date of 1996, an increase of $9,359,000 or 29.8%. The forgings backlog increased $3.6 million as orders from commercial aircraft manufacturers continued to rise. Backlog of orders for sand castings and patterns increased $3.5 million from 1996 also due to the strong aircraft market. Delayed shipments, due to the poor production performance at the sand casting operation, caused some of the increase in the backlog. Schulz Products, Inc. added $2.3 million for machined products to the backlog at December 31, 1997. Industrial Metal Components business segment backlog at December 31, 1997 was $8,618,000 compared to $6,956,000 at December 31, 1996, an increase of $1,662,000 or 23.9%. Wire formed products backlog increased $1.0 million in 1997, with growth coming from lawn and garden equipment, agricultural equipment, and vending machines. Investment castings backlog was up 9.1% from 1996 as demand continued to be heavy from the medium-duty truck, military ordnance and oil drilling industries. Backlog of powdered metal components, added with the July, 1996 AST acquisition, increased 18.9% over 1996.

Outlook

  Sales and order rates in a number of key markets including automotive, metalworking, and the commercial aircraft market experienced decreases in the last half of 1998 compared to the first half of the year. Growth in 1999 compared to the second half of 1998 will depend on opportunities from improvements in the Company's production processes, new product development, and investment in capital equipment. The Company is seeking increased share of current markets, as well as new markets, through investment in current operating units and acquisitions, such as the 1998 Fansteel de Mexico start-up which will be in full production in the first quarter of 1999. Cost control programs remain active in all operating plants throughout the Company.

Liquidity and Capital Resources

  Cash and cash equivalents were $2,032,000 at December 31, 1998, a decrease of $6,006,000 from December 31, 1997. Investing activities used $9,827,000. In accordance with management's program to expand the operations of the Company, $3,779,000 was used for the acquisition of property, plant and equipment for Fansteel de Mexico and $4,162,000 was used for plant and equipment investments at existing operating facilities. Design, engineering, and equipment costs of $9,595,000 were incurred for the processing plant being built for reclamation and decommissioning purposes in Muskogee, Oklahoma. A $5,000,000 marketable security matured on April 30, 1998 and was reinvested in interest-bearing cash equivalents. Proceeds from the sale of assets held for sale were $2,442,000 while proceeds from the sale of property, plant, and equipment, primarily from unused land, provided $267,000. Operations provided $2,930,000 with net income, depreciation and amortization generating $5,406,000, $2,027,000 and $230,000, respectively. The deferred income tax charge provided $1,229,000. Working capital needs were greater due to higher sales and production volumes resulting in increases in accounts receivable of $366,000 and in inventory of $2,978,000. Days outstanding and inventory turns have remained consistent with prior periods. Accounts payable and accruals decreased $2,760,000, due primarily to the timing of payments for capital expenditures. Cash flows from
ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)


financing activities provided $891,000, with $1,225,000 received from the State of Pennsylvania for low-interest development loans for expansion at the Company's two Pennsylvania facilities. Debt payments for 1998 were $334,000.

   In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

  Cash, cash equivalents and marketable securities on hand have been sufficient to date to meet the demands of increased working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, in anticipation of Company programs to expand current operations, possible future acquisitions, and reclamation and decommissioning costs for the Muskogee, Oklahoma plant, the Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues, insurance policies, and development loans. Total unused lines of credit, including the revolving credit agreement, were $12.1 million as of December 31, 1998. The Company expects to further use the revolving credit agreement in 1999 to fund the start-up of the reclamation processing plant in Muskogee.

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. All of the Company's debt is related to development loans obtained from various states. In February of 1998, the Company received a $125,000 development loan with an interest rate of 5.0% from the State of Pennsylvania for the expansion of the powdered metal components facility. To fund the expansion of an Industrial Tools facility, the Company closed on a development loan in April, 1998 for $1,100,000 from the State of Pennsylvania with a variable interest rate which was 4.2% at December 31, 1998. As of December 31, 1998 all funds related to this loan had been received.


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

  Prior to decommissioning, the Company will construct and operate for approximately ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which will materially reduce the amount of radioactive materials to be disposed of
ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)


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

  The Company has received an amendment to its current NRC license and a revision to its current wastewater discharge permit to allow for the construction and operation of the processing plant. Construction has begun on the processing plant which, when completed, will extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The estimated cost of construction is approximately $12 million. Residue processing is expected to start by the end of the first quarter of 1999.

  At December 31, 1998 and 1997, the Company had recorded liabilities of $9.8 million and $10.8 million, respectively, for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues described above. An additional provision for discontinued operations of $7.1 million was recorded in 1997 to increase the established liabilities for the estimated cost of additional studies which may be required by regulatory agencies, higher start-up costs, and potentially greater disposal costs after completion of the residue processing period, as well as for cost estimates related to probable future environmental remediation at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

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


Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. Such approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current NRC regulations or provisions of the Nuclear Waste Policy Act of 1982. However, there is no assurance that a plan providing for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

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

  In addition to the two sites included in the discontinued operations, the Company has a total of seven sites at other Company facilities where environmental remediation is ongoing or will be undertaken. Certain of these sites were identified as a result of environmental studies conducted by the Company during 1997 at all of its owned sites, including testing of soil and groundwater at selected sites as indicated by the environmental studies.

  In 1998, the remaining land and buildings of the Company's former Precision Sheet Metal operation, which had been classified as Other Assets - Property held for sale, were sold. Proceeds, less retained liabilities for environmental clean-up, were approximately equal to carrying amounts.

  The Company has also been notified that it is a potentially responsible party at six sites owned by third parties. The Company's participation at four sites is de minimis, and at the other two sites the Company is either being defended by its insurance carriers or has meritorious defenses to liability.

   At December 31, 1998 and 1997, the Company had recorded liabilities of $8.4 million and $8.1 million, respectively, for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. An additional provision of $6,900,000 was

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)


recorded in 1997 for the estimated potential exposure for such costs. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.



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

  The Company has been engaged in an ongoing, comprehensive project to assess and remediate the impact on its computer systems and programs of the Year 2000 problem. The assessment process began in late 1996 with the inventory of all potentially affected hardware and software, along with a determination as to whether or not they may be impacted by the Year 2000. This assessment has been completed. All software developed in-house has been reviewed and necessary modifications or replacements are in process with final testing to be completed by the middle of 1999. The Company has identified software supplied by outside vendors which is not Year 2000 compliant. With respect to the critical applications, the Company has acquired the most recent releases or purchased replacement software which is Year 2000 compliant. Implementation and testing of new releases and new software is scheduled to be completed by mid-1999. Non-critical applications are being reviewed on an on-going basis with revision or replacement being made as needed.

  The Company began an assessment in 1998 of non-IT products and systems which may contain embedded processor technology which will not recognize the year 2000 properly. This assessment is approximately 90% complete with completion targeted for the first half of 1999. No significant issues have been identified with non-IT products and systems.

   The total Year 2000 costs are estimated at approximately $1.2 million, which includes new hardware, new software and upgrades to existing computer equipment, as well as training for these new systems. Three or four year operating leases have been obtained for a majority of the new IT products and systems, most of which would have been done through normal operations of the information systems. Approximately 20% of the total expenditures were made in 1997 with an additional 25% made in 1998.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

  The Company initiated communications using questionnaires with key suppliers and customers in 1998 to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 problems. Key suppliers were determined based upon the amount of business and the importance to the Company of the material or services provided. The initial contacts were with financial institutions which provide banking and employee benefit services. All of those financial institutions have responded by identifying their plans to become Year 2000 compliant and now provide periodic reports on their progress. Other key suppliers and customers have also been contacted using questionnaires. This process will be ongoing throughout 1999 by reviewing responses, obtaining updates and identifying new key suppliers and customers. To date, no negative responses have been received, but there is no guarantee that systems of other companies on which the Company's systems rely will be converted timely and would not have a material adverse effect on the Company's systems.

  The Year 2000 project is estimated to be completed in 1999 prior to any anticipated impact on the Company's IT and non-IT products and systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its systems. However, if such modifications and conversions are not made or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

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


Market Risk

  The company is exposed to the impact of interest rate changes. Currently, the Company does not enter into derivatives relating to this risk.

  The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flow and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)


                                        Interest Rate Sensitivity
                               Long-Term Debt Including Current Portion
                               (thousands of dollars except percentages)
                                 Fixed                      Variable
                                            Average                   Average
                                 Cash       Interest      Cash        Interest
                                 Flow         Rate           Flow        Rate
     1999                        $  307        3.58%      $    -          4.36%

     2000                           266        3.45%           -          4.36%
     2001                           138        4.52%         100          4.41%
     2002                           109        4.97%         100          4.46%
     2003                            89        4.84%         100          4.50%
     Thereafter                     804        5.05%         800          4.60%
     Total                       $1,713        4.48%      $1,100          4.46%

     Fair Market Value           $1,553                   $1,100





REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Fansteel Inc.:

We have audited the accompanying consolidated balance sheets of Fansteel Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of Fansteel Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fansteel Inc. at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




\s\ Ernst & Young LLP
Chicago, Illinois
January 19, 1999



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF OPERATIONS


                                        For the Years Ended December 31,
                                          1998           1997           1996

   Net Sales                         $153,796,547   $140,194,075   $120,833,831
   Cost and Expenses
     Cost of products sold            127,595,846    118,677,180     99,990,541
     Selling, general and

       administrative                  17,881,015     16,508,472     14,500,746
     Environmental remediation                  -      6,900,000              -
                                      145,476,861    142,085,652    114,491,287

   Operating Income (Loss)              8,319,686     (1,891,577)     6,342,544

   Other Income (Expense)
     Interest income on investments       438,276        681,157        864,569
     Interest expense                    (102,393)       (88,780)       (34,409)
     Other                               ( 17,212)      (331,397)      (119,276)
                                          318,671        260,980        710,884
   Income (Loss) from Continuing
    Operations Before Income Taxes      8,638,357     (1,630,597)     7,053,428

   Income Tax Provision                 3,232,000        877,000      2,776,000
   Income (Loss) from Continuing
     Operations                         5,406,357     (2,507,597)     4,277,428
   Loss from Discontinued
    Operations                                  -     (5,856,000)             -

   Net Income (Loss)                 $  5,406,357   $ (8,363,597)  $  4,277,428

   Income (Loss) Per Common
    Share:(a)
     Continuing operations                   $.63          $(.29)          $.50
     Discontinued operations                    -           (.68)             -
     Net income (loss)                       $.63         $(.97)           $.50



(a) Basic earnings per share and diluted earnings per share are the same.

                 See Notes to Consolidated Financial Statements.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                           CONSOLIDATED BALANCE SHEET


                                                       At December 31,
                                                        1998            1997
    ASSETS
    Current Assets
      Cash and cash equivalents                     $ 2,031,835     $ 8,038,229
      Marketable securities                                   -       5,041,196
      Accounts receivable, less allowance of
        $259,000 in 1998 and $280,000 in 1997        22,148,457      21,782,872
      Inventories
        Raw material and supplies                     5,341,512       3,815,376
        Work-in-process                              15,177,294      15,306,393
        Finished goods                                8,686,552       7,273,625
                                                     29,205,358      26,395,394
        Less:
          Reserve to state certain inventories at
            LIFO cost                                 6,763,841       6,931,677
            Total inventories                        22,441,517      19,463,717
      Other assets - current
        Deferred income taxes                         2,575,684       2,279,162
        Other                                         1,325,492       1,576,333
    Total Current Assets                             50,522,985      58,181,509
    Net Assets of Discontinued Operations            13,668,396       4,073,442
    Property, Plant and Equipment
      Land                                            1,911,631       1,421,641
      Buildings                                      13,046,957      10,802,718
      Machinery and equipment                        55,552,823      51,293,733

                                                     70,511,411      63,518,092
      Less accumulated depreciation                  50,055,789      48,853,529
        Net Property, Plant and Equipment            20,455,622      14,664,563
    Other Assets
      Prepaid pension asset                                   -       7,493,212
      Deferred income taxes                           1,087,598               -
      Property held for sale                                  -       1,249,692
      Goodwill                                        2,897,972       3,128,276
      Other                                              84,799          41,721
        Total Other Assets                            4,070,369      11,912,901

                                                    $88,717,372     $88,832,415

















ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                       CONSOLIDATED BALANCE SHEET (Contd.)


                                                      At December 31,
                                                        1998            1997
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities
      Accounts payable                              $11,185,587     $10,678,303
      Accrued liabilities                            10,733,582      11,553,266
      Income taxes                                      707,772         501,745
      Current maturities of long-term debt              306,578         322,499
        Total Current Liabilities                    22,933,519      23,055,813
    Long-term Debt                                    2,506,746       1,599,962
    Other Liabilities
      Environmental remediation                      15,646,000      16,900,000
      Pension liabilities                                84,017            -
      Deferred income taxes                                   -         356,220
          Total Other Liabilities                    15,730,017      17,256,220
    Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares               -               -
      Common stock, par value $2.50
       Authorized 12,000,000 shares; issued and
        outstanding 8,598,858 shares                 21,497,145      21,497,145
      Retained earnings                              30,829,632      25,423,275
      Other comprehensive income
       Minimum pension liability                     (4,778,714)              -
       Foreign currency translation                        (973)              -
        Total other comprehensive income             (4,779,687)              -

          Total Shareholders' Equity                 47,547,090      46,920,420

                                                    $88,717,372     $88,832,415



          See Notes to Consolidated Financial Statements.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)


                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                        For the Years Ended December 31,
                                            1998          1997          1996

    Cash Flows From Operating
    Activities
      Net income (loss)                 $ 5,406,357   $(8,363,597)  $ 4,277,428
      Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Depreciation and amortization      2,257,476     2,155,974     1,933,166
       Provision for environmental
        remediation & discontinued
         operations                               -    14,000,000             -
       Net pension (credit) charge         (170,463)      204,026        12,570
       Deferred income tax charge
        (credit)                          1,228,638    (2,286,078)      667,702
       Gain from disposals of
        property, plant and equipment      (143,798)            -             -
       Gain on sale of marketable
        securities                                -             -        (2,899)
       Changes in assets and
         liabilities:
        Decrease (increase) in
         marketable securities               41,196       121,767      (147,702)
        (Increase) in accounts
         receivable                        (365,585)   (2,433,940)   (3,557,360)
        (Increase) in inventories        (2,977,800)     (974,196)   (2,664,065)
        Decrease (increase) in other
         assets - current                   250,841      (193,753)     (325,909)
        (Decrease) increase in
         accounts payable and accrued
         liabilities                     (2,759,902)    2,750,059      (309,505)
        Increase (decrease) in income
         taxes payable                      206,027       (88,348)     (104,154)
        (Increase) in other assets          (43,078)     (109,499)      (22,000)

           Net cash provided by (used
            in) operating activities      2,929,909     4,782,415      (242,728)







ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                 CONSOLIDATED STATEMENT OF CASH FLOWS  (Contd.)


                                       For the Years Ended December 31,
                                            1998          1997          1996

    Cash Flows From Investing
    Activities

      Payments for acquisitions         $(3,779,307)  $(1,865,986)  $(6,937,409)
      Investment in marketable
       securities                                 -             -    (9,100,000)
      Proceeds from disposition of
       marketable securities              5,000,000     5,000,000    14,753,135
      Proceeds from sale of assets
       held for sale                      2,442,221             -       597,255
      Proceeds from sale of property,
       plant and equipment                  266,537         2,800             -
      Capital expenditures               (4,161,663)   (1,727,523)   (2,039,452)
      Increase in net assets of
       discontinued operations-
       design, engineering and
       equipment for processing
       plant                             (9,594,954)   (1,541,011)     (968,424)

           Net cash used in investing
           activities                    (9,827,166)     (131,720)   (3,694,895)



     Cash Flows From Financing
      Activities
       Payments on long-term debt          (334,137)     (335,522)     (171,224)
       Proceeds from long-term debt       1,225,000       143,404       956,596
       Principal payments for capital
        leases                                    -        (8,638)      (98,419)
          Net cash provided by
           (used in) financing
           activities                       890,863      (200,756)      686,953



     Net (Decrease) Increase In Cash
      And Cash Equivalents               (6,006,394)    4,449,939    (3,250,670)
     Cash And Cash Equivalents At
      Beginning Of Year                   8,038,229     3,588,290     6,838,960

     Cash And Cash Equivalents At End
      Of Year                           $ 2,031,835   $ 8,038,229   $ 3,588,290



See Notes to Consolidated Financial Statements.





ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                       Accumulated
                                                          Other
    For the Years Ended        Common      Retained   Comprehensive
     December 31,               Stock      Earnings       Income        Total

    1996
     Balance at January 1   $21,497,145  $29,509,444  $     16,398  $51,022,987
     Net income                            4,277,428                  4,277,428
     Other comprehensive
      income
       Unrealized loss on

       securities, net of
       $10,000 in taxes                                    (16,398)     (16,398)
     Comprehensive income                                             4,261,030
     Balance at December 31 21,497,145   33,786,872              -   55,284,017

    1997
     Net loss                             (8,363,597)                (8,363,597)
     Balance at December 31  21,497,145   25,423,275             -   46,920,420

    1998
     Net income                            5,406,357                  5,406,357
     Other comprehensive
     income
      Minimum pension
       liability
       adjustment, net of
       $2,969,000 in taxes                              (4,778,714)  (4,778,714)
      Foreign currency
       translation
       adjustment                                             (973)        (973)
Comprehensive income                                                    626,670
     Balance at December 31 $21,497,145  $30,829,632  $ (4,779,687) $47,547,090



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

  The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1998 and 1997, the Company had purchased $1,775,000 and $6,750,000, respectively, of securities through banks under agreements to resell on January 4, 1999 and January 2, 1998, respectively. Due to the short-term nature of the agreements, the Company did not take possession of the securities which were instead held in the Company's safekeeping accounts at the banks.

  All investments with a maturity greater than three months are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, which is based on quoted prices. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses are included in other income. Cost of securities sold is determined on a specific identification basis.

  Inventories are valued at the lower of cost, determined principally on the "last-in, first-out" (LIFO) basis, or market. Costs include direct material, labor and applicable manufacturing overhead. Inventories valued using the LIFO method comprised 88% and 89% of inventories at current cost at December 31, 1998 and 1997, respectively.

  Acquisitions of properties and additions to existing facilities and equipment are recorded at cost. For financial reporting purposes, straight-line depreciation is used for assets placed-in-service after December 31, 1995, while accelerated depreciation is the principal method used for assets placed-in-service before January 1, 1996. For assets placed-in-service beginning in 1996, depreciation is recorded using the straight-line method over the estimated useful life in order to better match expenses and revenues for financial reporting purposes. Accelerated depreciation is used for income tax purposes.

  Goodwill of $2,898,000 at December 31, 1998, from the acquisition of American Sintered Technologies, Inc. on July 31, 1996, represents the excess of cost over fair value of the assets acquired and is being amortized over its estimated useful life of 15 years using the straight-line method for financial
 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)


reporting and income tax purposes. Amortization of goodwill was $230,000 in 1998 and 1997 and $96,000 in 1996.

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

  The functional currency for the Company's foreign operation is the applicable local currency. The translation from the applicable foreign currency to U.S. Dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income in shareholders' equity. Gains or losses resulting from foreign currency translations are included in other income.

  Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. The Company does not have any dilutive shares for any of the three years in the period ended December 31, 1998. The financial statements present basic net income per share.

  The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior years' presentation in order to conform to the 1998 presentation. The Company's business units have separate management teams and infrastructures that offer different products and services.

  In March 1998, the AICPA issued a Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective beginning January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is
 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

required to be adopted after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

  Certain reclassifications have been made to prior years' financial statements to conform with the 1998 presentation.


2. Marketable Securities

   At December 31, 1998, the Company held no investments in marketable securities.

   At December 31, 1997, the Company held investments in marketable securities which were classified as held-to-maturity. The held-to-maturity securities at December 31, 1997 included a 5.125% U.S. Treasury Note with a face value of $5,000,000 due April 30, 1998. This security was stated at amortized cost plus accrued interest, and classified as marketable securities as a part of current assets. The net book value of this note at December 31, 1997 was $5,041,196, consisting of amortized cost of $4,997,318 and accrued interest of $43,878. The fair value of the note at December 31, 1997 was $4,992,188.

  There were no gross unrealized gains or losses for the year ended December 31, 1998. The gross unrealized loss for the year ended December 31, 1997 on the held-to-maturity security was $5,130, with a fair value of $4,992,188 and amortized cost of $4,997,318. Net unrealized gains or losses on held-to-maturity securities have not been recognized in the accompanying financial statements.

  Net realized gains on marketable securities for the year ended December 31, 1996 were $2,899. There were no realized gains or losses for the years ended December 31, 1998 or 1997.


3. Accrued Liabilities

 Accrued liabilities at December 31, 1998 and 1997 include the following:

                                                       1998            1997
     Payroll and related costs                    $    3,907,148  $    3,832,133
     Taxes, other than income                            337,076         288,574
     Profit sharing                                    1,142,492       1,040,804
     Insurance                                         3,075,719       2,990,037
     Environmental                                     1,363,462       2,153,948
     Professional fees                                   248,524         536,161
     Other                                               659,161         711,609
                                                  $   10,733,582  $   11,553,266

4. Discontinued Operations, Contingent Liabilities, and Other Liabilities

  The Company discontinued its Metal Products business segment in 1989. Environmental reclamation and decommissioning is required for the segment's primary plant that processed certain ores which are subject to regulations of
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

several government agencies. The residues from these processed ores were stored on site. Remaining assets were written down to estimated realizable value, and provisions were made for the estimated costs for decommissioning. The Company, in association with outside consultants, has developed a decommissioning plan for the site involved, and has submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law.

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

  The Company has received an amendment to its current NRC license and a revision to its current wastewater discharge permit to allow for the construction and operation of the processing plant. Construction has begun on the processing plant which, when completed, will extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The estimated cost of construction is approximately $12 million. Residue processing is expected to start by the end of the first quarter of 1999.

  At December 31, 1998 and 1997, the Company had recorded liabilities of $9.8 million and $10.8 million, respectively, for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues described above. An additional provision for discontinued operations of $7.1 million was recorded in 1997 to increase the established liabilities for the estimated cost of additional studies which may be required by regulatory agencies, higher start-up costs, and potentially greater disposal costs after completion of the residue processing period, as well as for cost estimates related to probable future environmental remediation at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

  The estimated net costs of reclaiming and decommissioning the first site during the residue processing period include estimated annual revenues of approximately $8 million per year over the ten year processing period and estimated annual operating costs, including depreciation, of approximately the same amount, related to residue processing. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which could result from the increased quantities of certain of these materials made available for sale. However, ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Contd.)

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

  In October 1995 the NRC advised the Company that a decommissioning funding plan cost estimate based upon on-site disposal of most of the radioactive wastes at the site was appropriate to consider. The NRC cautioned the Company, however, that on-site disposal may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. Such approval process can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, based on current NRC regulations or provisions of the Nuclear Waste Policy Act of 1982. However, there is no assurance that a plan providing for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site which includes off-site disposal may not be financially feasible.

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

  Expenditures for environmental reclamation and decommissioning for discontinued operations were $1,009,000, $1,859,000 and $1,516,000 in 1998,
1997, and 1996, respectively. Costs which are expected to be incurred within the next year are included as environmental costs in accrued liabilities. Costs expected to be incurred after one year are reflected on the balance sheet in discontinued operations and environmental remediation as part of other liabilities. Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 1998 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC decommissioning funding assurance requirements.


 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

  The net assets of discontinued operations at December 31, 1998 and 1997 include the following (in thousands of dollars):

                                              1998          1997

          Land                            $       110   $       110
          Building                              5,885         5,292

          Machinery & equipment                 9,694           750
                                               15,689         6,152
          Less accumulated depreciation         4,805         4,805
          Net fixed assets                     10,884         1,347
          Design and engineering costs
           for processing plant                 2,784         2,726

                                          $    13,668   $     4,073

  In addition to the two sites included in the discontinued operations, the Company has a total of seven sites at other Company facilities where environmental remediation is ongoing or will be undertaken. Certain of these sites were identified as a result of environmental studies conducted by the Company during 1997 at all of its owned sites, including testing of soil and groundwater at selected sites as indicated by the environmental studies.

  In 1998, the remaining land and buildings of the Company's former Precision Sheet Metal operation, which had been classified as Other Assets - Property held for sale, were sold. Proceeds, less retained liabilities for environmental clean-up, were approximately equal to carrying amounts.

  The Company has also been notified that it is a potentially responsible party at six sites owned by third parties. The Company's participation at four sites is de minimis, and at the other two sites the Company is either being defended by its insurance carriers or has meritorious defenses to liability.

  At December 31, 1998 and 1997, the Company had recorded liabilities of $8.4 million and $8.1 million, respectively, for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. An additional provision of $6,900,000 was recorded in 1997 for the estimated potential exposure for such costs. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.




 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)


5.  Debt

Long-term debt at December 31, 1998 and 1997 consisted of the following:

                                                  1998              1997
     Mississippi Business Finance
     Corporation 5.487% Note, due 2011        $  1,005,000      $  1,055,000


     Loans from various Pennsylvania
     Economic Agencies with interest rates
     ranging from 2.0% to 5.0%, due from
     1998 to 2010                                1,667,773           647,729

     Loans from various Iowa Economic
     Agencies with interest rates ranging

     from 0.0% to 4.0%, due 2000                   140,551           219,732

                                                 2,813,324         1,922,461

     Less current maturities                       306,578           322,499

     Total long-term debt                     $  2,506,746      $  1,599,962


  The above loans are collateralized by machinery and equipment with a net book value of $1,449,000.

  The aggregate maturities for long-term debt for the five years after December 31, 1998 are $307,000, $266,000, $238,000, $209,000, and $189,000, respectively.

  Interest paid on debt for the years ended December 31, 1998, 1997 and 1996 amounted to $107,000, $89,000, and $17,000, respectively.

  The fair value of the Company's debt at December 31, 1998 and 1997 was $2,653,000 and $1,779,000, respectively, which was estimated using a discounted cash flow analysis, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.

6.  Income Taxes

  Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

  Valuation allowances were established in 1997 in accordance with provisions of FASB Statement No. 109, "Accounting for Income Taxes." The valuation allowances are attributable to federal and state deferred tax assets.



 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)


  Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                   1998              1997
     Deferred tax assets - current:
       Environmental costs                    $     699,102     $    431,677
       Self-insurance accruals                      829,370          781,246
       Vacation accruals                            338,097          371,767
       State income taxes                           388,108          350,780
       Other                                        321,007          343,692
                                              $   2,575,684     $  2,279,162


     Deferred tax assets (liabilities) -
     non-current:
       Environmental costs                    $   3,321,505     $  4,536,752
       Pensions                                      32,230       (2,374,928)
       Tax depreciation in excess of book
        depreciation                               (648,265)        (388,444)
       Other                                        176,683          102,164
                                                  2,882,153        1,875,544

       State income tax net operating loss
        carryforwards                               424,827          504,955
       State income taxes                           599,113          169,145
                                                  1,023,940          674,100

     Valuation allowances                        (2,818,495)      (2,905,864)
                                              $   1,087,598     $   (356,220)



  At December 31, 1998 and 1997, the Company had potential state income tax benefits from net operating loss carryforwards that expire in various years through 2012. For financial reporting purposes, valuation allowances of $336,495 and $423,864 at December 31, 1998 and 1997 were recognized for net operating loss carryforwards not anticipated to be realized before expiration. State income tax benefits of $47,687 expired after returns were filed for the year ended December 31, 1997, which were offset by $47,687 of valuation allowance.


 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)


  Details of the provision (benefit) for income taxes in the consolidated statements of operations are as follows:

                                          1998           1997           1996
     Current taxes
      Federal                         $  1,662,000   $ 1,378,000    $ 1,767,000
      State                                341,000       541,000        341,000
                                         2,003,000     1,919,000      2,108,000
     Deferred income tax
      charge (credit)
       Federal                           1,196,000    (4,489,000)       524,000
       State                                33,000      (753,000)       144,000
       Valuation allowances                      -     2,956,000              -
                                         1,229,000    (2,286,000)       668,000

     Total                            $  3,232,000   $  (367,000)   $ 2,776,000

     Allocated to discontinued
      operations                                 -    (1,244,000)             -

     Continuing Operations            $  3,232,000   $   877,000    $ 2,776,000


  The deferred income tax charge in 1998 resulted primarily from payments for certain environmental costs accrued in prior years, and from tax depreciation exceeding book depreciation.

  The deferred income tax credit in 1997 resulted from provisions for environmental costs accrued for continuing and discontinued operations reduced by valuation allowances established in 1997.

  The deferred tax charge in 1996 resulted primarily from payments for certain plant shutdown, idle facilities and environmental costs accrued in prior years, and from the net effect of timing of deductions of certain employee fringe benefits.

  A reconciliation of the total provision for income taxes with amounts determined by applying statutory U.S. Federal income tax rate to income before income tax provision is as follows:

                                          1998           1997           1996
     Income tax provision at
     statutory rate                   $ 2,937,000    $(2,968,000)   $ 2,398,000
     Add:
      State income taxes, net of
       federal income tax provision       338,000       (395,000)       320,000
      Change in valuation

       allowances                         (91,000)     2,956,000              -
      Other, net                           48,000         40,000         58,000

     Total income tax provision       $ 3,232,000    $  (367,000)   $ 2,776,000


 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)


  Income taxes paid for each of the three years in the period ended December 31, 1998 amounted to $2,267,000, $2,161,000, and $2,189,000, respectively.
Income tax refunds in the three year period ended December 31, 1998 amounted to $469,000, $262,000, and $30,000, respectively.


7.  Retirement Plans

  The Company has several non-contributory defined benefit plans covering approximately 25% of its employees. Benefits for salaried plans are generally based on salary and years of service, while hourly plans are based upon a fixed benefit rate in effect at retirement date and years of service. The Company's funding of the plans is equal to the minimum contribution required by ERISA. Contributions to defined benefit plans totaled $600,146, $80,964 and $22,380 in 1998, 1997 and 1996, respectively.

  A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. A minimum pension liability adjustment of $4,778,714, net of tax benefit, was recorded as a reduction to shareholders' equity in 1998.



 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)


  The net pension expense (credit) in 1998 and 1997 is comprised of:

                                                         1998           1997
     Change in benefit obligation
       Benefit obligation at beginning of year      $ 41,057,007   $ 41,417,209
       Service cost                                      483,670        393,406
       Interest cost                                   2,899,232      3,048,778
       Amendments                                        124,467         46,332
       Actuarial gain                                    837,991       (236,311)
       Benefits paid                                  (3,583,936)    (3,612,407)
       Benefit obligation at end of the year          41,818,431     41,057,007


     Change in plan assets
       Fair market value of plan assets at
        beginning of year                             40,112,613     40,136,249
       Actual return on plan assets                    3,927,608      2,999,592
       Employer contribution                              76,608        589,179
       Plan participants' contributions                       -              -
       Benefits paid                                  (3,583,936)    (3,612,407)
       Fair value of plan assets at end of year       40,532,893     40,112,613

       Funded status                                  (1,285,538)      (944,394)
       Unrecognized actuarial loss                     8,164,401      8,326,563
       Unrecognized transition asset                     (84,163)      (706,407)
       Unrecognized prior service cost                   818,725        817,450
       Net amount recognized                        $  7,613,425   $  7,493,212


     Amounts recognized in the statement of
      financial position consist of:
       Prepaid benefit cost                         $          -   $  7,493,212
       Accrued benefit liability                        (860,627)             -
       Intangible asset                                  726,270              -
       Accumulated other comprehensive income          7,747,782              -
       Net amount recognized                        $  7,613,425   $  7,493,212



     Weighted-average assumptions of December 31         1998           1997


     Discount rate                                      7.25%          7.75%

     Expected return on plan assets                     8.00%          8.00%

     Rate of compensation increase                      3.50%          5.00%




 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)


                                                         1998           1997
     Components of net periodic benefit cost
       Service cost                                 $    483,670   $    393,406
       Interest cost                                   2,899,232      3,048,778
       Expected return on plan assets                 (3,071,621)    (3,070,713)
       Amortization of prior service cost                123,192        114,667
       Amortization of transition asset                 (622,244)      (680,473)
       Recognized actuarial loss                         609,792        428,100
       Net periodic benefit cost                    $    422,021   $    233,765



  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $37,422,242, $36,824,545, and $36,014,168, respectively, as of December 31, 1998.

  The Company has several defined contribution plans covering approximately 80% of its employees. Almost all of the defined contribution plans have funding provisions which, in certain situations, require Company contributions based upon formulae relating to employee gross wages, participant contributions or hours worked. Almost all of the defined contribution plans also allow for additional discretionary Company contributions based upon profitability. The costs of these plans for 1998, 1997 and 1996 were $1,519,000, $1,494,000 and
$1,235,000, respectively.

  The Company makes medical insurance available and provides limited amounts of life insurance to retirees. Retirees electing to be covered by Company sponsored health insurance pay the full cost of such insurance. The Company accrues the cost of the retiree life insurance benefits in relation to the employee's service with the Company. Costs of postretirement benefits other than pensions for the years ended December 31, 1998, 1997 and 1996 were $49,000, $40,000 and $37,000, respectively.



8. Business Segments

  The Company is a specialty metals manufacturer with substantially all operations located in the United States. For financial reporting purposes, the Company classifies its products into the following three business segments:

Industrial Tools:
  Tungsten carbide cutting tools, milling tools, toolholding devices, mining tools and accessories, construction tools, wear parts and related industrial parts.

Advanced Structures:
  Titanium, nickel base and high alloy steel forgings; aluminum and magnesium sand castings.

Industrial Metal Components:
 Special wire products, powdered metal components, and investment castings.

 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)

  Financial information concerning the Company's segments for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                        1998            1997            1996
     NET SALES:

      INDUSTRIAL TOOLS

       Sales                       $ 58,442,892    $ 56,292,542    $ 54,068,214

       Intersegment sales                (5,582)         (1,133)           (239)

                                     58,437,310      56,291,409      54,067,975

      ADVANCED STRUCTURES

       Sales                         54,512,070      45,827,350      39,376,729

       Intersegment sales                     -               -               -

                                     54,512,070      45,827,350      39,376,729

      INDUSTRIAL METAL
     COMPONENTS

       Sales                         40,860,593      38,144,417      27,408,163

       Intersegment sales               (13,426)        (69,101)        (19,036)

                                     40,847,167      38,075,316      27,389,127

                                   $153,796,547    $140,194,075    $120,833,831


     OPERATING INCOME (LOSS):


      INDUSTRIAL TOOLS             $  3,895,736    $  3,860,150    $  3,052,446

      ADVANCED STRUCTURES             2,639,782      (1,055,575)      1,778,774

      INDUSTRIAL METAL
       COMPONENTS                     1,840,208       2,273,052       1,572,943

      CORPORATE                         (56,040)     (6,969,204)        (61,619)

                                   $  8,319,686    $ (1,891,577)   $  6,342,544


  Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.

  The operating loss for Corporate in 1997 includes a provision for environmental remediation of $6,900,000 of which $3,076,000 relates to Industrial Tools facilities, $3,781,000 relates to Advanced Structures facilities, and $43,000 relates to Industrial Metal Components facilities. Segment performance is evaluated without these special charges.

 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)


  The percentages of net sales for classes of similar products which exceeded ten percent of the Company's consolidated net sales, for the period indicated, are set forth below:

                                                     Percentage of
                                                 Consolidated Net Sales
     Products               Business Segments        1998     1997      1996

     Tungsten carbide
      cutting tools         Industrial Tools          26%      27%       30%

     Nonferrous forgings    Advanced Structures       16%      15%       12%

     Investment castings    Industrial Metal          10%      10%        9%
                            Components


     The identifiable assets, depreciation and amortization, and capital expenditures for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                          1998           1997           1996
     Identifiable assets
      Industrial Tools                $21,853,599    $19,854,696    $17,383,706
      Advanced Structures              25,560,655     24,746,415     22,741,686
      Industrial Metal Components      20,429,505     14,993,384     13,985,879
      Corporate/Discontinued           20,873,613     29,237,920     28,016,171

         Total assets                 $88,717,372    $88,832,415    $82,127,442


     Depreciation and amortization
      Industrial Tools                $   674,904    $   684,961    $   773,130
      Advanced Structures                 623,556        630,153        627,976
      Industrial Metal Components         959,016        840,860        532,060
      Corporate/Discontinued                    -              -              -

         Total depreciation and
          amortization                $ 2,257,476    $ 2,155,974    $ 1,933,166



     Capital expenditures
      Industrial Tools                $ 1,866,258    $   890,465    $ 1,553,372
      Advanced Structures               1,239,232        644,483        148,879
      Industrial Metal Components       4,835,480        751,629      4,221,201
      Corporate/Discontinued                    -              -              -

         Total capital expenditures   $ 7,940,970    $ 2,286,577    $ 5,923,452





  ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)


  Capital expenditures for the Advanced Structures segment include $559,000 from the acquisition of Schulz Products, Inc. in 1997. Capital expenditures for the Industrial Metal Components segment include $3,779,000 for the property, plant and equipment of Fansteel de Mexico in 1998 and $3,884,000 from the acquisition of American Sintered Technologies, Inc. in 1996.


9.  Lease Commitments

  The Company leases data processing, transportation and other equipment, as well as certain facilities, under operating leases. Such leases do not involve contingent rentals, nor do they contain significant renewals or escalation clauses.

  Total minimum future rentals under noncancelable leases at December 31, 1998 were $1,107,000, including $579,000 in 1999, $294,000 in 2000, $232,000 in 2001,
$2,000 in 2002, and $0 in 2003 and thereafter. Rental expense was $1,455,000 in 1998, $1,224,000 in 1997, and $1,174,000 in 1996.


10. Acquisition

  On August 27, 1998, the Company acquired the property, plant and equipment of Attwood de Mexico S. de R. L. de C.V. and Attwood Corporation in Reynosa, Mexico for a cash price of $3,779,000. A new Company, Fansteel de Mexico S. de R. L. de C.V., was established to produce steel and alloy investment castings in conjunction with the Company's Escast Inc. subsidiary, which is in the Industrial Metal Components business segment.

  On September 30, 1997, the Company acquired all the assets and certain liabilities of Schulz Products, Inc. (Schulz) for the cash price of $1,866,000. The nature of the business of Schulz is the machining of aircraft components. Schulz is included in the Advanced Structures business segment.

  On July 31, 1996, the Company acquired all of the assets and certain liabilities of American Sintered Technologies, Inc. (AST) for the cash price of $6,937,000. In addition to the cash paid, the Company assumed $954,000 of various Pennsylvania Economic Agencies loans. The nature of the business of AST is the manufacture of ferrous and non-ferrous powdered metal components serving the automotive, lawn and garden, plumbing, hardware, and electrical hardware industries. AST is included in the Industrial Metal Components business segment.




 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)


  The acquisitions were accounted for as purchases. The Company's results for the years of these acquisitions would not be materially different if these acquisitions were made at the beginning of the respective year. The fair value of assets purchased and liabilities assumed for Schulz in 1997 and AST in 1996 are shown below:

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



11.  Stock-Based Compensation Plan

  The Shareholders approved the 1998 Long-Term Incentive Plan (Incentive Plan) on May 20, 1998. The Incentive Plan is administered by the Compensation and Nominating Committee of the Board of Directors. No member of the Committee is eligible to receive awards under the Incentive Plan. Officers, key employees and non-employees, who in the judgment of the Committee, render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provided 400,000 shares of common stock to be offered from either authorized and unissued shares or issued shares which have been reacquired by the Company. Options granted will vest equally over three years and expire ten years after the grant date. The exercise price is equal to 100% of the fair market value of a common stock on the grant date.

  On May 20, 1998, the Board of Directors granted 175,000 incentive stock options to officers and key employees of the Company with an exercise price of $9.19 per option. The status of the stock options is as follows:

                                                                   Number
                                                                 of Shares

               Granted on May 20, 1998                            175,000
               Forfeited                                          (12,200)
               Outstanding at December 31, 1998                   162,800

               Options Exercisable at :
                 December 31, 1998                                      -
                 December 31, 1999                                 54,267
                 December 31, 2000                                 54,267
                 December 31, 2001                                 54,266

 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Contd.)


  Pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plan under APB Opinion 25 "Accounting for Stock Issued to Employees" and adopt the disclosure only provisions of SFAS No. 123. Under APB 25, no compensation costs are recognized because the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to pro forma amounts indicated below:
                                                                    1998

               Net Earnings
                As Reported                                      $5,406,357
                Pro Forma                                         5,329,072

               Net Earnings Per Share
                As Reported                                            $.63
                Pro Forma                                              $.62


  Pro forma diluted income per common share has not been presented for 1998 because assuming the conversion of stock options would have an anti-dilutive effect.

  The fair value of the Company stock options estimated on the date of grant using the Black Scholes option-pricing model was $3.90 with the following assumptions: expected stock price volatility of 24.4%; expected dividend yield of 0.0%; risk-free interest rate of 5.71%; and an expected 8 year life.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.


PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information regarding the Company's directors and executive officers is included in Part I page 12.

                  Additional information concerning the Company's directors is incorporated by reference to information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 19, 1999.

ITEM 11 - EXECUTIVE COMPENSATION

                  Incorporated herein by reference to information under the caption "Compensation of Directors and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 19, 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)(b)(c) The information required by this Item 12 is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 19, 1999.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Incorporated herein by reference to the information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 19, 1999.



                                     PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

         (a)(1)   Index to Consolidated Financial Statements:
                                                                    Form 10-K

                                                                       Page
                  Summary of Quarterly Results of Operations
                  for the years ended December 31, 1998 and
                  1997.                                                 15

                  Report of Independent Auditors.                       28

                  Consolidated Statement of Operations for each
                  of the three years in the period ended
                  December 31, 1998.                                    29

                  Consolidated Balance Sheet at December 31,
                  1998 and 1997.                                      30-31

                  Consolidated Statement of Cash Flows for each
                  of the three years in the period ended
                  December 31, 1998.                                  32-33

                  Consolidated Statement of Shareholders'
                  Equity for each of the three years in the
                  period ended December 31, 1998.                       34

                  Notes to Consolidated Financial Statements.         35-51

         (a)(2)   Index to Consolidated Financial Statement Schedule:

                  Consolidated Financial Statement Schedule for each of the three years ended
                  December 31, 1998:

                  II.  Valuation and qualifying accounts                54

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

         (b) No reports have been filed on Form 8-K during the last quarter of the year ended December 31, 1998.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Additions
                                Balance at   Charged to                Balance
                                Beginning     Cost and    Deductions    at End
                                 of Year      Expenses       (1)       of Year

    Allowance for Doubtful
     Accounts:

    Year ended 12/31/98        $ 280,440    $  22,746    $  43,939    $ 259,247

    Year ended 12/31/97        $ 276,440    $ 234,463    $ 230,463    $ 280,440

    Year ended 12/31/96        $ 276,440    $ (11,665)   $ (11,665)   $ 276,440





  (1)  Accounts written off, net of recoveries.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                   FANSTEEL INC.
                                                                   Registrant

  Date:  3/26/99         By:  \s\ Gary L. Tessitore
                                Gary L. Tessitore, President and Chief
                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

  Signature                     Title                       Date

                                Director; Chairman of the
                                Board, President and
  /s/ Gary L. Tessitore         Chief Executive Officer     3/26/99
  Gary L. Tessitore

                                Vice President and Chief
  /s/ R. Michael McEntee        Financial Officer           3/26/99
  R. Michael McEntee


  /s/ Edward P. Evans           Director                    3/26/99
  Edward P. Evans


  /s/ R. S. Evans               Director                    3/26/99
  R. S. Evans


  /s/ Thomas M. Evans, Jr.      Director                    3/26/99
  Thomas M. Evans, Jr.


  /s/ Peter J. Kalis            Director                    3/26/99
  Peter J. Kalis


  /s/ Jack S. Petrik            Director                    3/26/99
  Jack S. Petrik





                                INDEX TO EXHIBITS

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference:

       Exhibit                                      Prior Filing or Sequential
         No.                                            Page Number Herein


         3.1     Certificate of Incorporation     Company's Form 10-K filed
                                                  March 31, 1993 (*)

         3.2     By-Laws                          Annex II to the Company's
                                                  annual proxy statement
                                                  dated March 15, 1985,
                                                  File No. 1-8676 (*)

         10a     Fansteel Inc. 1998 Long-Term     Exhibit A of the Company's
                 Incentive Plan                   annual proxy statement
                                                  dated April 17, 1998,
                                                  File No. 1-8676 (*)


         22      Subsidiaries of the Registrant   57