Form 10-Q
period 1999-03-31
FANSTEEL INC
filed 1999-05-17
CIK 34471

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

     For the period ended                March 31, 1999

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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of April 30, 1999)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 2

                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET

                                                       March 31,   December 31,

                                                         1999          1998
     ASSETS                                           (Unaudited)        *
     Current Assets
      Cash and cash equivalents (including
       securities purchased under agreement
       to resell of $1,775,000 in 1998)              $   163,093   $ 2,031,835
      Accounts receivable - net                       22,686,096    22,148,457
      Inventories
       Raw material and supplies                       4,722,777     5,341,512
       Work-in-process                                15,690,353    15,177,294
       Finished goods                                  8,818,949     8,686,552
                                                      29,232,079    29,205,358
       Less reserve to state certain
        inventories at LIFO cost                       6,763,841     6,763,841
                                                      22,468,238    22,441,517
      Other assets - current
       Deferred income taxes                           2,547,293     2,575,684
       Other                                           1,319,856     1,325,492
           Total current assets                       49,184,576    50,522,985
     Net Assets of Discontinued Operations            16,808,407    13,668,396
     Property, Plant and Equipment
      Land                                             1,911,631     1,911,631
      Buildings                                       13,046,957    13,046,957
      Machinery and equipment                         56,409,609    55,552,823
                                                      71,368,197    70,511,411
      Less accumulated depreciation                   50,637,546    50,055,789
                                                      20,730,651    20,455,622
     Other Assets
      Deferred income taxes                            1,109,992     1,087,598
      Goodwill                                         2,840,396     2,897,972
      Other                                               83,218        84,799
                                                       4,033,606     4,070,369

     Total Assets                                    $90,757,240   $88,717,372




                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 3

                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                      March 31,    December 31,
                                                        1999          1998
                                                     (Unaudited)         *

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                               $10,271,802    $11,185,587
      Accrued liabilities                             12,207,126     10,733,582
      Accrued income taxes                             1,136,596        707,772
      Current maturities of long-term debt               301,827        306,578
           Total current liabilities                  23,917,351     22,933,519
     Long-term Debt                                    2,462,302      2,506,746
     Other Liabilities
      Environmental remediation                       15,646,000     15,646,000
      Pension liabilities                                140,147         84,017
           Total other liabilities                    15,786,147     15,730,017

     Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                -              -
      Common stock, par value $2.50
       Authorized 12,000,000 shares
       Issued and outstanding 8,598,858 shares        21,497,145     21,497,145
       Retained earnings                              31,873,454     30,829,632
       Other Comprehensive Income
         Minimum pension liability                    (4,778,714)    (4,778,714)
         Foreign currency translation                       (445)          (973)
          Total other comprehensive income            (4,779,159)    (4,779,687)

                                                      48,591,440     47,547,090

     Total Liabilities and Shareholders' Equity      $90,757,240    $88,717,372

                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 4

                                  FANSTEEL INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                     For the Three Months Ended
                                                       March 31,     March 31,
                                                         1999          1998

     Net sales                                       $ 37,045,160  $ 39,789,485

     Costs and expenses
      Cost of products sold                            30,592,763    32,603,487
      Selling, general and administrative               4,929,164     4,520,923

                                                       35,521,927    37,124,410


     Operating income                                   1,523,233     2,665,075

     Other income (expense)
      Interest income on investments                       14,012       156,318
      Interest expense                                    (27,499)      (21,025)
      Other                                               (36,536)      (34,680)

                                                          (50,023)      100,613


     Income before income taxes                         1,473,210     2,765,688


     Income tax provision                                 461,000     1,037,000

     Net income                                      $  1,012,210  $  1,728,688


     Weighted average number of common
      shares outstanding                                8,598,858     8,598,858


     Basic and diluted net income per share
      (on average shares outstanding)                       $ .12         $0.20

     Dividends per common share                             $   -         $   -






                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 5

                                  FANSTEEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,
                                                         1999          1998

                                                       Increase (decrease) in
                                                     cash and cash equivalents

     Cash flows from operating activities:

      Net income                                     $ 1,012,210   $ 1,728,688

      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                    639,333       559,617
        Net pension charge (credit)                       56,130      (426,288)
        Deferred income tax charge                         5,997       319,415
       Changes in assets and liabilities:
        (Increase) in marketable securities                    -       (65,197)
        (Increase) in accounts receivable               (537,639)   (1,469,179)
        (Increase) in inventories                        (26,721)   (1,598,961)
        Decrease in other assets-current                  28,030        94,944
        Increase in accounts payable and accruals        591,899     1,184,777
        Increase in income taxes payable                 428,824       968,073
        (Increase) in other assets                       (20,813)      (84,007)
       Net cash provided by operating activities       2,177,250     1,211,882

     Cash flows from investing activities:
       Additions to property, plant and equipment       (856,786)     (499,630)
       Increase in net assets of discontinued
         operations-design, engineering and
         equipment for processing plant               (3,140,011)   (1,327,641)
      Net cash (used in) investing activities         (3,996,797)   (1,827,271)

     Cash flows from financing activities:
       Proceeds from long-term debt                            -       125,000
       Payments of long-term debt                        (49,195)      (56,897)
     Net cash provided by financing activities           (49,195)       68,103

     Net (decrease) in cash and cash equivalents      (1,868,742)     (547,286)

     Cash and cash equivalents at beginning of
      period                                           2,031,835     8,038,229

     Cash and cash equivalents at March 31           $   163,093   $ 7,490,943


                (See Notes to Consolidated Financial Statements)

                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 6

FANSTEEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Consolidated Financial Statements

  The consolidated balance sheet at March 31, 1999, and the consolidated statements of income for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

  The Company's line of credit expires in January, 2000. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues, insurance policies, and development loans. Total unused lines of credit were $12.1 million as of March 31, 1999.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption of this Statement has no impact on net income or shareholders' equity. Statement 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. For the three months ended March 31, 1999 total comprehensive income was $528 more than net income due to foreign currency translation gains. For the three months ended March 31, 1998 total comprehensive income was equal to net income.

  In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments in annual financial statements and also requires selected segment information in interim reports to shareholders. The information for 1998 has been restated from the prior years' presentation in order to conform to the 1999 presentation. The Company's business units have separate management teams and infrastructures that offer different products and services.




                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 7

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into three business segments: Industrial Tools, Advanced Structures and Industrial Metal Components. Net sales and operating income
(loss) for the first quarter ended March 31, 1999 and 1998 for each of the Company's business segments are summarized below:

                                              1999           1998

          NET SALES:

           INDUSTRIAL TOOLS
            Sales                         $ 13,660,231   $ 15,353,030
            Intersegment sales                    (187)        (4,228)
                                            13,660,044     15,348,802


           ADVANCED STRUCTURES
            Sales                           12,267,141     14,166,994
            Intersegment sales                       -             -
                                            12,267,141     14,166,994


           INDUSTRIAL METAL COMPONENTS
            Sales                           11,121,188     10,282,678
            Intersegment sales                  (3,213)        (8,989)
                                            11,117,975     10,273,689


          TOTAL NET SALES                 $ 37,045,160   $ 39,789,485


          OPERATING INCOME (LOSS):
           INDUSTRIAL TOOLS               $  1,170,365   $  1,144,369
           ADVANCED STRUCTURES                 331,725        887,565
           INDUSTRIAL METAL COMPONENTS         526,599        648,911
           CORPORATE                          (505,456)       (15,770)

          TOTAL OPERATING INCOME (LOSS)   $  1,523,233   $  2,665,075







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

   The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes to the consolidated financial statements.

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

   Net sales for Fansteel in the first quarter of 1999 were $37,045,000 compared to first quarter 1998 net sales of $39,789,000, a decrease of $2,744,000, or

6.9%.

   The Company's operating income for the quarter ended March 31, 1999 of $1,523,000 decreased $1,142,000 from first quarter 1998 operating income of $2,665,000 as a result of the lower sales volume and a one-time charge related to management changes.

   The Company incurred other expenses of $50,000 for the first quarter of 1999 compared to other income of $101,000 in the first quarter of 1998. The $151,000 unfavorable swing resulted from less cash being available for investment due primarily to expenditures for the processing plant at the former Muskogee, Oklahoma facility as part of environmental remediation.

   Net income for the first quarter of 1999 was $1,012,000, or $.12 per share, compared to net income of $1,729,000, or $.20 per share, in the first quarter of 1998. First quarter 1999 earnings were lower by $.04 per share due to the one-time charge related to management changes. Without this one-time charge, net income as a percentage of net sales for the first quarter of 1999 was 3.5.% compared to 4.3% for the first quarter of 1998. The effective tax rate was lower in the first quarter of 1999 due to the reduction in the valuation allowance for deferred taxes related to environmental reserves which had a favorable impact on net income of $.01 per share.

   First quarter 1999 net sales for the Industrial Tools business segment were $13,660,000 compared to $15,349,000 for the same period of 1998, a decrease of $1,689,000, or 11.0%. This decline was due primarily to weaker demand for tungsten carbide cutting tools as customers adjusted inventories during the current quarter after a build-up in 1998. In the wear parts product line, sales of drilling compacts and nozzles suffered from the reduction in oil drilling rigs due to the lower price of crude oil during 1998. First quarter 1999 construction tool sales increased over the same period of the prior year, particularly sales of newly designed road planing tools. Coal mining tool sales also improved over the first quarter of 1998 due to better distribution and improved marketing efforts.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          Page 9

   Industrial Tools business segment operating income for the first quarter of 1999 was $1,170,000 compared to $1,144,000 for the same period of 1998. Despite the lower sales volume, operating income increased as a percentage of net sales to 8.6% from 7.5% in the first quarter of 1998 due to lower overhead and material costs.

   Net sales for the Advanced Structures business segment for the quarter ended March 31, 1999 were $12,267,000, a decrease of $1,900,000, or 13.4%, from first quarter 1998 net sales of $14,167,000. Sales in all product lines within this business segment have declined due to delayed order releases as the major aircraft manufacturers revised their 1999 production schedules beginning in the fourth quarter of 1998. In addition, both the forging and the sand casting operations experienced production inefficiencies in the first quarter of 1999 that resulted in delayed shipments.

   Advanced Structures business segment operating income for the first quarter of 1999 was $332,000 compared to $888,000 for the same period of 1998. In addition to the lower sales volume in the first quarter of 1999, operating income was negatively impacted by inefficiencies in product flow relating to various factors which are being or have been addressed. These production inefficiencies at the forging and sand casting facilities resulted in higher manufacturing and scrap costs. At the forging facility an upgraded steam delivery system, which is expected to be in full operation by the end of the second quarter of 1999, will minimize these inefficiencies by increasing steam capacity.

   Industrial Metal Components business segment net sales for the quarter ended March 31, 1999 were $11,118,000, an increase of $844,000, or 8.2%, from first quarter 1998 net sales of $10,274,000. Investment castings revenues provided nearly all of this improvement, benefiting from the increased capacity from the Fansteel de Mexico production start-up at the beginning of this year. Based on the continued strength of the lawn and garden industry, wire formed product sales remained even with their record first quarter, 1998 sales level. Sales of powdered metal components declined as key customers continued to tightly control their inventory levels.

   Industrial Metal Components business segment operating income for the first quarter of 1999 was $527,000 compared to $649,000 for the same period of 1998. The incremental income on higher volume was off-set by increased start-up costs at the Mexico facility. As a percentage of net sales, operating income was 4.7% for the first quarter of 1999 compared to 6.3% in the same period last year. Operating income as a percentage of sales was positively impacted by lower labor costs, but negatively impacted by higher material and overhead costs.

   Order backlog at March 31, 1999 was $54,331,000 compared to $59,973,000 at March 31, 1998, a decrease of $5,642,000 or 9.4%. Most of the decrease came from the aircraft market within the Advanced Structures business segment, as major manufacturers have delayed order releases. The Industrial Tools business segment backlog also experienced a decline related to slowdowns in the metalworking and oil industries. The Industrial Metal Components backlog improved over the prior year first quarter with increased orders for powdered metal components used in the lawn and garden industry and for investment castings used in the automotive and marine markets.

   Inflation factors did not, and generally do not, significantly affect the overall operations of the Company.



                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 10


Outlook

   Sales and order rates in a number of key markets including automotive, metalworking, and the commercial aircraft market experienced decreases in the last half of 1998 compared to the first half of 1998. The first quarter of 1999 remained at the second half of 1998 level. Growth in 1999 compared to the second half of 1998 will depend on opportunities from improvements in the Company's production processes, new product development, and investment in capital equipment. The Company is seeking increased share of current markets, as well as new markets, through investment in current operating units, such as the 1998 Fansteel de Mexico start-up which began full production in the first quarter of 1999. Cost control programs remain active in all operating plans throughout the Company.


Liquidity and Capital Resources

   Cash and cash equivalents amounted to $163,000 at March 31, 1999, a decrease of $1,869,000 from December 31, 1998. Investments in plant and equipment at operating locations totaled $857,000, in accordance with management's program to expand the operations of the Company. Engineering, equipment and start-up costs of $3,140,000 were incurred for the processing plant being built for reclamation and decommissioning purposes in Muskogee, Oklahoma.

   In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

   Cash, cash equivalents and marketable securities on hand have been sufficient to date to meet the demands of increased working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, in anticipation of Company programs to expand current operations, possible future acquisitions, and reclamation and decommissioning costs for the Muskogee, Oklahoma plant, the Company increased its line of credit in the first quarter of 1997 by adding a $17 million revolving credit agreement, which expires in January, 2000, to its existing lines of credit. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues, insurance policies and development loans. Total unused lines of credit, including the revolving credit agreement, were $12.1 million as of March 31, 1999. The Company expects to further use a portion of this unused credit during 1999 to fund the start-up of the reclamation processing plant in Muskogee.

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

   The Company has received an amendment to its current NRC license and a revision to its current wastewater discharge permit to allow for the construction and operation of the processing plant. Construction is nearly completed on the processing plant which will extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The construction phase is in the final stages and processing of residues will begin in May.

   At March 31, 1999 the Company had recorded liabilities of $9.5 million for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues described above. An additional provision for discontinued operations of $7.1 million was recorded in 1997 to increase the established liabilities for the estimated cost of additional studies which may be required by regulatory agencies, higher start-up costs, and potentially greater disposal costs after completion of the residue processing period, as well as for cost estimates related to probable future environmental remediation at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

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

   The NRC decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The NRC October 1995 letter requested that the Company submit a decommissioning funding plan contemplating on-site containment and stated that the cost of residue processing should be included in the Company's cost estimate. In March 1996, the Company submitted a revised decommissioning plan and related decommissioning funding plan. The level of assurance for decommissioning is currently $4,456,000 provided through letters of credit. The amount does not include assurance for costs of construction or operation of the residue processing facility. This level of assurance, however, may be changed upon further review by the NRC. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

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

   At March 31, 1999 the Company had recorded liabilities of $8.3 million for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. An additional provision of $6,900,000 was recorded in 1997 for the estimated potential exposure for such costs. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 13


environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.



Year 2000 Readiness Disclosure

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

   The Company has been engaged in an ongoing, comprehensive project to assess and remediate the impact on its computer systems and programs of the Year 2000 problem. The assessment process began in late 1996 with the inventory of all potentially affected hardware and software, along with a determination as to whether or not they may be impacted by the Year 2000. This assessment has been completed. All affected hardware has been replaced. All software developed in-house has been reviewed and necessary modifications or replacements are in process with final testing to be completed by the middle of 1999. The Company has identified software supplied by outside vendors which is not Year 2000 compliant. With respect to the critical applications, the Company has acquired the most recent releases or purchased replacement software which is Year 2000 compliant. Implementation and testing of new releases and new software is scheduled to be completed by the third quarter of 1999. Non-critical applications are being reviewed on an on-going basis with revision or replacement being made as needed.

   The Company began an assessment in 1998 of non-IT products and systems which may contain embedded processor technology which will not recognize the year 2000 properly. This assessment is targeted for completion by the end of the second quarter of 1999. No significant issues have been identified with non-IT products and systems.

    The total Year 2000 costs are estimated at approximately $1.2 million, which includes new hardware, new software and upgrades to existing computer equipment,

as well as training for these new systems. Three or four year operating leases have been obtained for a majority of the new IT products and systems, most of which would have been done through normal operations of the information systems. Approximately 20% of the total expenditures were made in 1997 with an additional 25% made in 1998, and 10% made in the first quarter of 1999. A portion of the remaining 45% will be expensed in 1999 with the remainder being expensed in future years.

   The Company initiated communications using questionnaires with key suppliers and customers in 1998 to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 problems. Key suppliers were determined based upon the amount of business and the importance to the Company of the material or services provided. The initial contacts were with financial institutions which provide

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 14


banking and employee benefit services. All of those financial institutions have responded by identifying their plans to become Year 2000 compliant and now provide periodic reports on their progress. All key suppliers and customers have also been contacted using questionnaires. This process will be ongoing throughout 1999 by reviewing responses, obtaining updates, requesting additional follow-up information, and identifying new key suppliers and customers. To date, no negative responses have been received, but there is no guarantee that systems of other companies on which the Company's systems rely will be converted timely and would not have a material adverse effect on the Company's systems.

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

   At this time, the Company is unable to determine its most reasonably likely worst case scenarios as a result of the Year 2000 issue. The Company continues to analyze possible scenarios as part of the Year 2000 project. Currently, the Company is evaluating key components of its operations and will develop its contingency plans as more information becomes available. The Company believes it will have contingency plans by the fourth quarter of 1999.

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




                                                                       Form 10-Q
                                                                         Page 15
                           PART II - OTHER INFORMATION



     Item 4.    Submission of Matters to a Vote of Security Holders

        a) The Annual Meeting of Shareholders was held on April 19, 1999.

        c) The nominations for Directors of the Company were brought before shareholders of the Company at the Annual Meeting of Shareholders. The votes cast for and votes withheld for each of the following nominees are as follows:

                                Votes         Votes
              Nominee            For         Withheld

        E. P. Evans           8,094,904      102,905

        R. S. Evans           8,094,820      102,989

        T. M. Evans, Jr.      8,094,998      102,811

        P. J. Kalis           8,096,793      101,016

        J. S. Petrik          8,102,815       94,994

        G. L. Tessitore       8,102,941       94,868

        An Amendment of the Long-Term Incentive Compensation plan, designed to assist in attracting and retaining highly competent employees and to act as an incentive in motivating selected officers and other key employees of the Company and its Subsidiaries to achieve long-term corporate objectives, was placed before shareholders for approval at the Annual Meeting of Shareholders. The Amendment of the Long-Term Incentive Compensation plan was approved, with 6,443,447 votes cast for the plan, 1,492,277 votes cast against the plan, and 262,152 abstentions.

        The appointment of Ernst & Young LLP as auditors of the Company for the year ending December 31, 1999 was placed before shareholders for ratification at the Annual Meeting of Shareholders. The appointment of Ernst & Young LLP as auditors of the Company was ratified with 8,188,155 votes cast for, 6,016 votes cast against, and 3,701 abstentions.

                                                                       Form 10-Q
                                                                         Page 16
                           PART II - OTHER INFORMATION
                                     Contd.


     Item 6.    Exhibits and Reports on Form 8-K

        a) The following items required by Item 601 of Regulation S-K are submitted as follows:

          Exhibit 10a - Change in Control Agreement between the Company and Gary
          L. Tessitore dated as of April 19, 1999 (filed herewith).

          Exhibit 10b - Change in Control Agreement among the Company and    the
          individuals listed on the signature page thereto dated as of   April
          19, 1999 (filed herewith).

          Exhibit 10c - Employment Offer Letter between the Company and Gary L. Tessitore dated as of January 26, 1999 (filed herewith).

          Exhibit 10d - Fansteel Inc. 1998 Long-term Incentive Plan, as amended effective January 26, 1999 (incorporated by reference to Exhibit A of the Company's definitive proxy statement dated as of April 19, 1999).

        b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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



                                       Fansteel Inc.
                                   (Registrant)








Date -  05/14/99                      /s/ Gary L. Tessitore
                                          Gary L. Tessitore
                          Chairman, President and Chief Executive Officer








Date -  05/14/99                    /s/ R. Michael McEntee
                                        R. Michael McEntee
                             Vice President and Chief Financial Officer





                                INDEX OF EXHIBITS




  Exhibit No.

      10a Change in Control Agreement between the Company and Gary L. Tessitore dated as of April 19, 1999 (filed herewith).

      10b Change in Control Agreement among the Company and the individuals listed on the signature page thereto dated as of April 19, 1999 (filed herewith).

      10c Employment Offer Letter between the Company and Gary L. Tessitore dated as of January 26, 1999 (filed herewith).

      10d      Fansteel Inc. 1998 Long-term Incentive Plan, as amended effective
               January 26, 1999 (incorporated by reference to       Exhibit A of
               the Company's definitive proxy statement dated    as of April 19,
               1999).





EXHIBIT 10a - CHANGE IN CONTROL AGREEMENT BETWEEN THE COMPANY AND
GARY L. TESSITORE DATED AS OF APRIL 19, 1999






          THIS AGREEMENT (this "Agreement") is made and entered into as of this 19th day of April, 1999 (the "Effective Date"), by and among Fansteel, Inc., a Delaware corporation (hereinafter referred to as the "Company"), and Gary L. Tessitore (the "Executive").

                               W I T N E S E T H:

          WHEREAS, the Board of Directors of the Company (the "Board") has approved the Company entering into this agreement providing for certain severance protection for the Executive following a Significant Ownership Event (as hereinafter defined);

          WHEREAS, the Board believes that, should the possibility of a Significant Ownership Event arise, it is imperative that the Company be able to receive and rely upon the Executive's advice, if requested, as to the best interests of the Company and its shareholders without concern that he or she might be distracted by the personal uncertainties and risks created by the possibility of a Significant Ownership Event; and

          WHEREAS, in addition to the Executive's regular duties, he or she may be called upon to assist in the assessment of a possible Significant Ownership Event, advise management and the Board as to whether such Significant Ownership Event would be in the best interests of the Company and its shareholders, and to take such other actions as the Board determines to be appropriate.

          NOW THEREFORE, to assure the Company that it will have the continued dedication of the Executive and the availability of his or her advice and counsel notwithstanding the possibility, threat, or occurrence of a Significant Ownership Event, and to induce the Executive to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Executive, intending to be legally bound, agree as follows:

                             Article 1. Definitions

          Whenever used in this Agreement, the following terms shall have the meanings set forth below when the initial letter of the word is capitalized:

          (a) "Base Salary" shall mean the salary of record paid by the Company to the Executive as annual salary, excluding amounts received under incentive or other bonus plans, whether or not deferred.

          (b) "Beneficiary" shall mean the persons or entities designated or deemed designated by the Executive pursuant to Section 7.2 herein.

          (c) "Cause" shall mean the occurrence of any one or more of the following:

                (i) willful misconduct by the Executive in the performance of his duties (other than due to disability);



EXHIBIT 10a - CHANGE IN CONTROL AGREEMENT BETWEEN THE COMPANY AND
GARY L. TESSITORE DATED AS OF APRIL 19, 1999 Contd.


                (ii) dishonesty or breach of trust by the Executive which is demonstrably injurious to the Company or its subsidiaries;
                     or

              (iii) conviction or plea of nolo contendere to a felony or a misdemeanor involving moral turpitude.

          (d)   "Code" shall mean the Internal Revenue Code of 1986, as amended.

          (e) "Effective Date of Termination" shall mean the date on which the Executive's employment terminates in a circumstance in which
                Section 2.1 provides for Severance Benefits (as defined in
                Section 2.1).

          (f) "Good Reason" shall mean, without the Executive's express written consent, the occurrence of any one or more of the following:

                 (i) A material diminution of the Executive's authorities,
                     duties, responsibilities, and status (including offices, titles, and reporting requirements) as an employee of the Company from those in effect as of one hundred eighty (180) days prior to the Significant Ownership Event, other than an insubstantial and inadvertent act that is remedied by the Company promptly after receipt of notice thereof given by the Executive, and other than any such alteration which is consented to by the Executive in writing;

                (ii) The Company's requiring the Executive to be based at a location in excess of thirty-five (35) miles from the location of the Executive's principal job location or office immediately prior to the Significant Ownership Event, except for required travel on the Company's business to an extent substantially consistent with the Executive's present business obligations;

              (iii) A reduction in the Executive's base salary or any material reduction by the Company of the Executive's other compensation or benefits from that in effect immediately before the Significant Ownership Event occurred;

                (iv) The failure of the Company to obtain a satisfactory
                     agreement from any successor to the Company to assume and agree to perform the Company's obligations under this Agreement, as contemplated in Article 5 herein; and

                 (v) Any purported termination by the Company of the Executive's employment that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 2.4 herein, and for purposes of this Agreement no such purported termination shall be effective.

                The Executive's right to terminate employment for Good Reason shall not be affected by the Executive's (A) incapacity due to physical or mental illness or (B) continued employment following the occurrence of any event constituting Good Reason herein.
EXHIBIT 10a - CHANGE IN CONTROL AGREEMENT BETWEEN THE COMPANY AND

GARY L. TESSITORE DATED AS OF APRIL 19, 1999 Contd.

          (g) A "Significant Ownership Event" shall mean, and shall be deemed to have occurred upon the occurrence of, any one of the following events:

                (i) The acquisition in one or more transactions, other than from the Company, by any individual, entity or "group" (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of 30% or more of the combined voting power of all outstanding voting securities of the Company entitled to vote generally in the election of directors ("Company Voting Securities"); provided, however, that the following shall not constitute a Significant Ownership Event: any acquisition by (1) the Company and/or one or more of its subsidiaries and/or any employee benefit plan (or related trust) sponsored or maintained by the Company and/or one or more of its subsidiaries, or (2) any entity with respect to which, following such acquisition, more than 70% of the combined voting power of the then outstanding voting securities of such entity entitled to vote generally in the election of directors or persons holding a similar office for such entity (hereinafter, a "director") is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the Company Voting Securities immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the Company Voting Securities; or

                (ii) Individuals who are members of the Board as of the date of this Agreement (the "Incumbent Directors") cease for any reason to constitute at least a majority of the members of the Board; provided, however, that any individual becoming a director subsequent to the date of this Agreement whose appointment to the Board or nomination for election by the Company was approved by a vote of at least a majority of the Incumbent Directors then in office (unless such appointment or election was at the request of an unrelated third party who has taken steps reasonably calculated to result in a Significant Ownership Event and who has indicated publicly an intent to seek control of the Company) shall be treated from the date of his appointment or election as an Incumbent Director; or

              (iii) Approval by the shareholders of the Company of a reorganization, merger, consolidation or similar transaction (a "Transaction"), unless, following such Transaction, all or substantially all of the individuals and entities who were the beneficial owners of the Company Voting Securities immediately prior to such Transaction following such Transaction beneficially own, directly or indirectly, more than 70% of the combined voting power of the then outstanding voting securities of the entity surviving the Transaction entitled to vote generally in the election of directors of such entity in substantially the same proportion as their ownership, immediately prior to such Transaction, of the Company Voting Securities; or
EXHIBIT 10a - CHANGE IN CONTROL AGREEMENT BETWEEN THE COMPANY AND
GARY L. TESSITORE DATED AS OF APRIL 19, 1999 Contd.


                (iv) Approval by the shareholders of the Company of (i) a

                     complete liquidation or dissolution of the Company or (ii) a sale or other disposition of all or substantially all of the assets of the Company other than to an entity with respect to which, following such sale or disposition, more than 70% of the combined voting power of the then outstanding voting securities of such entity entitled to vote generally in the election of directors is beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the Company Voting Securities immediately prior to such sale or disposition in substantially the same proportion as their ownership of Company Voting Securities immediately prior to such sale or disposition.

                Notwithstanding the foregoing, a Significant Ownership Event shall not be deemed to have occurred solely as a result of:

                (x) the distribution of shares of Common Stock of the Company from the Estate of T. M. Evans (the "Estate") to beneficiaries of the Estate (the "Beneficiaries); or

                (y) any transfers, with or without consideration, among the Beneficiaries or to one or more members of the family of any Beneficiary (which shall be deemed to include a Beneficiary's brothers and sisters (whether of the whole or half blood), spouse, ancestors and lineal descendants) or a trust, partnership or other estate planning vehicle for the benefit of one or more Beneficiaries and/or members of the family of a Beneficiary and/or future lineal descendants of a Beneficiary or such a family member; or the formation of a group among any of the foregoing (all of the foregoing being referred to herein collectively as "Beneficiary Interests"); or

                (z) any acquisition as provided in subsection (g)(i) above or transaction as provided in subsections (g) (iii) or (iv) above, following which the Estate and the Beneficiary Interests (other than any Beneficiary Interests who are participants in a group with a person who is not a Beneficiary Interest) retain beneficial ownership of securities representing at least 25% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of, as applicable, the Company, the entity surviving a Transaction or the entity to which such sale or disposition was made, unless in connection with or as a result of such event individuals who are affiliates or associates (as such terms are defined in Rule 12b-2 under the Exchange Act) of a person who is not a Beneficiary Interest or a group including a person who is not a Beneficiary Interest are elected or appointed as members of the Board and constitute at least one-third of the number of directors then in office.




EXHIBIT 10a - CHANGE IN CONTROL AGREEMENT BETWEEN THE COMPANY AND
GARY L. TESSITORE DATED AS OF APRIL 19, 1999 Contd.



                         Article 2.  Severance Benefits

          2.1. Right to Severance Benefits. The Executive shall be entitled to receive from the Company the severance benefits described in Section 2.2

("Severance Benefits") if a Significant Ownership Event shall occur and within two years after the Significant Ownership Event either of the following shall occur:

                (i) an involuntary termination of the Executive's employment with the Company without Cause; or

                (ii) a voluntary termination of the Executive's employment with the Company for Good Reason.

          2.2. Severance Benefits. In the event that the Executive becomes entitled to receive Severance Benefits, as provided in Section 2.1, the Company shall provide the Executive with total Severance Benefits as follows (subject to Sections 2.5 and 2.6):

          (a) The Executive shall receive a single lump sum payment within thirty (30) days of the Effective Date of Termination in an amount equal to 2.99 times the sum of (i) the highest rate of the Executive's monthly Base Salary in effect during the twelve
                (12) month period prior to the Significant Ownership Event at any time up to and including the Effective Date of Termination and (ii) the Executive's average annual bonus accrued (without regard to the timing of payment of such accrual) over the most recent three (3) full bonus plan years ending prior to the Effective Date of Termination.

          (b) The Executive shall receive an amount, paid within thirty (30) days of the Effective Date of Termination, equal to the Executive's unpaid Base Salary, accrued but unused vacation pay and earned but unpaid bonuses and all other cash entitlements through the Effective Date of Termination plus an amount equal to the aggregate amount of matching contributions that would be credited to the Executive under the Fansteel Savings and Profit Sharing Plan for the three years following the Effective Date of Termination if (i) the Executive were to continue to participate and make the maximum permissible contribution thereunder and
                (ii) the applicable rate of matching contributions during such period were to equal the average rate of match under the plan for the three years immediately prior to the Effective Date of Termination.

          (c) All welfare benefits, including medical, dental, vision, life and disability benefits pursuant to plans under which the Executive and/or the Executive's family is eligible to receive benefits and/or coverage shall be continued for a period of eighteen (18) months after the Effective Date of Termination. Such benefits shall be provided to the Executive at no less than the same coverage level as in effect as of the date of the Significant Ownership Event. The Company shall pay the full cost of such continued benefits, except that the Executive shall bear any portion of such cost as was required to be borne by key executives of the Company generally at the date of the Significant Ownership Event. Notwithstanding the foregoing,
EXHIBIT 10a - CHANGE IN CONTROL AGREEMENT BETWEEN THE COMPANY AND
GARY L. TESSITORE DATED AS OF APRIL 19, 1999 Contd.


                the benefits described in this Section 2.2(c) may be discontinued prior to the end of the period provided in this Section to the extent, but only to the extent, that the Executive receives substantially similar benefits from a subsequent employer.

          2.3. Termination for Any Other Reason. If the Executive's employment with the Company is terminated under any circumstances other than those set forth in Section 2.1, including without limitation by reason of retirement, death, disability, discharge for Cause or resignation without Good Reason, or any termination for any reason that occurs prior to a Significant Ownership Event or after two years following a Significant Ownership Event, the Executive shall have no right to receive the Severance Benefits under this Agreement or to receive any payments in respect of this Agreement. In such event Executive's benefits, if any, in respect of such termination shall be determined in accordance with the Company's retirement, survivor's benefits, insurance, and other applicable plans, programs, policies, and practices then in effect. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with the Company is terminated prior to the date onwhich a Significant Ownership Event occurs either (i) by the Company other than for Cause or (ii) by the Executive for Good Reason, and it is reasonably demonstrated that termination of employment (a) was at the request of an unrelated third party who has taken steps reasonably calculated to effect a Significant Ownership Event, or (b) otherwise arose in connection with or in anticipation of a Significant Ownership Event, then for all purposes of this Agreement the termination shall be deemed to have occurred upon a Significant Ownership Event and the Executive will be entitled to Severance Benefits as provided in Section 2.2 herein.

          2.4. Notice of Termination. Any termination by the Company for Cause or by the Executive for Good Reason shall be communicated by Notice of Termination to the other party. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon, and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

          2.5. Withholding of Taxes. The Company shall withhold from any amounts payable under this Agreement all Federal, state, local, or other taxes as legally shall be required to be withheld.

          2.6.  Certain Additional Payments by the Company.

          (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any economic benefit or payment or distribution by the Company to or for the benefit of the Employee, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (a "Gross-Up-Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an
EXHIBIT 10a - CHANGE IN CONTROL AGREEMENT BETWEEN THE COMPANY AND
GARY L. TESSITORE DATED AS OF APRIL 19, 1999 Contd.

                amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

          (b) Subject to the provisions of Section 2.6(c), all determinations required to be made under this Section 2.6, including whether a Gross-Up Payment is required and the amount of such Gross-Up Payment, shall be made by the Company's regular outside independent public accounting firm (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the Effective Date of Termination, if applicable, or such earlier time as is requested by the Company . The initial Gross-Up Payment, if any, as determined pursuant to this Section 2.6(b), shall be paid to the Executive within 5 days of the receipt of the Accounting Firm's determination. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with an opinion that he has substantial authority not to report any Excise Tax on his federal income tax return. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to Section 2.6(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

          (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the later of either (i) the date the Executive has actual knowledge of such claim, or (ii) ten days after the Internal Revenue Service issues to the Executive either a written report proposing imposition of the Excise Tax or a statutory notice of deficiency with respect thereto, and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the thirty-day period following the date on which he gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall: (i) give the Company any information reasonably requested by the Company relating to such claim, (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company, (iii) cooperate with the Company in good faith in order effectively to contest such claim, (iv) permit the Company to participate in any
EXHIBIT 10a - CHANGE IN CONTROL AGREEMENT BETWEEN THE COMPANY AND
GARY L. TESSITORE DATED AS OF APRIL 19, 1999 Contd.


                proceedings relating to such claim; provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limitation of the foregoing provisions of this Section 2.6(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to request or accede to a request for an extension of the statute of limitations with respect only to the tax claimed, or pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax, including interest or penalties with respect thereto, imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations requested or acceded to by the Executive at the Company's request and relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

          (d) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 2.6(c), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 2.6(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 2.6(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of thirty days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

EXHIBIT 10a - CHANGE IN CONTROL AGREEMENT BETWEEN THE COMPANY AND
GARY L. TESSITORE DATED AS OF APRIL 19, 1999 Contd.


          (e) In the event that any state or municipality or subdivision thereof shall subject any Payment to any special tax which shall be in addition to the generally applicable income tax imposed by such state, municipality, or subdivision with respect to receipt of such Payment, the foregoing provisions of this Section 2.6 shall apply, mutatis mutandis, with respect to such special tax.

                  Article 3.  The Company's Payment Obligation

          3.1. Payment Obligations Absolute. Except as otherwise provided in the last sentence of Section 2.2(c) and the next sentence in this Section 3.1, the Company's obligation to make the payments and the arrangements provided for herein shall be absolute and unconditional, and shall not be affected by any circumstances, including, without limitation, any offset, counterclaim, recoupment, defense, or other right which the Company may have against the Executive or any other party. In the event the Executive becomes entitled to receive Severance Benefits hereunder, such Severance Benefits shall be in lieu of any other severance pay or benefits that would otherwise be due to the Executive under any other severance pay plan or arrangement of the Company and its affiliates (other than vesting acceleration provisions with respect to stock options and other equity interests awarded under the Company's Long-Term Incentive Plan). All amounts payable by the Company hereunder shall be paid without notice or demand. Each and every payment made hereunder by the Company shall be final, and the Company shall not seek to recover all or any part of such payment from the Executive or from whomsoever may be entitled thereto for any reasons whatsoever. Notwithstanding any other provisions of this Agreement to the contrary, the Company shall have no obligation to make any payment to the Executive hereunder to the extent, but only to the extent, that such payment is prohibited by the terms of any final order of a Federal or state court or regulatory agency of competent jurisdiction; provided, however, that such an order shall not affect, impair, or invalidate any provision of this Agreement not expressly subject to such order.

          3.2. Contractual Rights to Benefits. This Agreement establishes and vests in the Executive a contractual right to the benefits to which he is entitled hereunder. Nothing herein contained shall require or be deemed to require, or prohibit or be deemed to prohibit, the Company to segregate, earmark, or otherwise set aside any funds or other assets, in trust or otherwise, to provide for any payments to be made or required hereunder. The Executive shall not be obligated to seek other employment in mitigation of the amounts payable or arrangements made under any provision of this Agreement, and the obtaining of any such other employment shall in no event effect any reduction of the Company's obligations to make the payments and arrangements required to be made under this Agreement, except to the extent provided in the last sentence of Section 2.2(c).

                   Article 4.  Enforcement and Legal Remedies

          4.1 Resolution of Differences Over Breaches of Agreement. In the event of any controversy, dispute, or claim arising out of, or relating to this Agreement, or the breach hereof, or arising out of any other matter relating to the Executive's employment with the Company or the termination of such employment, the Company and the Executive agree that such underlying controversy, dispute, or claim shall be settled by arbitration conducted in Chicago, Illinois in accordance with this Section 4.1 and the Commercial Arbitration Rules of the American Arbitration Association ("AAA"). The matter shall be heard and decided, and award rendered, by a panel of three (3)EXHIBIT 10a - CHANGE IN CONTROL AGREEMENT BETWEEN THE COMPANY AND
GARY L. TESSITORE DATED AS OF APRIL 19, 1999 Contd.


arbitrators (the "Arbitration Panel"). The Company and the Executive shall each select one arbitrator from the AAA National Panel of Commercial
Arbitrators (the "Commercial Panel") and AAA shall elect a third arbitrator from the Commercial Panel. The award rendered by the Arbitration Panel shall be final and binding between the parties hereto and their heirs, executors, administrators, successors and assigns, and judgment on the award may be entered by any court having jurisdiction thereof.

          4.2 Cost of Enforcement. In the event that it shall be necessary or desirable for the Executive to retain legal counsel in connection with the enforcement of any or all of his rights to Severance Benefits under Section 2.2 of this Agreement, and provided that the Executive substantially prevails in the enforcement of such rights, the Company shall pay (or the Executive shall be entitled to recover from the Company, as the case may be) the Executive's reasonable attorneys' fees, costs and expenses in connection with the enforcement of his rights.

                     Article 5.  Binding Effect; Successors

          The rights of the parties hereunder shall inure to the benefit of their respective successors, assigns, nominees, or other legal representatives. The Company shall require any successor (whether direct or indirect, by purchase, merger, reorganization, consolidation, acquisition of property or stock, liquidation, or otherwise) to all or a significant portion of the assets of the Company, as the case may be, by agreement in form and substance satisfactory to the Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place. Regardless of whether such agreement is executed, this Agreement shall be binding upon any successor in accordance with the operation of law and such successor shall be deemed the "Company" for purposes of this Agreement.

                          Article 6.  Term of Agreement

          The term of this Agreement shall commence on the Effective Date and shall continue in effect for three (3) full years. However, in the event a Significant Ownership Event occurs during the term, this Agreement will remain in effect for the longer of: (i) twenty-four (24) months beyond the month in which such Significant Ownership Event occurs; or (ii) until all obligations of the Company hereunder have been fulfilled, and until all benefits required hereunder have been paid to the Executive or other party entitled thereto. The term of this Agreement may be extended by written agreement of the parties.

                            Article 7.  Miscellaneous

          7.1. Amendment to Stock Options. The Executive hereby agrees that the existing Stock Option Agreement between the Company and the Executive is hereby amended so that the vesting and exercisability of stock options thereunder shall not be accelerated upon a "Change in Control" as defined in such Stock Option Agreement but shall be accelerated upon a Significant Ownership Event as defined in this Agreement.

          7.2. Employment Status. Neither this Agreement nor any provision hereof shall be deemed to create or center upon the Executive any right to be retained in the employ of the Company or any subsidiary or other affiliate thereof.


EXHIBIT 10a - CHANGE IN CONTROL AGREEMENT BETWEEN THE COMPANY AND
GARY L. TESSITORE DATED AS OF APRIL 19, 1999 Contd.


          7.3. Beneficiaries. The Executive may designate one or more persons or entities as the primary and/or contingent Beneficiaries of any Severance Benefits owing to the Executive under this Agreement. Such designation must be in the form of a signed writing acceptable to the Board. The Executive may make or change such designation at any time.

          7.4. Entire Agreement. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof. The payments provided for under this Agreement in the event of the Executive's termination of employment shall be in lieu of any severance benefits payable under any severance plan, program, or policy of the Company to which he might otherwise be entitled.

          7.5. Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine; the plural shall include the singular, and the singular shall include the plural.

          7.6. Notices. All notices, requests, demands, and other communications hereunder must be in writing and shall be deemed to have been duly given if delivered by hand or mailed within the continental United States by first-class certified mail, return receipt requested, postage prepaid, to the other party, addressed as follows:

          (a)   if to the Company:

                Fansteel, Inc.
                One Tantalum Place
                North Chicago, IL  60064
                Attn:  Chairman of the Board

          (b)   if to Executive, to him or her at the address set forth at the end of this Agreement. Addresses may be changed by written notice sent to the other party at the last recorded address of that party.

          7.7. Execution in Counterparts. This Agreement may be executed by the parties hereto in counterparts, each of which shall be deemed to be original, but all such counterparts shall constitute one and the same instrument, and all signatures need not appear on any one counterpart.

          7.8. Severability. In the event any provision of this Agreement shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of this Agreement, and this Agreement shall be construed and enforced as if the illegal or invalid provision had not been included. Further, the captions of this Agreement are not part of the provisions hereof and shall have no force and effect.

          7.9. Modification. No provision of this Agreement may be modified, waived, or discharged unless such modification, waiver, or discharge is agreed to in writing and signed by the Executive and on behalf of the Company.

          7.10. Applicable Law. To the extent not preempted by the laws of the United States, the laws of the State of Delaware, other than the conflict of law provisions thereof, shall be the controlling law in all matters relating to this Agreement.



EXHIBIT 10a - CHANGE IN CONTROL AGREEMENT BETWEEN THE COMPANY AND
GARY L. TESSITORE DATED AS OF APRIL 19, 1999 Contd.




          IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

                               FANSTEEL, INC.


                               By:        /s/ Michael J. Mocniak

                               Title:    Vice President, General Counsel
                                                  and Secretary


                               EXECUTIVE

                                  /s/ Gary L. Tessitore
                               Name:  Gary L. Tessitore














EXHIBIT 10b - CHANGE IN CONTROL AGREEMENT AMONG THE COMPANY AND THE INDIVIDUALS LISTED ON THE SIGNATURE PAGE THERETO DATED AS OF APRIL 19, 1999



          THIS AGREEMENT (this "Agreement") is made and entered into as of this 19th day of April, 1999 (the "Effective Date"), by and among Fansteel, Inc., a Delaware corporation (hereinafter referred to as the "Company"), and (individual identified on the signature page) (the "Executive").

                               W I T N E S E T H:

          WHEREAS, the Board of Directors of the Company (the "Board") has approved the Company entering into this agreement providing for certain severance protection for the Executive following a Significant Ownership Event (as hereinafter defined);

          WHEREAS, the Board believes that, should the possibility of a Significant Ownership Event arise, it is imperative that the Company be able to receive and rely upon the Executive's advice, if requested, as to the best interests of the Company and its shareholders without concern that he or she might be distracted by the personal uncertainties and risks created by the possibility of a Significant Ownership Event; and

          WHEREAS, in addition to the Executive's regular duties, he or she may be called upon to assist in the assessment of a possible Significant Ownership Event, advise management and the Board as to whether such Significant Ownership Event would be in the best interests of the Company and its shareholders, and to take such other actions as the Board determines to be appropriate.

          NOW THEREFORE, to assure the Company that it will have the continued dedication of the Executive and the availability of his or her advice and counsel notwithstanding the possibility, threat, or occurrence of a Significant Ownership Event, and to induce the Executive to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Executive, intending to be legally bound, agree as follows:

                             Article 1. Definitions

          Whenever used in this Agreement, the following terms shall have the meanings set forth below when the initial letter of the word is capitalized:

          (a) "Base Salary" shall mean the salary of record paid by the Company to the Executive as annual salary, excluding amounts received under incentive or other bonus plans, whether or not deferred.

          (b) "Beneficiary" shall mean the persons or entities designated or deemed designated by the Executive pursuant to Section 7.2 herein.

          (c) "Cause" shall mean the occurrence of any one or more of the following:

                (i) willful misconduct by the Executive in the performance of his duties (other than due to disability);



EXHIBIT 10b - CHANGE IN CONTROL AGREEMENT AMONG THE COMPANY AND THE INDIVIDUALS LISTED ON THE SIGNATURE PAGE THERETO DATED AS OF APRIL 19, 1999 Contd.

                (ii) dishonesty or breach of trust by the Executive which is demonstrably injurious to the Company or its subsidiaries;
                     or

              (iii) conviction or plea of nolo contendere to a felony or a misdemeanor involving moral turpitude.

          (d)   "Code" shall mean the Internal Revenue Code of 1986, as amended.

          (e) "Effective Date of Termination" shall mean the date on which the Executive's employment terminates in a circumstance in which
                Section 2.1 provides for Severance Benefits (as defined in
                Section 2.1).

          (f) "Good Reason" shall mean, without the Executive's express written consent, the occurrence of any one or more of the following:

                (i) A material diminution of the Executive's authorities, duties, responsibilities, and status (including offices, titles, and reporting requirements) as an employee of the Company from those in effect as of one hundred eighty (180) days prior to the Significant Ownership Event, other than an insubstantial and inadvertent act that is remedied by the Company promptly after receipt of notice thereof given by the Executive, and other than any such alteration which is consented to by the Executive in writing;

                (ii) The Company's requiring the Executive to be based at a location in excess of thirty-five (35) miles from the location of the Executive's principal job location or office immediately prior to the Significant Ownership Event, except for required travel on the Company's business to an extent substantially consistent with the Executive's present business obligations;

              (iii) A reduction in the Executive's base salary or any material reduction by the Company of the Executive's other compensation or benefits from that in effect immediately before the Significant Ownership Event occurred;

                (iv) The failure of the Company to obtain a satisfactory
                     agreement from any successor to the Company to assume and agree to perform the Company's obligations under this Agreement, as contemplated in Article 5 herein; and

                 (v) Any purported termination by the Company of the Executive's employment that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 2.4 herein, and for purposes of this Agreement no such purported termination shall be effective.

                The Executive's right to terminate employment for Good Reason shall not be affected by the Executive's (A) incapacity due to physical or mental illness or (B) continued employment following the occurrence of any event constituting Good Reason herein.
EXHIBIT 10b - CHANGE IN CONTROL AGREEMENT AMONG THE COMPANY AND THE INDIVIDUALS LISTED ON THE SIGNATURE PAGE THERETO DATED AS OF APRIL 19, 1999 Contd.


          (g) A "Significant Ownership Event" shall mean, and shall be deemed to have occurred upon the occurrence of, any one of the following events:

                (i) The acquisition in one or more transactions, other than from the Company, by any individual, entity or "group" (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of 30% or more of the combined voting power of all outstanding voting securities of the Company entitled to vote generally in the election of directors ("Company Voting Securities"); provided, however, that the following shall not constitute a Significant Ownership Event: any acquisition by (1) the Company and/or one or more of its subsidiaries and/or any employee benefit plan (or related trust) sponsored or maintained by the Company and/or one or more of its subsidiaries, or (2) any entity with respect to which, following such acquisition, more than 70% of the combined voting power of the then outstanding voting securities of such entity entitled to vote generally in the election of directors or persons holding a similar office for such entity (hereinafter, a "director") is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the Company Voting Securities immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the Company Voting Securities; or

                (ii) Individuals who are members of the Board as of the date of this Agreement (the "Incumbent Directors") cease for any reason to constitute at least a majority of the members of the Board; provided, however, that any individual becoming a director subsequent to the date of this Agreement whose appointment to the Board or nomination for election by the Company was approved by a vote of at least a majority of the Incumbent Directors then in office (unless such appointment or election was at the request of an unrelated third party who has taken steps reasonably calculated to result in a Significant Ownership Event and who has indicated publicly an intent to seek control of the Company) shall be treated from the date of his appointment or election as an Incumbent Director; or

              (iii) Approval by the shareholders of the Company of a reorganization, merger, consolidation or similar transaction (a "Transaction"), unless, following such Transaction, all or substantially all of the individuals and entities who were the beneficial owners of the Company Voting Securities immediately prior to such Transaction following such Transaction beneficially own, directly or indirectly, more than 70% of the combined voting power of the then outstanding voting securities of the entity surviving the Transaction entitled to vote generally in the election of directors of such entity in substantially
EXHIBIT 10b - CHANGE IN CONTROL AGREEMENT AMONG THE COMPANY AND THE INDIVIDUALS LISTED ON THE SIGNATURE PAGE THERETO DATED AS OF APRIL 19, 1999 Contd.

                     the same proportion as their ownership, immediately prior to such Transaction, of the Company Voting Securities; or

                (iv) Approval by the shareholders of the Company of (i) a
                     complete liquidation or dissolution of the Company or (ii) a sale or other disposition of all or substantially all of the assets of the Company other than to an entity with respect to which, following such sale or disposition, more than 70% of the combined voting power of the then outstanding voting securities of such entity entitled to vote generally in the election of directors is beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the Company Voting Securities immediately prior to such sale or disposition in substantially the same proportion as their ownership of Company Voting Securities immediately prior to such sale or disposition.

                Notwithstanding the foregoing, a Significant Ownership Event shall not be deemed to have occurred solely as a result of:

                 (x) the distribution of shares of Common Stock of the Company from the Estate of T. M. Evans (the "Estate") to beneficiaries of the Estate (the "Beneficiaries); or

                 (y) any transfers, with or without consideration, among the
                     Beneficiaries or to one or more members of the family of any Beneficiary (which shall be deemed to include a Beneficiary's brothers and sisters (whether of the whole or half blood), spouse, ancestors and lineal descendants) or a trust, partnership or other estate planning vehicle for the benefit of one or more Beneficiaries and/or members of the family of a Beneficiary and/or future lineal descendants of a Beneficiary or such a family member; or the formation of a group among any of the foregoing (all of the foregoing being referred to herein collectively as "Beneficiary Interests"); or

                (z) any acquisition as provided in subsection (g)(i) above or transaction as provided in subsections (g) (iii) or (iv) above, following which the Estate and the Beneficiary Interests (other than any Beneficiary Interests who are participants in a group with a person who is not a Beneficiary Interest) retain beneficial ownership of securities representing at least 25% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of, as applicable, the Company, the entity surviving a Transaction or the entity to which such sale or disposition was made, unless in connection with or as a result of such event individuals who are affiliates or associates (as such terms are defined in Rule 12b-2 under the Exchange Act) of a person who is not a Beneficiary Interest or a group including a person who is not a Beneficiary Interest are elected or appointed as members of the Board and constitute at least one-third of the number of directors then in office.
EXHIBIT 10b - CHANGE IN CONTROL AGREEMENT AMONG THE COMPANY AND THE INDIVIDUALS LISTED ON THE SIGNATURE PAGE THERETO DATED AS OF APRIL 19, 1999 Contd.

                         Article 2.  Severance Benefits

          2.1. Right to Severance Benefits. The Executive shall be entitled to receive from the Company the severance benefits described in Section 2.2 ("Severance Benefits") if a Significant Ownership Event shall occur and within two years after the Significant Ownership Event either of the following shall occur:

                (i) an involuntary termination of the Executive's employment with the Company without Cause; or

                (ii) a voluntary termination of the Executive's employment with the Company for Good Reason.

          2.2. Severance Benefits. In the event that the Executive becomes entitled to receive Severance Benefits, as provided in Section 2.1, the Company shall provide the Executive with total Severance Benefits as follows (subject to Sections 2.5 and 2.6):

                 (a) The Executive shall receive a single lump sum payment
                     within thirty (30) days of the Effective Date of Termination in an amount equal to 2.99 times the sum of (i) the highest rate of the Executive's monthly Base Salary in effect during the twelve (12) month period prior to the Significant Ownership Event at any time up to and including the Effective Date of Termination and (ii) the Executive's average annual bonus accrued (without regard to the timing of payment of such accrual) over the most recent three (3) full bonus plan years ending prior to the Effective Date of Termination.

                (b)  The Executive shall receive an amount, paid within thirty
                     (30) days of the Effective Date of Termination, equal to the Executive's unpaid Base Salary, accrued but unused vacation pay and earned but unpaid bonuses and all other cash entitlements through the Effective Date of Termination plus an amount equal to the aggregate amount of matching contributions that would be credited to the Executive under the Fansteel Savings and Profit Sharing Plan for the three years following the Effective Date of Termination if (i) the Executive were to continue to participate and make the maximum permissible contribution thereunder and (ii) the applicable rate of matching contributions during such period were to equal the average rate of match under the plan for the three years immediately prior to the Effective Date of Termination.

                (c) All welfare benefits, including medical, dental, vision, life and disability benefits pursuant to plans under which the Executive and/or the Executive's family is eligible to receive benefits and/or coverage shall be continued for a period of eighteen (18) months after the Effective Date of Termination. Such benefits shall be provided to the Executive at no less than the same coverage level as in effect as of the date of the Significant Ownership Event. The Company shall pay the full cost of such continued benefits, except that the Executive shall bear any portion of such cost as was required to be borne by key executives
EXHIBIT 10b - CHANGE IN CONTROL AGREEMENT AMONG THE COMPANY AND THE INDIVIDUALS LISTED ON THE SIGNATURE PAGE THERETO DATED AS OF APRIL 19, 1999 Contd.


                     of the Company generally at the date of the Significant Ownership Event. Notwithstanding the foregoing, the benefits described in this Section 2.2(c) may be discontinued prior to the end of the period provided in this Section to the extent, but only to the extent, that the Executive receives substantially similar benefits from a subsequent employer.

          2.3. Termination for Any Other Reason. If the Executive's employment with the Company is terminated under any circumstances other than those set forth in Section 2.1, including without limitation by reason of retirement, death, disability, discharge for Cause or resignation without Good Reason, or any termination for any reason that occurs prior to a Significant Ownership Event or after two years following a Significant Ownership Event, the Executive shall have no right to receive the Severance Benefits under this Agreement or to receive any payments in respect of this Agreement. In such event Executive's benefits, if any, in respect of such termination shall be determined in accordance with the Company's retirement, survivor's benefits, insurance, and other applicable plans, programs, policies, and practices then in effect. Anything in this Agreement to the contrary notwithstanding, if the Executive's employment with the Company is terminated prior to the date on which a Significant Ownership Event occurs either (i) by the Company other than for Cause or (ii) by the Executive for Good Reason, and it is reasonably demonstrated that termination of employment (a) was at the request of an unrelated third party who has taken steps reasonably calculated to effect a Significant Ownership Event, or (b) otherwise arose in connection with or in anticipation of a Significant Ownership Event, then for all purposes of this Agreement the termination shall be deemed to have occurred upon a Significant Ownership Event and the Executive will be entitled to Severance Benefits as provided in Section 2.2 herein.

          2.4. Notice of Termination. Any termination by the Company for Cause or by the Executive for Good Reason shall be communicated by Notice of Termination to the other party. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon, and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

          2.5. Withholding of Taxes. The Company shall withhold from any amounts payable under this Agreement all Federal, state, local, or other taxes as legally shall be required to be withheld.

          2.6. Certain Limitations on Payments by the Company. Notwithstanding the foregoing or any other provision of this Agreement to the contrary, if tax counsel selected by the Company and reasonably acceptable to the Executive determines that any portion of any payment under this Agreement would constitute an "excess parachute payment" under Section 280G of the Internal Revenue Code, then the payments to be made to the Executive under this Agreement shall be reduced (but not below zero) such that the value of the aggregate payments that the Executive is entitled to receive under this Agreement and any other agreement or plan or program of the Company shall be one dollar ($1) less than the maximum amount of payments which the Executive may receive without becoming subject to the tax imposed by Section 4999 of the Internal Revenue Code.


EXHIBIT 10b - CHANGE IN CONTROL AGREEMENT AMONG THE COMPANY AND THE INDIVIDUALS LISTED ON THE SIGNATURE PAGE THERETO DATED AS OF APRIL 19, 1999 Contd.


                  Article 3.  The Company's Payment Obligation

          3.1. Payment Obligations Absolute. Except as otherwise provided in the last sentence of Section 2.2(c) and the next sentence in this Section 3.1, the Company's obligation to make the payments and the arrangements provided for herein shall be absolute and unconditional, and shall not be affected by any circumstances, including, without limitation, any offset, counterclaim, recoupment, defense, or other right which the Company may have against the Executive or any other party. In the event the Executive becomes entitled to receive Severance Benefits hereunder, such Severance Benefits shall be in lieu of any other severance pay or benefits that would otherwise be due to the Executive under any other severance pay plan or arrangement of the Company and its affiliates (other than vesting acceleration provisions with respect to stock options and other equity interests awarded under the Company's Long-Term Incentive Plan). All amounts payable by the Company hereunder shall be paid without notice or demand. Each and every payment made hereunder by the Company shall be final, and the Company shall not seek to recover all or any part of such payment from the Executive or from whomsoever may be entitled thereto for any reasons whatsoever. Notwithstanding any other provisions of this Agreement to the contrary, the Company shall have no obligation to make any payment to the Executive hereunder to the extent, but only to the extent, that such payment is prohibited by the terms of any final order of a Federal or state court or regulatory agency of competent jurisdiction; provided, however, that such an order shall not affect, impair, or invalidate any provision of this Agreement not expressly subject to such order.

          3.2. Contractual Rights to Benefits. This Agreement establishes and vests in the Executive a contractual right to the benefits to which he is entitled hereunder. Nothing herein contained shall require or be deemed to require, or prohibit or be deemed to prohibit, the Company to segregate, earmark, or otherwise set aside any funds or other assets, in trust or otherwise, to provide for any payments to be made or required hereunder. The Executive shall not be obligated to seek other employment in mitigation of the amounts payable or arrangements made under any provision of this Agreement, and the obtaining of any such other employment shall in no event effect any reduction of the Company's obligations to make the payments and arrangements required to be made under this Agreement, except to the extent provided in the last sentence of Section 2.2(c).

                   Article 4.  Enforcement and Legal Remedies

          4.1 Resolution of Differences Over Breaches of Agreement. In the event of any controversy, dispute, or claim arising out of, or relating to this Agreement, or the breach hereof, or arising out of any other matter relating to the Executive's employment with the Company or the termination of such employment, the Company and the Executive agree that such underlying controversy, dispute, or claim shall be settled by arbitration conducted in Chicago, Illinois in accordance with this Section 4.1 and the Commercial Arbitration Rules of the American Arbitration Association ("AAA"). The matter shall be heard and decided, and award rendered, by a panel of three (3) arbitrators (the "Arbitration Panel"). The Company and the Executive shall each select one arbitrator from the AAA National Panel of Commercial Arbitrators (the "Commercial Panel") and AAA shall elect a third arbitrator from the Commercial Panel. The award rendered by the Arbitration Panel shall be final and binding between the parties hereto and their heirs, executors, administrators, successors and assigns, and judgment on the award may be entered by any court having jurisdiction thereof.

EXHIBIT 10b - CHANGE IN CONTROL AGREEMENT AMONG THE COMPANY AND THE INDIVIDUALS LISTED ON THE SIGNATURE PAGE THERETO DATED AS OF APRIL 19, 1999 Contd.


          4.2 Cost of Enforcement. In the event that it shall be necessary or desirable for the Executive to retain legal counsel in connection with the enforcement of any or all of his rights to Severance Benefits under Section 2.2 of this Agreement, and provided that the Executive substantially prevails in the enforcement of such rights, the Company shall pay (or the Executive shall be entitled to recover from the Company, as the case may be) the Executive's reasonable attorneys' fees, costs and expenses in connection with the enforcement of his rights.

                     Article 5.  Binding Effect; Successors

          The rights of the parties hereunder shall inure to the benefit of their respective successors, assigns, nominees, or other legal representatives. The Company shall require any successor (whether direct or indirect, by purchase, merger, reorganization, consolidation, acquisition of property or stock, liquidation, or otherwise) to all or a significant portion of the assets of the Company, as the case may be, by agreement in form and substance satisfactory to the Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place. Regardless of whether such agreement is executed, this Agreement shall be binding upon any successor in accordance with the operation of law and such successor shall be deemed the "Company" for purposes of this Agreement.

                          Article 6.  Term of Agreement

          The term of this Agreement shall commence on the Effective Date and shall continue in effect for three (3) full years. However, in the event a Significant Ownership Event occurs during the term, this Agreement will remain in effect for the longer of: (i) twenty-four (24) months beyond the month in which such Significant Ownership Event occurs; or (ii) until all obligations of the Company hereunder have been fulfilled, and until all benefits required hereunder have been paid to the Executive or other party entitled thereto. The term of this Agreement may be extended by written agreement of the parties.

                            Article 7.  Miscellaneous

          7.1. Amendment to Stock Options. The Executive hereby agrees that the existing Stock Option Agreement between the Company and the Executive is hereby amended so that the vesting and exercisability of stock options thereunder shall not be accelerated upon a "Change in Control" as defined in such Stock Option Agreement but shall be accelerated upon a Significant Ownership Event as defined in this Agreement.

          7.2. Employment Status. Neither this Agreement nor any provision hereof shall be deemed to create or center upon the Executive any right to be retained in the employ of the Company or any subsidiary or other affiliate thereof.

          7.3. Beneficiaries. The Executive may designate one or more persons or entities as the primary and/or contingent Beneficiaries of any Severance Benefits owing to the Executive under this Agreement. Such designation must be in the form of a signed writing acceptable to the Board. The Executive may make or change such designation at any time.

          7.4. Entire Agreement. This Agreement contains the entire understanding of the Company and the Executive with respect to the subject
EXHIBIT 10b - CHANGE IN CONTROL AGREEMENT AMONG THE COMPANY AND THE INDIVIDUALS LISTED ON THE SIGNATURE PAGE THERETO DATED AS OF APRIL 19, 1999 Contd.


matter hereof. The payments provided for under this Agreement in the event of the Executive's termination of employment shall be in lieu of any severance benefits payable under any severance plan, program, or policy of the Company to which he might otherwise be entitled.


          7.5. Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine; the plural shall include the singular, and the singular shall include the plural.

          7.6. Notices. All notices, requests, demands, and other communications hereunder must be in writing and shall be deemed to have been duly given if delivered by hand or mailed within the continental United States by first-class certified mail, return receipt requested, postage prepaid, to the other party, addressed as follows:

          (a)   if to the Company:

                Fansteel, Inc.
                One Tantalum Place
                North Chicago, IL  60064
                Attn:  Chairman of the Board

          (b) if to Executive, to him or her at the address set forth at the end of this Agreement. Addresses may be changed by written notice sent to the other party at the last recorded address of that party.

          7.7. Execution in Counterparts. This Agreement may be executed by the parties hereto in counterparts, each of which shall be deemed to be original, but all such counterparts shall constitute one and the same instrument, and all signatures need not appear on any one counterpart.

          7.8. Severability. In the event any provision of this Agreement shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of this Agreement, and this Agreement shall be construed and enforced as if the illegal or invalid provision had not been included. Further, the captions of this Agreement are not part of the provisions hereof and shall have no force and effect.

          7.9. Modification. No provision of this Agreement may be modified, waived, or discharged unless such modification, waiver, or discharge is agreed to in writing and signed by the Executive and on behalf of the Company.

          7.10.  Applicable Law.  To the extent not preempted by the laws of the

United States, the laws of the State of Delaware, other than the conflict of law provisions thereof, shall be the controlling law in all matters relating to this Agreement.



EXHIBIT 10b - CHANGE IN CONTROL AGREEMENT AMONG THE COMPANY AND THE INDIVIDUALS LISTED ON THE SIGNATURE PAGE THERETO DATED AS OF APRIL 19, 1999 Contd.



          IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

                               FANSTEEL, INC.


                               By:           /s/ Gary L. Tessitore

                               Title:        Chairman, President and
                                             Chief Executive Officer


                               EXECUTIVE

                                  /s/ R. Michael McEntee
                               Name:  R. Michael McEntee
                                  /s/ Michael J. Mocniak
                               Name:  Michael J. Mocniak
                                  /s/ Jack W. Stawski
                               Name:  Jack W. Stawski


EXHIBIT 10c - EMPLOYMENT OFFER LETTER BETWEEN THE COMPANY AND GARY L. TESSITORE DATED AS OF JANUARY 26, 1999


January 26, 1999



Mr. Gary L. Tessitore
775 Longboat Club Road #808
Longboat Key, FL  34228

RE:    EMPLOYMENT OFFER LETTER

Dear Mr. Tessitore:

I am pleased to extend this offer of employment with Fansteel, Inc. to you on the terms and conditions described below.

You will serve as Chairman and Chief Executive Officer for Fansteel on a full-time basis and will be reporting to the Board of Directors of the Company. Your employment with the Company will commence on or about January 26, 1999. On or promptly after your first day of employment, Fansteel will pay you a signing bonus of $100,000 in cash, subject to applicable tax withholdings.

Your initial base salary will be $350,000 per year, subject to annual review and possible adjustment based upon Fansteel's financial condition as well as your individual performance. In addition, you will participate in Fansteel's executive bonus plan (EVA plan) for 1999 and subsequent fiscal years at an appropriate level, as determined by the Board of Directors, and you will be eligible to participate in Fansteel employee benefit plans and programs on a basis no less favorable than is made available to other senior executives of Fansteel but subject to the terms and conditions of such plans and programs.

As of your initial employment date with Fansteel, you will be granted 100,000 shares of restricted stock to vest within three years, one third per year, and a non-qualified stock option to purchase 300,000 shares of Fansteel Common Stock, subject to the approval by Fansteel's shareholders of an amendment to the 1998 Long-Term Incentive Plan (the "Incentive Plan") to increase the number of shares of Common Stock available for grant thereunder. The exercise price per share of such option will be equal to the fair market value (as defined in the Incentive
Plan) per share of Common Stock on the date of grant of such option. The option will vest and become exercisable in four equal installments on the first, second, third and fourth anniversaries of the date of grant. All of the terms and conditions of this option will be governed by the Incentive Plan and set forth in a written stock option agreement containing such terms and conditions, consistent with this letter and the Incentive Plan, as Fansteel determines in its discretion.

If your employment is involuntarily terminated by Fansteel without cause, you will be entitled to severance pay of 18 months of salary continuation. For this purpose, "cause" shall mean the occurrence of any one or more of the following:
(I) willful misconduct by the Executive in the performance of his duties (other than due to disability); (ii) dishonesty or breach of trust by the Executive which is demonstrably injurious to the Company or its subsidiaries; or (iii) conviction or plea of nolo contendere to a felony or a misdemeanor involving moral turpitude.

If during your employment term Fansteel enters into change in control severance agreements with its senior executive officers, you will be entitled to enter into such an agreement with Fansteel, and your agreement will provide for an appropriate gross-up for any "golden parachute" excise taxes.

EXHIBIT 10c - EMPLOYMENT OFFER LETTER BETWEEN THE COMPANY AND GARY L. TESSITORE DATED AS OF JANUARY 26, 1999




I hope that this offer is acceptable to you. If you agree with the terms and conditions set forth above, please execute and return one copy of this letter. You may wish also to execute the second copy of this letter and keep it for your files. I look forward to your response.

                                             Sincerely,

                                             FANSTEEL, INC.


                                             By:  /s/   R. S. Evans

                                             Title: Chairman, Compensation     &
Nominating Committee;                                                Director

Accepted and agreed to:


/s/  Gary L. Tessitore

January 26, 1999