Form 10-Q
period 1999-06-30
FANSTEEL INC
filed 1999-08-13
CIK 34471

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

     For the period ended                June 30, 1999

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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of June 30, 1999)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 2

                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET

                                                       June 30,    December 31,
                                                         1999          1998
                                                      (Unaudited)        *
     ASSETS
     Current Assets
      Cash and cash equivalents (including
       securities purchased under agreement
       to resell of $9,993,000 in 1998)              $   193,106   $ 2,031,835
      Accounts receivable - net                       21,375,327    22,148,457
      Inventories
       Raw material and supplies                       4,627,793     5,341,512
       Work-in-process                                15,881,275    15,177,294
       Finished goods                                  8,513,909     8,686,552
                                                      29,022,977    29,205,358
       Less reserve to state certain
        inventories at LIFO cost                       6,763,841     6,763,841
          Total inventories                           22,259,136    22,441,517
      Other assets - current
       Deferred income taxes                           2,518,902     2,575,684
       Other                                           1,293,657     1,325,492
           Total current assets                       47,640,128    50,522,985
     Net Assets of Discontinued Operations            19,386,722    13,668,396
     Property, Plant and Equipment
      Land                                             1,911,631     1,911,631
      Buildings                                       13,046,957    13,046,957
      Machinery and equipment                         56,849,977    55,552,823
                                                      71,808,565    70,511,411
      Less accumulated depreciation                   51,157,302    50,055,789
        Net Property, Plant and Equipment             20,651,263    20,455,622
     Other Assets
      Prepaid pension asset                              343,627             -
      Deferred income taxes                              886,458     1,087,598
      Goodwill                                         2,782,820     2,897,972
      Other                                               82,087        84,799
        Total Other Assets                             4,094,992     4,070,369

     Total Assets                                    $91,773,105   $88,717,372






                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 3

                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                      June 30,     December 31,
                                                        1999          1998
                                                     (Unaudited)         *

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                               $10,160,911    $11,185,587
      Accrued liabilities                             12,205,383     10,733,582
      Accrued income taxes                               922,015        707,772
      Current maturities of long-term debt               290,632        306,578
           Total current liabilities                  23,578,941     22,933,519

     Long-term Debt                                    2,334,744      2,506,746
     Other Liabilities
      Discontinued operations and environmental
       remediation                                    15,646,000     15,646,000
      Pension liabilities                                      -         84,017
            Total other liabilities                   15,646,000     15,730,017
     Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                -              -
      Common stock, par value $2.50
       Authorized 12,000,000 shares
       Issued and outstanding 8,598,858 shares        21,747,145     21,497,145
       Capital in excess of par value                    316,000              -
       Unamortized cost of restricted stock awards      (486,971)             -
       Retained earnings                              33,415,338     30,829,632
       Other comprehensive income
         Minimum pension liability                    (4,778,714)    (4,778,714)
         Foreign currency translation                        622           (973)
          Total other comprehensive income            (4,778,092)    (4,779,687)

         Total Shareholder's Equity                   50,213,420     47,547,090

     Total Liabilities and Shareholders' Equity      $91,773,105    $88,717,372


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                                  FANSTEEL INC.                        Form 10-Q
                        CONSOLIDATED STATEMENT OF INCOME                  Page 4
                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                    June 30,       June 30,
                                                      1999           1998

     Net sales                                    $ 38,226,431   $ 39,643,710

     Costs and expenses
      Cost of products sold                         31,222,580     32,761,600
      Selling, general and administrative            4,606,228      4,531,455

                                                    35,828,808     37,293,055


     Operating income                                2,397,623      2,350,655

     Other income (expense)
      Interest income on investments                       717        135,828
      Interest expense                                 (27,627)       (22,219)
      Other                                            (34,217)        98,833

                                                       (61,127)       212,442


     Income before income taxes                      2,336,496      2,563,097


     Income tax provision                              763,000        942,000


     Net income                                   $  1,573,496   $  1,621,097

     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858



     Basic and diluted net income per share              $ .18          $0.19



     Dividends per common share                          $   -          $   -






                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 5

                                  FANSTEEL INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                    For the Six Months Ended
                                                    June 30,       June 30,
                                                      1999           1998

     Net sales                                    $ 75,271,591   $ 79,433,195

     Costs and expenses
      Cost of products sold                         61,815,343     65,365,087
      Selling, general and administrative            9,535,392      9,052,378

                                                    71,350,735     74,417,465


     Operating income                                3,920,856      5,015,730

     Other income (expense)
      Interest income on investments                    14,729        292,146
      Interest expense                                 (55,126)       (43,244)
      Other                                            (70,753)        64,153

                                                      (111,150)       313,055


     Income before income taxes                      3,809,706      5,328,785


     Income tax provision                            1,224,000      1,979,000

     Net income                                   $  2,585,706   $  3,349,785


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858



     Basic and diluted net income per share              $0.30          $0.39


     Dividends per common share                          $   -          $   -






                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 6

                                  FANSTEEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,
                                                      1999           1998

                                                       Increase (decrease) in
                                                     cash and cash equivalents
     Cash flows from operating activities:

      Net income                                  $ 2,585,706    $ 3,349,785

      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization               1,276,805      1,116,532
        Amortization of unearned stock awards          79,029              -
        Net pension (credit)                         (427,644)      (334,511)
        Deferred income tax charge                     56,782        648,610
        Gain from disposals of property, plant,
          and equipment                                (4,847)      (136,527)
       Changes in assets and liabilities:
        Decrease in marketable securities                   -         41,196
        Decrease in accounts receivable               773,130        199,927
        Decrease (increase) in inventories            182,381     (2,390,835)
        Decrease in other assets-current               31,835        106,556
        Increase (decrease) in accounts payable
          and accruals                                448,720       (518,686)
        Increase in income taxes payable              214,243        186,966
        Decrease (increase) in other assets           203,852       (182,580)
       Net cash provided by operating activities    5,419,992      2,086,433

     Cash flows from investing activities:
       Additions to property, plant and equipment  (1,363,447)    (1,588,921)
       Increase in net assets of discontinued
         operations-design, engineering and
            equipment for processing plant         (5,718,326)    (2,628,723)
       Proceeds from disposition of marketable
         securities - current                               -      5,000,000
       Proceeds from sale of property, plant and
         equipment                                     11,000        246,537
      Net cash (used in) provided by investing
         activities                                (7,070,773)     1,028,893

     Cash flows from financing activities:
       Proceeds from long-term debt                         -        828,774
       Payments of long-term debt                    (187,948)      (203,862)
      Net cash (used in) provided by financing
         activities                                  (187,948)       624,912

     Net (decrease) increase in cash and cash
       equivalents                                 (1,838,729)     3,740,238


     Cash and cash equivalents at beginning of
       period                                       2,031,835      8,038,229

     Cash and cash equivalents at June 30         $   193,106    $11,778,467

                (See Notes to Consolidated Financial Statements)

                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 7

                                  FANSTEEL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Consolidated Financial Statements

  The consolidated balance sheet at June 30, 1999 and the consolidated statements of income for the three months and six months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

  The Company's line of credit was increased to $33 million on May 20, 1999 to fund the start-up of the reclamation processing plant in Muskogee, Oklahoma. The revolving line of credit expires on May 20, 2002. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues, insurance policies, and development loans. Total unused lines of credit were $24.9 million as of June 30, 1999.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption of this Statement has no impact on net income or shareholders' equity. Statement 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. For the six months ended June 30, 1999 total comprehensive income was $1,595 more than net income due to foreign currency translation gains. For the six months ended June 30, 1998 total comprehensive income was equal to net income.

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


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 8

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into three business segments: Industrial Tools, Advanced Structures and Industrial Metal Components. Net sales and operating income for the second quarter and six months ended June 30, 1999 and 1998 for each of the Company's business segments are summarized below:

                              Second Quarter                Six Months
                             1999          1998          1999          1998

   Net Sales:

Industrial Tools

     Sales               $14,366,298   $15,102,758   $28,026,529   $30,455,788
     Intersegment sales       (4,686)         (579)       (4,873)       (4,807)
                          14,361,612    15,102,179    28,021,656    30,450,981


Advanced Structures

     Sales                12,819,222    13,731,271    25,086,363    27,898,265
     Intersegment sales            -             -             -             -
                          12,819,222    13,731,271    25,086,363    27,898,265


Industrial Metal Components

     Sales                11,052,641    10,814,041    22,173,829    21,096,719
     Intersegment sales       (7,044)       (3,781)      (10,257)      (12,770)
                          11,045,597    10,810,260    22,163,572    21,083,949

   Total Net Sales       $38,226,431   $39,643,710   $75,271,591   $79,433,195


   Operating Income
    (Expense):

    Industrial Tools     $ 1,175,101   $   958,223   $ 2,345,466   $ 2,102,592

    Advanced Structures      437,288       842,076       769,013     1,729,641

    Industrial Metal
     Components              798,087       561,816     1,324,686     1,210,727

    Corporate                (12,853)      (11,460)     (518,309)      (27,230)

   Total Operating
   Income (Expense)      $ 2,397,623   $ 2,350,655   $ 3,920,856   $ 5,015,730




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

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

  Second quarter, 1999 net sales for Fansteel were $38,226,000, a decrease of $1,418,000, or 3.6%, from the second quarter net sales of $39,644,000 for 1998.
  Operating income for the Company was $2,398,000 for the second quarter of 1999 compared to $2,351,000 in the second quarter of 1998, an increase of $47,000. Lower material costs, reduced manufacturing costs, and the full production of the Fansteel de Mexico operation provided improvment to operating income despite the lower sales volume.

  The Company incurred other expenses of $61,000 in the second quarter of 1999 compared to other income of $212,000 in the second quarter of 1998. Interest income in the current quarter was lower due to less cash being available for investment due to expenditures for start-up of Fansteel de Mexico and the reclamation plant in Muskogee, Oklahoma. Second quarter results in 1998 included nonrecurring gains of $137,000 for the sale of excess land.

  Net income for the second quarter of 1999 was $1,573,000, or $.18 per share, compared to $1,621,000, or $.19 per share, for the same period of the prior year. Net income as a percentage of sales of 4.1% for the second quarter of 1999 remained the same as the second quarter of 1998. The effective tax rate was lower in the second quarter of 1999 compared to the second quarter of 1998 due to the reduction in the valuation allowance for deferred taxes related to environmental reserves which had a favorable impact on second quarter, 1999 net income of $.01 per share.

  Industrial Tools business segment net sales for the second quarter of 1999 were $14,362,000 compared to $15,102,000 in the second quarter of 1998, a decrease of $740,000, or 4.9%. Most of this decline was due to lower tungsten carbide cutting tool sales to the metalworking industry, which has experienced a downturn since the third quarter of 1998. Sales of wear parts also declined, mainly for downhole drilling products, due to the depressed oil industry. Partially offsetting these declines were road construction tool sales, which posted its highest quarter of the decade. Coal mining tools showed a slight improvement in the second quarter of 1999 compared to the second quarter of 1998.

  Industrial Tools operating income for the second quarter of 1999 was $1,175,000 compared to $958,000 in the same period of 1998, an increase of

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 10


$217,000. As a percentage of net sales, Industrial Tools operating income was 8.2% for the current quarter compared to 6.3% for the same period of the prior year. Despite the sales decline in this segment, operating income benefited from lower material costs and reduced manufacturing costs.

  Advanced Structures business segment net sales for the second quarter of 1999 were $12,819,000, a decrease of 6.6%, from second quarter 1998 net sales of $13,731,000. Forging sales declined as a result of reduced order rates, order push-outs, and inefficiencies caused by downtime during necessary equipment repairs. Sales of machined aircraft parts suffered from excess inventory at key customers. Sales of sand castings improved for the second quarter of 1999 compared to the same period of the prior year as a result of increased orders for tooling.

  Advanced Structures operating income decreased by $405,000 from the second quarter of 1998 to $437,000 in the second quarter of 1999. As a percentage of net sales, operating income was 3.4% for the current quarter compared to 6.1% in the same period last year. Operating income for the current quarter was lower than last year as a result of lower sales volume and due to production inefficiencies at the forging operation which resulted from downtime during machine repairs and from capacity problems on the current steam delivery system. The steam system is being upgraded and replaced concurrently with a new system which is scheduled to be fully operational during the third quarter of 1999.

  Industrial Metal Components business segment net sales for the second quarter of 1999 were $11,046,000, an increase of 2.2% from second quarter, 1998 net sales of $10,810,000. Increased capacity from the Fansteel de Mexico operation allowed for increased investment castings sales to the medium-duty truck market and the marine industry. Wire formed product sales declined over its record high second quarter in 1998, with the decrease coming primarily from the lawn and garden equipment market. The powdered metal market showed signs of strengthening, and as a result, sales of powdered metal components increased in the second quarter of 1999 compared to the same period in 1998.

  Operating income for the Industrial Metal Components for the second quarter of 1999 was $798,000, an increase of $236,000 from $562,000 for the same period of 1998. As a percentage of net sales, operating income was 7.2% for the second quarter of 1999 compared to 5.2% in the same period last year. Results in the second quarter of 1998 were impacted by capacity constraints at the investment casting facility caused by ramping up production quickly to meet escalating demand while maintaining on-time deliveries. The capacity situation was alleviated through the Fansteel de Mexico facility as full production was achieved in the second quarter of 1999. This resulted in lower operating costs in the current quarter compared to the same period of the prior year.



Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

  The Company's net sales of $75,272,000 for the first half of 1999 decreased by $4,161,000, or 5.2%, from the same period of 1998.

  Operating income for Fansteel in the first half of 1999 was $3,921,000 compared to $5,016,000 in the first six months of 1998, a decrease of $1,095,000, or 21.8%. The decrease resulted from the lower sales volume and a one-time charge in the first quarter of 1999 related to management changes.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 11


  Other expenses of $111,000 for the Company were incurred in the first half of 1999 compared to other income of $313,000 in the first half of 1998. Interest income was lower in 1999 due to less cash being available for investment due to expenditures for the start-up of Fansteel de Mexico and continued expenditures for the reclamation plant in Muskogee, Oklahoma. Results in 1998 included nonrecurring gains of $137,000 for the sale of excess land.

  Net income for the first six months of 1999 was $2,586,000 or $.30 per share compared to $3,350,000 or $.39 per share for the same period of 1998. One-time charges related to management changes in the first quarter of 1999 decreased earnings by $.04 per share for the first half of 1999. The effective tax rate was lower in the first half of 1999 compared to the same period of the prior year due to the reduction in the valuation allowance for deferred taxes related to environmental reserves which had a favorable impact on net income in 1999 of $.02 per share.

  Net sales for the Industrial Tools business segment for the first six months of 1999 were $28,022,000 compared to $30,451,000 for the same period of 1998, a decrease of $2,429,000, or 8.0%. Tungsten carbide cutting tool sales slowed in the second half of 1998 and have not regained their previous strength. Wear part sales have also declined, particularly for downhole drilling products where the oil industry has suffered from low oil prices. Construction tool sales improved due to strong demand for the new pyramid-tipped construction tool and the high level of activity in road construction programs. Coal mining tool sales benefited from the addition of a key distributor at the end of the second quarter of 1998.

  Industrial Tools operating income for the first six months of 1999 was $2,345,000, an increase of $242,000, or $11.5%, compared to the $2,103,000 for the same period of 1998. As a percentage of net sales, operating income was 8.4% for the first half of 1999 compared to 6.9% in the same period of the prior year. Despite the decline in sales, operating income improved due to lower material costs which were offset partially by higher selling and administrative costs in relation to sales.

  Advanced Structures business segment net sales for the first six months of 1999 were $25,086,000, a decrease of 10.1% compared to $27,898,000 in the first half of 1998. Sales of forgings declined due to reduced order rates and order push-outs from the major airline manufacturers. Sales of magnesium and aluminum sand casting tooling products have improved, but casting product sales have declined as customers have utilized their current inventories.

  Advanced Structures operating income for the first half of 1999 was $769,000 compared to $1,730,000 for the same period of 1998. As a percentage of net sales, operating income for the six months ended June 30, 1999 fell to 3.1% compared to 6.2% for the same period of the prior year. Operating income as a percentage of sales was negatively impacted by inefficiencies related to equipment utilization.

  Industrial Metal Components business segment net sales for the first six months of 1999 were $22,164,000, an increase of 5.1% compared to $21,084,000 in the first half of 1998. Additional capacity from Fansteel de Mexico allowed for increased investment casting sales of engine components for the medium-duty truck industry as well as the addition of parts for the marine industry. After its two strongest quarters ever in the first half of 1998, wire formed product sales declined in the first half of 1999, primarily in the lawn and garden market. Sales of powdered metal components declined, with the effects of customer inventory adjustments impacting the first quarter of 1999.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 12

  Industrial Metal Components operating income for the first half of 1999 was $1,325,000, an increase of $114,000 compared $1,211,000 in the same period of 1998. As a percentage of net sales, operating income for the first half of 1999 improved to 6.0% from 5.7% in the same period of the prior year. Improvement to operating income resulted from lower operating costs associated with full production at the Fansteel de Mexico facility.

  Order backlog at June 30, 1999 was $51,431,000, a decrease of $8,720,000, or 14.5%, from June 30, 1998. Advanced Structures backlog was most negatively impacted due to reduced orders for forgings from aircraft manufacturers. The Industrial Tools backlog declined due to the continued effects of the slowdown in the metal working industry. Order backlog for Industrial Metal Components backlogs decreased primarily due a decline in orders from the lawn and garden industry.

Outlook

  Sales and order rates in a number of key markets including metalworking and the commercial aircraft market experienced decreases in the last half of 1998 compared to the first half of 1998. In the first half of 1999, these markets remained at the second half of 1998 level. Growth in 1999 compared to the second half of 1998 will depend on opportunities from improvements in the Company's production processes, new product development, and investment in capital equipment. The Company is seeking increased share of current markets, as well as new markets, through investment in current operating units, such as the 1998 Fansteel de Mexico start-up which began full production in 1999. Cost control programs remain active in all operating plans throughout the Company.


Liquidity and Capital Resources

   Cash and cash equivalents amounted to $193,000 at June 30, 1999, a decrease of $1,839,000 from December 31, 1998. Investments in plant and equipment at operating locations totaled $1,363,000, in accordance with management's program to expand the operations of the Company. Engineering, equipment and start-up costs of $5,718,000 were incurred for the processing plant being built for reclamation and decommissioning purposes in Muskogee, Oklahoma.

   In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

   Cash, cash equivalents and marketable securities on hand have been sufficient to date to meet the demands of increased working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, the Company's line of credit was increased to $33 million on May 20, 1999. This agreement expires May 20, 2002. As of June 30, 1999, there were no borrowings from the revolving line of credit, but $8.1 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies and development loans. The Company expects to further use a portion of this unused credit during 1999 to fund the start-up of the reclamation processing plant in Muskogee.

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

   The Company has received an amendment to its current NRC license and a revision to its current wastewater discharge permit to allow for the construction and operation of the processing plant. Construction is nearly completed on the processing plant which will extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. The construction phase is in the final stages and processing of residues had been scheduled to begin in the second quarter of 1999. However, processing was delayed after the plant suffered tornado damages in the beginning of June. All essential repairs, which were covered by insurance, have been completed with initial product now expected to be processed in the third quarter of 1999.

   At June 30, 1999 the Company had recorded liabilities of $9.3 million for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues described above. An additional provision for discontinued operations of $7.1 million was recorded in 1997 to increase the established liabilities for the estimated cost of additional studies which may be required by regulatory agencies, higher start-up costs, and potentially greater disposal costs after completion of the residue processing period, as well as for cost estimates related to probable future environmental remediation at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

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

   At June 30, 1999 the Company had recorded liabilities of $8.2 million for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. An additional provision of $6,900,000 was recorded in 1997 for the estimated potential exposure for such costs. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.

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

   The Company has been engaged in an ongoing, comprehensive project to assess and remediate the impact on its computer systems and programs of the Year 2000 problem. The assessment process began in late 1996 with the inventory of all potentially affected hardware and software, along with a determination as to whether or not they may be impacted by the Year 2000. This assessment has been completed. All affected hardware has been replaced. All software developed in-house has been reviewed and necessary modifications or replacements are in process with final testing to be completed by September 1, 1999. The Company has identified software supplied by outside vendors which is not Year 2000 compliant. With respect to the critical applications, the Company has acquired the most recent releases or purchased replacement software which is Year 2000 compliant. Implementation and testing of new releases and new software is scheduled to be completed by the third quarter of 1999. Non-critical applications are being reviewed on an on-going basis with revision or replacement being made as needed.

   The Company began an assessment in 1998 of non-IT products and systems which may contain embedded processor technology which will not recognize the year 2000 properly. This assessment was completed during the second quarter of 1999. No significant issues have been identified with non-IT products and systems. All remedial actions will be completed before year-end.

    The total Year 2000 costs are estimated at approximately $1.2 million, which includes new hardware, new software and upgrades to existing computer equipment, as well as training for these new systems. Three or four year operating leases have been obtained for a majority of the new IT products and systems, most of which would have been done through normal operations of the

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 16

information systems. Approximately 20% of the total expenditures were made in 1997 with an additional 25% made in 1998, and 20% made in the first half of 1999. A portion of the remaining 35% will be expensed in 1999 with the remainder being expensed in future years in relation to terms of applicable leases.

   The Company initiated communications using questionnaires with key suppliers and customers in 1998 to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 problems. Key suppliers were determined based upon the amount of business and the importance to the Company of the material or services provided. The initial contacts were with financial institutions which provide banking and employee benefit services. All of those financial institutions have responded by identifying their plans to become Year 2000 compliant and now provide periodic reports on their progress. All key suppliers and customers have also been contacted using questionnaires. This process will be ongoing throughout the remainder of 1999 by reviewing responses, obtaining updates, requesting additional follow-up information, and identifying new key suppliers and customers. To date, no negative responses have been received, but there is no guarantee that systems of other companies on which the Company's systems rely will be converted timely and would not have a material adverse effect on the Company's systems.

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

   At this time, the Company is unable to determine its most reasonably likely worst case scenarios as a result of the Year 2000 issue. The Company continues to analyze possible scenarios as part of the Year 2000 project. An area of concern which is considered low risk, but potentially high impact would be widespread long-term utility failures resulting in a shut-down of the Company's operations. The Company has little ability to correct such a utility failure. At this time, the Company is unable to determine the impact or likelihood of such a utility failure. Another area considered by the Company to be low risk and potentially high impact is the foreign supply of raw materials. The Company has developed contingency plans to address continued short-term supply of these materials, but long-term shortages may result in price increases well into the year 2000. The amount of these price increases and the Company's ability to pass on such increases to our customers is not determinable at this time. The Company continues to evaluate all key components of its operations and is developing related contingency plans as more information becomes available. The Company believes it will have developed its contingency plans by the fourth quarter of 1999.

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

                                                                       Form 10-Q
                                                                         Page 17





     Item 6.    Exhibits and Reports on Form 8-K

   The following items required by Item 601 of Regulation S-K are submitted as follows:

          Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc. and Northern Trust Company as of May 20, 1999 (filed herewith).

          Exhibit 4b - Form of Note (filed herewith)


   b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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



                          Fansteel Inc.
                         (Registrant)








Date -8/13/99            /s/Gary L. Tessitore
                            Gary L. Tessitore
                 Chairman, President and Chief Executive Officer








Date -8/13/99            /s/R. Michael McEntee
                            R. Michael McEntee
                    Vice President and Chief Financial Officer


                                INDEX OF EXHIBITS

Exhibit No.

     4a        $30,000,000 Revolving Credit Agreement among
               Fansteel, Inc. and Northern Trust Company as of
               May 20, 1999 (filed herewith).

     4b        Form of Note (filed herewith)



    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999




                                   $30,000,000

                           REVOLVING CREDIT AGREEMENT

                                      among

                                 FANSTEEL INC.,
                                 as the Company

                           THE NORTHERN TRUST COMPANY,
                                  as the Agent,

                           and the Banks named herein

                               as of May 20, 1999



       Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc. and Northern Trust Company as of May 20, 1999

                         TABLE OF CONTENTS



Section 1...Definitions and Accounting


     1.1....Defined Terms
     1.2....Accounting


Section 2...The Loans
     2.1....The Loans
     2.2....Notice of Borrowings
     2.3....Changes of Commitments
     2.4....Fees
     2.5....Lending Offices
     2.6....Several Obligations; Remedies Independent
     2.7....Notes
     2.8....Voluntary Conversion or Continuation of Loans


Section 3...Letters of Credit
     3.1....The Letter of Credit Subfacility
     3.2....Issuance, Amendment and Renewal of Letters of Credit
     3.3....Risk Participations, Drawings and Reimbursements
     3.4....Repayment of Participation
     3.5....Role of the Issuing Bank
     3.6....Obligations Absolute
     3.7....Cash Collateral Pledge
     3.8....Letter of Credit Fees
     3.9....Uniform Customs and Practice


Section 4...Payments of Principal and Interest
     4.1....Repayment of Loans
     4.2....Prepayments of Loans
     4.3....Interest


Section 5...Payments; Pro Rata Treatment; Computations; Etc
     5.1....Payments
     5.2....Pro Rata Treatment
     5.3....Computations
     5.4....Minimum Amounts
     5.5....Certain Notices
     5.6....Non-Receipt of Funds by the Agent
     5.7....Set-off and Sharing of Payments, Etc.


Section 6...Yield, Capital Maintenance and Taxes Provisions
     6.1....Additional Costs
     6.2....Limitation on Types of Loans
     6.3....Illegality
     6.4....Treatment of Affected Loans
     6.5....Compensation

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


     6.6....Responsibility of Affected Bank
     6.7....Taxes


Section 7...Conditions Precedent

     7.1....Initial Loan
     7.2....Initial and Subsequent Loans and Letters of Credit
     7.3....Withholding Tax Exemption


Section 8...Representations and Warranties
     8.1....Corporate Existence and Related Matters
     8.2....Financial Condition
     8.3....Litigation
     8.4....No Breach
     8.5....Corporate Power and Action; Binding Effect
     8.6....Approvals
     8.7....Margin Stock
     8.8....ERISA
     8.9....Taxes
     8.10...Investment Company Act; Public Utility Holding Company Act 8.11...Credit Agreements
     8.12...Environmental Laws
     8.13...Subsidiaries, Etc.
     8.14...Liens
     8.15...Purpose
     8.16...Compliance
     8.17...Year 2000 Compliance
Section 9...Covenants
     9.1....Financial Statements and Other Information
     9.2....Litigation
     9.3....Corporate Existence, Etc.
     9.4....Insurance
     9.5....Business Combinations and Asset Dispositions
     9.6....Limitation on Liens
     9.7....Indebtedness
     9.8....Lines of Business
     9.9....Tangible Net Worth
     9.10...Senior Funded Debt to EBITDA
     9.11...Minimum Fixed  Charge Coverage
     9.12...Current Ratio
     9.13...Sale of Stock of Subsidiaries
          .
     9.14...Restrictions on Transactions with Affiliates & Stockholders 9.15...Issuance of Stock by Subsidiaries
    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


     9.16...Compliance with ERISA
     9.17...Investments and Loans
     9.18...Capital Structure and Dividends
     9.19...Environmental Indemnity
Section 10..Events of Default


Section 11..The Agent
     11.1...Appointment, Powers and Immunities
     11.2...Reliance by Agent
     11.3...Defaults
     11.4...Rights as a Bank
     11.5...Indemnification
     11.6...Non-Reliance on Agent and other Banks
     11.7...Failure to Act
     11.8...Resignation of Agent


Section 12..Miscellaneous
     12.1...Waiver
     12.2...Notices
     12.3...Expenses, Etc.
     12.4...Amendments, Etc.

     12.5...Successors and Assigns
     12.6...Assignments and Participations
     12.7...Survival
     12.8...Captions
     12.9...Counterparts
     12.10..Confidentiality
     12.11..Governing Law
     12.12..Waiver of Jury Trial
     12.13..Consent To Jurisdiction
     12.14..No Fiduciary Relationship
     12.15..Cancellation




    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999



Schedule 1 - Commitments and Information Concerning Banks


Schedule 2 - Authorized Officers of the Company


Schedule 3 - Existing Credit and Refinanced Indebtedness Agreements


Schedule 4 - Subsidiaries


Schedule 8.3 - Litigation


Schedule 8.12 - Environmental Matters


Schedule 9.6 - Liens


Schedule 10 - Existing Northern Letters of Credit





Exhibit A - Form of Note


Exhibit B - Form of Notice of Eurodollar or Alternate Base Rate Borrowing


Exhibit C - Form of Notice of Conversion or Continuation


Exhibit D - Form of Opinion of Counsel to the Company


Exhibit E - Form of Assignment Agreement


  EXHIBIT 4A - $30,000,000 REVOLVING CREDIT AGREEMENT AMONG FANSTEEL, INC. AND NORTHERN TRUST COMPANY AS OF MAY 20, 1999

                           REVOLVING CREDIT AGREEMENT


THIS REVOLVING CREDIT AGREEMENT (this "Agreement") dated as of May 20, 1999 among FANSTEEL INC., a Delaware corporation (the "Company"), each of the banks named under the caption "Banks" on the signature pages hereof that is a signatory hereto (individually, a "Bank" and, collectively, the "Banks") and THE NORTHERN TRUST COMPANY, individually and as agent for the Banks (in such capacity, together with its successors in such capacity, the "Agent").

     NOW, THEREFORE, in consideration of the mutual agreements herein contained, the parties hereto agree as follows:

     Section 1.     Definitions and Accounting.

     1.1. Defined Terms.   As used herein, the following terms shall have the
following meanings (terms defined in this Section 1.1 or in other provisions of this Agreement in the singular to have correlative meanings when used in the plural and vice versa):

     "Acquisition" means any transaction or series of related transactions for the purpose of, or resulting, directly or indirectly, in, (a) the acquisition of all or substantially all the assets of a Person, or of any business or division of a Person, (b) the acquisition of in excess of 50% of the capital stock, partnership interest, membership interest or equity of any Person, or otherwise causing any Person to become a Subsidiary, or (c) a merger or consolidation of, or any other combination with, another Person (other than a Person that is a Subsidiary), provided that the Company or a Subsidiary is the surviving entity.

     "Affiliate" of any Person shall mean any other Person directly or indirectly controlling, controlled by or under common control with such Person. A Person shall be deemed to control another Person if the controlling Person owns 10% or more of the Voting Stock (or other ownership interests) of the controlled Person or possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the controlled Person, whether through ownership of stock, by contract or otherwise.

     "Alternate Base Rate" shall mean for each day such interest rate per annum as shall be equal to the higher of (a) the Prime Rate on such day; or (b) the sum of (i) one half of one percent and (ii) the Fed Funds Rate on such day.

     "Alternate Base Rate Loan" shall mean any Loan which bears interest at a rate determined with reference to the Alternate Base Rate.

     "Applicable Lending Office" shall mean, for each Bank and for each type of Loan, the lending office of such Bank designated for such type of Loan on
Schedule 1 hereto or such other office of such Bank as such Bank may from time to time specify to the Agent and the Company as the office by which its Loans of such type are to be made and maintained.




    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


     "Authorized Officer" shall mean (a) in the case of the Company, its chief executive officer, its chief operating officer, its chief financial officer, any Person designated as an "Authorized Officer" of the Company in Schedule 2 attached hereto or any other Person designated as an "Authorized Officer" of the Company for the purpose of this Agreement, the L/C Related Documents and the documents delivered by the Company in connection herewith or therewith in an officer's certificate executed by the Company's secretary, assistant secretary or chief financial officer and delivered to the Agent; and (b) in the case of each Bank, any officer of such Bank designated as its "Authorized Officer" in
Schedule 1 or any officer of such Bank designated as its "Authorized Officer" for the purpose of this Agreement and the L/C Related Documents in a certificate executed by one of its Authorized Officers. Any action taken under this Agreement, the L/C Related Documents or the other documents to which it is party in connection herewith, on behalf of the Company, by any individual who on or after the date of this Agreement shall have been an Authorized Officer thereof, and whom the Agent, Issuing Lender or any Bank in good faith believes to be a Authorized Officer of the Company at the time of such action shall be binding on the Company even though such individual shall have ceased to be an Authorized Officer of the Company; and any action taken under this Agreement, the L/C Related Documents or any other document to which it is a party on behalf the Issuing Lender or any Bank by any individual who on or after the date of this Agreement shall have been an Authorized Officer of such Person and whom the Company in good faith believes to be an Authorized Officer of such Person at the time of such action shall be binding on such Person even though such individual shall have ceased to be an Authorized Officer of such Person.

     "Borrowing" means a borrowing hereunder consisting of Loans made to the Company at the same time by the Banks in accordance with Section 2.2.

     "Business Day" shall mean any day on which commercial banks are not authorized or required by law to close in Chicago, Illinois and, if such day relates to a Borrowing, a repayment or a notice in respect of a Eurodollar Loan, a day which is also a day on which dealings in Dollar deposits are carried out in the London interbank market.

     "Capital Lease Obligations" shall mean, as to any Person, the obligations of such Person which are required to be accounted for as capital leases on a balance sheet of such Person under GAAP and, for purposes of this Agreement, the amount of such obligations shall be the capitalized amount thereof, determined in accordance with GAAP.

     "Cash Collateralize" means to pledge and deposit with or deliver to the Agent, for the benefit of the Agent, the Issuing Lender and the Banks, as collateral for the L/C Obligations, cash or deposit account balances pursuant to documentation in form and substance satisfactory to the Agent and the Issuing Lender (which documents are hereby consented to by the Banks). Derivatives of such term shall have corresponding meaning.


    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


     "Change in Control" means the acquisition by any Person, or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of 20% or more of the outstanding shares of Voting Stock of the Company, provided, however, the acquisition of Voting Stock of the Company by the estate of Mr. Thomas Evans, Sr. or by the direct lineal descendants of Mr. Thomas Evans, Sr. or transfers of such Voting Stock amongst such direct lineal descendants shall be excluded from this definition.

     "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

     "Commitment" shall have the meaning set forth in Section 2.1.

     "Consolidated Tangible Net Worth" shall mean, at any time, the total of shareholders' equity (including capital stock, additional paid in capital and retained earnings after deducting treasury stock) of the Company and its consolidated Subsidiaries calculated in accordance with GAAP, less the sum of the total amount of all intangible assets. Intangible assets shall include, without limitation, unamortized debt discount and expense, unamortized deferred charges and goodwill.

     "Continue," "Continuation" and "Continued" shall refer to the continuation pursuant to Section 2.8 hereof of a Eurodollar Loan as a Eurodollar Loan from one Interest Period to the next Interest Period.

     "Convert," "Conversion" and "Converted" shall refer to a conversion pursuant to Section 2.8 hereof of Alternate Base Rate Loans or Fed Funds Loans into Eurodollar Loans, or of Eurodollar Loans into Alternate Base Rate Loans or Fed Funds Loans.

     "Current Assets" shall mean all current assets of the Company and its Subsidiaries on a consolidated basis determined in accordance with GAAP.

     "Current Liabilities" shall mean all current liabilities of the Company and its Subsidiaries on a consolidated basis determined in accordance with GAAP.

     "Default" shall mean an Event of Default or an event which with notice or lapse of time or both would become an Event of Default.

     "Dollars" and "$" shall mean lawful money of the United States of America.

     "EBITDA" means, for any period, on a consolidated basis for the Company and its consolidated Subsidiaries, the sum (without duplication) of the amounts for such period of (a) Net Income, plus (b) charges against income for foreign, federal, state and local taxes, plus (c) Interest Expense and interest expense not payable in cash (including amortization of discount),

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


plus (d) depreciation, plus (e) amortization expense, including, without limitation, amortization of goodwill and other intangible assets plus (f) other non-cash charges classified as long term deferrals in accordance with GAAP, plus
(g) extraordinary losses in the Company's or such Subsidiary's business, minus
(h) interest income, minus (i) extraordinary gains in the Company's or such Subsidiary's business.

     "Environmental Laws" shall mean all federal, state and local laws, including statutes, regulations, ordinances, codes, rules and other governmental restrictions and requirements, relating to the discharge of air pollutants, water pollutants or process waste water or otherwise relating to the environment or hazardous substances or the treatment, processing, storage, disposal, release, transport or other handling thereof, including, but not limited to, the federal Solid Waste Disposal Act, the federal Clean Air Act, the federal Clean Water Act, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, the federal Toxic Substances Control Act, regulations of the Nuclear Regulatory Agency, and regulations of any state department of natural resources or state environmental protection agency, in each case as now or at any time hereafter in effect.

     "Environmental Remediation Expenses" shall mean actual cash disbursed by the Company or a Subsidiary during such fiscal quarter for the purpose of complying with the requirements of Environmental Laws, which disbursements shall be within the ranges previously disclosed to the Banks in writing.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time.

     "ERISA Affiliate" shall mean any corporation or trade or business which is a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Code) as the Company or is under common control (within the meaning of Section 414(c) of the Code) with the Company.

     "Eurodollar Loan" shall mean any Loan which bears interest at a rate determined with reference to the LIBOR Base Rate.

     "Event of Default" shall have the meaning attributed to such term in
Section 10 hereof.

     "Existing Northern Letters of Credit" shall mean the Letters of Credit described on Schedule 10 hereof.

     "Fed Funds Loan" shall mean any Loan which bears interest at a rate determined with reference to the Fed Funds Rate.

     "Fed Funds Rate" shall mean, for each day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100th of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999

published by the Federal Reserve Bank of New York in the Composite Closing Quotation for U.S. Government Securities on such day, provided that (a) if the day for which such rate is to be determined is not a Business Day, the Fed Funds Rate for such day shall be such rate on such transaction for the next preceding Business Day as so published on the next succeeding Business Day, and (b) if such rate is not so published for any date, the Fed Funds Rate for such day shall be the average rate charged to the Agent on such day on such transactions as determined by the Agent.

     "GAAP" shall mean generally accepted accounting principles as in effect from time to time.

     "Guarantee" shall mean (a) a guarantee, an endorsement, a contingent agreement to purchase or to furnish funds for the payment or maintenance of, or otherwise to be contingently liable with respect to, the Indebtedness, other obligations, net worth, working capital or earnings of any Person, (b) a guarantee of the payment of dividends or other distributions upon the stock of any corporation, or (c) an agreement to purchase, sell or lease property or services primarily to assure a creditor against loss, including causing a bank to open a standby letter of credit for the benefit of another Person, but excluding endorsements for collection or deposit in the ordinary course of business. The terms "Guarantee" and "Guaranteed" shall have correlative meanings.

     "Honor Date" has the meaning specified in Section 3.3(b).

     "Indebtedness" of any Person means, without duplication, (a) any obligation of such Person for borrowed money, including, without limitation, (i) any obligation of such Person evidenced by bonds, debentures, notes or similar debt instruments, and (ii) any obligation for borrowed money which is non-recourse to the credit of such Person but which is secured by a Lien on any asset of such Person, (b) any obligation of such Person on account of deposits or advances,
(c) any obligation of such Person for the deferred purchase price of any property or services, except trade accounts payable, (d) any Capital Lease Obligation of such Person, (e) any Indebtedness of another Person secured by a Lien on any asset of such first Person, whether or not such Indebtedness is assumed by such first Person, (f) reimbursement obligations in connection with commercial letters of credit or surety bonds, (g) Rate Hedging Obligations, and
(h) Guarantees issued by such Person. For all purposes of this Agreement, the Indebtedness of any Person shall include the Indebtedness of any partnership or joint venture in which such Person is a general partner or a joint venturer.

     "Insolvency Proceeding" means (a) any case, action or proceeding before any court or other governmental authority relating to bankruptcy, reorganization, insolvency, liquidation, receivership, dissolution, winding-up or relief of debtors, or (b) any general assignment for the benefit of creditors, composition, marshaling of assets for creditors, or other, similar arrangement in respect of its creditors generally or any substantial portion of its creditors, undertaken under U.S. Federal, state or foreign law, including the Bankruptcy Code.

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.

                 and Northern Trust Company as of May 20, 1999


     "Interest Expense" means, for any period, the total interest expense of the Company and its consolidated Subsidiaries, whether paid or accrued, but without duplication (including the interest component of Capital Lease Obligations), but excluding interest expense not payable in cash (including amortization of discount), all as determined in conformity with GAAP.

     "Interest Period" shall mean, with respect to any Eurodollar Loan, each period commencing on the date such Eurodollar Loan is made or Converted from an Alternate Base Rate Loan or Fed Funds Loan or the last day of the next preceding Interest Period for such Eurodollar Loan and ending on the numerically corresponding day in the first, second or third calendar month thereafter, as the Company may select, except that each Interest Period which commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month; provided, that (a) if any Interest Period for a Eurodollar Loan would otherwise end after the Termination Date, such Interest Period shall end on the Termination Date, and (b) each Interest Period which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day or, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day.

     "Issuing Lender" means The Northern Trust Company in its capacity as issuer of one or more Letters of Credit hereunder, together with any replacement letter of credit issuer arising under subsection 11.1.

     "L/C Advance" means each Bank's participation in any L/C Borrowing in accordance with its Pro Rata Share.

     "L/C Amendment Application" means an application form for amendment of outstanding standby or commercial documentary letters of credit as shall at any time be in use at the Issuing Lender, as the Issuing Lender shall request.

     "L/C Application" means an application form for issuances of standby or commercial documentary letters of credit as shall at any time be in use at the Issuing Lender, as the Issuing Lender shall request.

     "L/C Borrowing" means an extension of credit resulting from a drawing under any Letter of Credit which shall not have been reimbursed on the date when made nor converted into a borrowing of Loans under subsection 3.3(d).

     "L/C Commitment" means the commitment of the Issuing Lender to issue, and the commitment of the Banks severally to participate in Letters of Credit, including the Existing Northern Letters of Credit, from time to time issued or outstanding under Section 3, in an aggregate amount not to exceed on any date the amount of $10,000,000, as the same shall be reduced as a result of a reduction in the L/C Commitment pursuant to Section 2.3; provided that the L/C Commitment is a part of the combined Commitments, rather than a separate, independent commitment.

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


     "L/C Obligations" means, at any time, the sum of the following obligations of the Company (whether contingent or otherwise): (a) the aggregate undrawn amount of all Letters of Credit then outstanding, plus (b) the amount of all unreimbursed drawings under all Letters of Credit, including all outstanding L/C Borrowings.

     "L/C Related Documents" means the Letters of Credit, the L/C Applications, the L/C Amendment Applications and any other document relating to any Letter of Credit, including any of the Issuing Lender's standard form documents for letter of credit issuances.

     "Letters of Credit" means the Existing Northern Letters of Credit and any letters of credit (whether standby letters of credit or commercial documentary letters of credit) issued by the Issuing Lender pursuant to Section 3.

     "LIBOR Base Rate" shall mean, with respect to any Eurodollar Loans to be made or converted from Alternate Base Rate Loans or Fed Funds Loans on any day for any Interest Period therefor, the applicable per annum London interbank offered rate for deposits in U.S. Dollars appearing on Telerate Page 3750 as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity approximately equal to such Interest Period. If no London interbank offered rate of such maturity then appears on Telerate Page 3750, then the LIBOR Base Rate shall be equal to the London interbank offered rate for deposits in U.S. Dollars maturing immediately before or immediately after such maturity, whichever is higher, as determined by the Agent from Telerate Page 3750. If Telerate Page 3750 is not available, the applicable LIBOR Base Rate for the relevant Interest Period shall be the rate determined by the Agent to be the rate at which The Northern Trust Company offers to place deposits in U.S. Dollars with first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of The Northern Trust Company's relevant portion of the Eurodollar Loan to be made or Converted and having a maturity approximately equal to such Interest Period.

     "LIBOR Rate" shall mean, for any Eurodollar Loan for any Interest Period therefor, a rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Agent to be equal to (a) the LIBOR Base Rate for such Loan for such Interest Period divided by (b) the remainder of 1 minus the Reserve Requirement for such Loan for such Interest Period.

     "Lien" shall mean, with respect to any property, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind in respect thereof, including the interest of a vendor or lessor under any conditional sale, capital lease or other title retention agreement.

     "Loan" shall mean any Eurodollar Loan, Fed Funds Loan or Alternate Base Rate Loan. A reference to a "type" of Loan refers to Eurodollar Loans as a group, Fed Funds Loans as a group or Alternate Base Rate Loans as a group.

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999

     "Majority Banks" shall mean Banks holding at least 75% of the aggregate amount of the Commitments; provided that, if the Commitments shall have terminated, Majority Banks shall mean Banks holding at least 75% of the aggregate unpaid principal amount of the Loans.

     "Margin Stock" shall mean margin stock within the meaning of Regulations U and X.

     "Multiemployer Plan" shall mean a Multiemployer plan defined as such in
Section 3(37) of ERISA to which contributions have been made by the Company or any ERISA Affiliate as a "contributing sponsor" (within the meaning of Section 4001(a)(13) of ERISA) and which is covered by Title IV of ERISA.

     "Net Income" means, for any period, the net earnings (or loss) after taxes of the Company and its Subsidiaries on a consolidated basis for such period determined in accordance with GAAP.

     "Net Mark-to-Market Exposure" of the Company and its Subsidiaries means as of any date of determination, the excess (if any) of all unrealized losses over all unrealized profits of the Company or such Subsidiary arising from Rate Hedging Obligations. "Unrealized losses" means the fair market value of the cost of the Company or such Subsidiary of replacing such Rate Hedging Obligation as of the date of determination (assuming the Rate Hedging Obligation were to be terminated as of that date), and "unrealized profits" means the fair market value of the gain of the Company or such Subsidiary of replacing such Rate Hedging Obligation as of the date of determination (assuming such Rate Hedging Obligation were to be terminated as of that date).

     "Note" shall mean a promissory note of the Company payable to a Bank in substantially the form of Exhibit A hereto.

     "Notice of Assignment" is defined in Section 12.6(f).

     "PBGC" shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

     "PEDFA Loans" means any and all loans or other financial obligations of the Company evidenced by the PEDFA Note.

     "PEDFA Note" means that certain Note dated April 22, 1998 (as amended, restated, renewed or replaced) of the Company payable to the order of The Northern Trust Company (the "Northern") in the original principal amount of $1,127,124, issued pursuant to the PEDFA Reimbursement Agreement.

     "PEDFA Reimbursement Agreement" means that certain Reimbursement Agreement dated as of April 1, 1998 between the Company and the Northern as amended, modified or supplemented from time to time, evidencing the Company's obligation to reimburse the Northern for any draws made by Chase Manhattan Trust Company, National Association, as trustee (including any successor trustee) under the Trust Indenture dated as of April 1, 1998 relating to

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


Pennsylvania Economic Development Financing Authority Economic Development Revenue Bonds, 1998 Series B-2 (Fansteel Inc. Project) as beneficiary of the irrevocable letter of credit issued by PNC Bank, National Association for the benefit of said Trustee for the account of the Northern pursuant to the PEDFA Participation and Reimbursement Agreement.

     "PEDFA Participation and Reimbursement Agreement" means that certain Participation and Reimbursement Agreement dated as of April 1, 1998 between the Northern and PNC Bank, National Association, as amended, modified, or supplemented from time to time, pursuant to which the Northern is liable as account party to PNC Bank for any draws under the letter of credit issued thereunder.

     "Pension Plan" shall mean a Plan which is a "defined benefit plan" within the meaning of Section 3(35) of ERISA.

     "Person" shall mean any individual, corporation, limited liability company, voluntary association, partnership, trust, estate, unincorporated organization or government (or any agency, instrumentality or political subdivision thereof).

     "Plan" shall mean any plan, program or arrangement which constitutes an "employee benefit plan" within the meaning of Section 3(3) of ERISA.

     "Post-Default Rate" shall mean a rate per annum equal to 2% above the rate applicable to such Loan, but in no event less than a rate per annum equal to 2% above the Alternate Base Rate as in effect at the time of such default.

     "Prime Rate" shall mean on any day the prime rate established by The Northern Trust Company and in effect on such day. Each change in the Prime Rate shall be effective from the date of the announcement by The Northern Trust Company of a change in its prime rate. Neither the Prime Rate nor the prime rate of The Northern Trust Company is intended to constitute the lowest rate of interest charged by The Northern Trust Company or any Bank.

     "Pro Rata Share" means, as to any Bank at any time, the percentage equivalent (expressed as a decimal, rounded to the ninth decimal place) at such time of such Bank's Commitment divided by the Commitments of all Banks.

     "Quarterly Dates" shall mean the last Business Day of each March, June, September and December, commencing on June 30, 1999.

     "Rate Hedging Obligations" means any and all obligations of the Company or any Subsidiary whether absolute or contingent and howsoever and whensoever created, arising, evidenced or acquired (including all renewals, extensions and modifications thereof and substitutions therefor), under (a) any and all agreements, devices or arrangements designed to protect at least one of the parties thereto from the fluctuations of interest rates, exchange rates or forward rates applicable to such party's assets, liabilities or exchange

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


transactions, including, but not limited to dollar-denominated or cross-currency interest rate exchange agreements, forward currency exchange agreements, interest rate cap or collar protection agreements, forward rate currency or interest rate options, puts and warrants, and (b) any and all cancellations, buy backs, reversals, terminations or assignments of any of the foregoing.

     "Regulations D, U and X" shall mean, respectively, Regulations D, U and X of the Board of Governors of the Federal Reserve System (or any successor), as the same may be amended or supplemented from time to time.

     "Regulatory Change" shall mean any change after the date of this Agreement in federal, state or foreign law or regulations (including, without limitation, Regulation D) or the adoption or making after such date of any interpretation, directive or request applying to a Bank (whether or not having the force of law) by any court or governmental or monetary authority.

     "Reserve Requirement" shall mean, for any Interest Period for any Eurodollar Loan, the sum (expressed as a decimal) of (a) the average maximum rate at which reserves (including any marginal, supplemental or emergency reserves) are required to be maintained during such Interest Period under Regulation D by member banks of the Federal Reserve System against "Eurocurrency liabilities" and (b) any other reserves required to be maintained by such member banks by reason of any Regulatory Change against (i) any category of liabilities which includes deposits by reference to which the LIBOR Base Rate is to be determined or (ii) any category of extensions of credit or other assets which includes a Eurodollar Loan.

     "Senior Funded Debt" shall mean and include items (a)(i), (c), (d), (e) and
(h) of the definition of "Indebtedness" of the Company and any Subsidiary.

     "Subsidiary" shall mean any Person of which or in which the Company and its other Subsidiaries own directly or indirectly more than 50% or more of (a) the combined voting power of all classes of stock having general voting power under ordinary circumstances to elect a majority of the board of directors of such Person, if it is a corporation, (b) the capital interest or profits interest of such Person, if it is a partnership, joint venture or similar entity, or (c) the beneficial interest of such Person, if it is a trust, association or other unincorporated organization.

     "Substantial Stockholder" shall mean (a) any Person owning, beneficially or of record, directly or indirectly, either individually or together with all other Persons to whom such Person is related by blood, adoption or marriage, stock of the Company (of any class having ordinary voting power for the election of directors) aggregating 5% or more of such voting power or (b) any Person related by blood, adoption or marriage to any Person described or coming within the provisions of clause (a) of this definition.

     "Termination Date" shall mean May 20, 2002.

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


     "Voting Stock" shall mean, with respect to any corporation, any shares of stock of such corporation whose holders are entitled under ordinary circumstances to vote for the election of directors of such corporation (irrespective of whether at the time stock of any other class or classes shall have or might have voting power by reason of the happening of any contingency).

     1.2. Accounting.   Unless otherwise specified herein, all accounting terms
used herein shall be interpreted, all determinations with respect to accounting matters hereunder shall be made, and all financial statements and certificates and reports as to financial matters required to be furnished to the Agent or the Banks hereunder shall be prepared, in accordance with GAAP applied on a basis consistent with the audited consolidated financial statements of the Company and the Subsidiaries referred to in Section 8.2 hereof (except for changes concurred in by the Company's independent public accountants).

     Section 2.     The Loans.

     2.1. The Loans.   (a) Each Bank severally agrees, on the terms of this
Agreement, to make Loans to the Company during the period from and including the date hereof to but not including the Termination Date in an amount equal to such Bank's Pro Rata Share of the aggregate amount of a Borrowing requested by the Company; provided that the aggregate principal amount of all Loans which any Bank shall be committed to have outstanding to the Company shall not exceed the lesser of (i) the amount set forth opposite such Bank's name on Schedule 1 less such Bank's Pro Rata Share of L/C Obligations and the PEDFA Loans and (ii) such Bank's Pro Rata Share of the Commitments less its Pro Rata Share of L/C Obligations and the PEDFA Loans. The aggregate principal amount of Loans which all Banks shall be committed to have outstanding hereunder to the Company shall not at any time exceed $30,000,000 less all L/C Obligations and the PEDFA Loans. The Commitment of each Bank to make Loans described in this Section 2.1 is referred to herein as its "Commitment" and collectively as to all the Banks as the "Commitments." Subject to the terms of this Agreement, during such period the Company may borrow, repay and reborrow the amount of the Commitments by means of Alternate Base Rate Loans, Fed Funds Loans or Eurodollar Loans and may Convert Loans of one type into Loans of the other type or Continue Eurodollar Loans; provided, that no more than five (5) Eurodollar Loans may be outstanding from each Bank at any one time.

     (b) The Loans to be made in connection with a Borrowing shall be in an aggregate amount not less than that specified in Section 5.4.

     2.2. Notice of Borrowings. The Company shall give the Agent (which shall promptly notify the Banks) notice of each Borrowing of Alternate Base Rate Loans, Fed Funds Loans or Eurodollar Loans hereunder as provided in Section 5.5 hereof. Not later than 1:00 p.m., Chicago time, on the date specified for each such Borrowing hereunder, each Bank shall make available the amount of the Alternate Base Rate Loan, Fed Funds Loan or the Eurodollar

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


Loan to be made by it on such date to the Agent, at such account as it shall specify, in immediately available funds, for the account of the Company. The amount so received by the Agent shall, subject to the terms and conditions of this Agreement, be made available to the Company by not later than 2:00 p.m., Chicago time, by depositing the same, in immediately available funds, in an account of the Company maintained at the Agent.

     2.3. Changes of Commitments.

          (a) The Company shall have the right to terminate or reduce the aggregate amount of the unused Commitments at the end of any fiscal quarter of the Company, provided that: (i) the Company shall give notice of each such termination or reduction as provided in Section 5.5 hereof; (ii) each partial reduction shall be in an aggregate amount at least equal to $2,000,000 or integral multiples of $100,000 in excess thereof; (iii) the Commitments less outstanding L/C Obligations and PEDFA Loans shall not be reduced below the outstanding principal amount of Loans, L/C Obligations and PEDFA Loans; and (iv) no such reduction shall cause any Bank's Pro Rata Share of the Commitments less its Pro Rata Share of L/C Obligations and PEDFA Loans to be reduced below the outstanding principal amount of Loans made by such Bank and its participation in the L/C Obligations and PEDFA Loans; and (iv) the L/C Obligations shall not exceed the L/C Commitment.

          (b)  Commitments once terminated or reduced may not be reinstated.

     2.4. Fees.

          (a) The Company shall pay to the Agent, for the account of each Bank (to be paid to each Bank based on its Pro Rata Share of the Commitments), an annual non-use fee on the average daily amount of such Bank's unused Commitment, for the period from and including the date of this Agreement to but not including the earlier of the date such Commitment is terminated or the Termination Date, at a rate per annum equal to .125%. The accrued non-use fee in respect of the Commitments shall be payable in arrears on each Quarterly Date and on the earlier of the date the Commitments are terminated or the Termination Date.

          (b) The Company shall pay to the Agent for the account of each Bank a non-refundable fee in an amount equal to the product of .125% times the amount of such Bank's Commitment on the date hereof. Such fee shall be payable on or before the date of this Agreement.

          (c) The Company shall pay to the Agent for the account of the Agent such fees as shall be set forth in a letter agreement dated the date of this Agreement between the Agent and the Company.

     2.5. Lending Offices.   The Loans of each type made by each Bank shall be
made and maintained at such Bank's Applicable Lending Office for Loans of such type.

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


     2.6. Several Obligations; Remedies Independent.   The failure of any Bank
to make any Loan to be made by it or fund its Pro Rata Share of any drawing under a Letter of Credit on the date specified therefor shall not relieve any other Bank of its obligation, if any, to make any Loan or fund such drawing on such date, but neither any Bank nor the Agent shall be responsible for the failure of any other Bank to make a Loan or fund such drawing to be made by such other Bank. The amounts payable by the Company at any time hereunder, under the Note and the L/C Obligations to each Bank shall be a separate and independent debt, and each Bank shall be entitled to protect and enforce its rights arising out of this Agreement, its Note and the L/C Obligations, and it shall not be necessary for any other Bank or the Agent to consent to, or be joined as an additional party in, any proceedings for such purposes.

     2.7. Notes.   The Loans made by each Bank shall be evidenced by a
promissory note of the Company in substantially the form of Exhibit A hereto. The date, amount, and type of each Loan made by each Bank, and each payment made on account of the principal thereof, shall be recorded by such Bank on its books and, prior to any transfer of its Note evidencing such Loans held by it, endorsed by such Bank on the schedule attached to such Note or any continuation thereof; provided, however, that any failure to so record or any error in recording shall not affect the Company's obligations under this Agreement or the

Notes.

     2.8. Voluntary Conversion or Continuation of Loans.   Subject to Section
5.4 hereof, the Company shall have the right to Convert Loans of one type into Loans of another type or Continue Eurodollar Loans as such at any time, provided that: (a) the Company shall give the Agent written notice of each such Conversion or Continuation as provided in Section 5.5 hereof; and (b) Eurodollar Loans may be Continued or Converted only on the last day of an Interest Period for such Loans.

     Section 3.     Letters of Credit.

     3.1. The Letter of Credit Subfacility.   (a) On the terms and conditions
set forth herein (i) the Issuing Lender agrees, from time to time on any Business Day during the period from the date hereof to the Termination Date to issue Letters of Credit for the account of the Company, and to amend or renew Letters of Credit previously issued by it, in accordance with subsections 3.2(b) and (c) and to honor drafts under the Letters of Credit; and (ii) the Banks severally agree to participate in Letters of Credit issued for the account of the Company; provided, that the Issuing Lender shall not be obligated to issue, and no Bank shall be obligated to participate in, any Letter of Credit if as of the date of issuance of such Letter of Credit (the "Issuance Date") (A) the amount of all L/C Obligations plus the amount of all Loans and PEDFA Loans exceeds the Commitments, (B) the participation of any Bank in the amount of all L/C Obligations plus the amount of the Loans and PEDFA Loans of such Bank exceeds such Bank's Pro Rata Share of the Commitments, or (C) the amount of L/C Obligations exceeds the L/C Commitment. Within the foregoing limits, and subject to the other terms and conditions

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999



hereof, the Company's ability to obtain Letters of Credit shall be fully revolving, and, accordingly, the Company may, during the foregoing period, obtain Letters of Credit to replace Letters of Credit which have expired or which have been drawn upon and reimbursed.

     (b) The Issuing Lender is under no obligation to issue any Letter of Credit if:

          (i) any order, judgment or decree of any governmental authority or arbitrator shall by its terms purport to enjoin or restrain the Issuing Lender from issuing such Letter of Credit, or any requirement of law applicable to the Issuing Lender or any request or directive (whether or not having the force of law) from any governmental authority with jurisdiction over the Issuing Lender shall prohibit, or request that the Issuing Lender refrain from, the issuance of letters of credit generally or such Letter of Credit in particular or shall impose upon the Issuing Lender with respect to such Letter of Credit any restriction, reserve or capital requirement (for which the Issuing Lender is not otherwise compensated hereunder) not in effect on the date hereof, or shall impose upon the Issuing Lender any unreimbursed loss, cost or expense which was not applicable on the date hereof and which the Issuing Lender in good faith deems material to it;

          (ii) the Issuing Lender has received written notice from any Bank, the Agent or the Company, on or prior to the Business Day prior to the requested date of issuance of such Letter of Credit, that one or more of the applicable conditions contained in Section 7 is not then satisfied;

          (iii)the expiry date of any requested Letter of Credit is (1) more than 360 days after the date of issuance, unless the Majority Banks have approved such expiry date in writing, or (2) after the

     Termination Date, unless all of the Banks have approved such expiry date in writing;

          (iv) the expiry date of any requested Letter of Credit is prior to the maturity date of any financial obligation to be supported by the requested Letter of Credit;

          (v) any requested Letter of Credit does not provide for drafts, or is not otherwise in form and substance acceptable to the Issuing Lender, or the issuance of a Letter of Credit shall violate any applicable policies of the Issuing Lender;

          (vi) any standby Letter of Credit is for the purpose of supporting the issuance of any letter of credit by any other Person; or


    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


          (vii) such Letter of Credit is in a face amount less than $250,000 or to be used for a purpose other than in connection with the Company's existing lines of business or denominated in a currency other than Dollars.

     3.2. Issuance, Amendment and Renewal of Letters of Credit. (a) Each Letter of Credit shall be issued upon the irrevocable written request of the Company received by the Issuing Lender (with a copy sent by the Company to the Agent) at least four days (or such shorter time as the Issuing Lender may agree in a particular instance in its sole discretion) prior to the proposed date of issuance. Each such request for issuance of a Letter of Credit shall be by facsimile, confirmed immediately in an original writing, in the form of an L/C Application, and shall specify in form and detail satisfactory to the Issuing
Lender: (i) the proposed date of issuance of the Letter of Credit (which shall be a Business Day); (ii) the face amount of the Letter of Credit; (iii) the expiry date of the Letter of Credit; (iv) the name and address of the beneficiary thereof; (v) the documents to be presented by the beneficiary of the Letter of Credit in case of any drawing thereunder; (vi) the full text of any certificate to be presented by the beneficiary in case of any drawing thereunder; and (vii) such other matters as the Issuing Lender may require.

          (b) At least two Business Days prior to the issuance of any Letter of Credit, the Issuing Lender will confirm with the Agent (by telephone or in writing) that the Agent has received a copy of the L/C Application or L/C Amendment Application from the Company and, if not, the Issuing Lender will provide the Agent with a copy thereof. Unless the Issuing Lender has received notice on or before the second Business Day immediately preceding the date the Issuing Lender is to issue a requested Letter of Credit from the Agent directing the Issuing Lender not to issue such Letter of Credit because such issuance is not then permitted under subsection 3.1(a) as a result of the limitations set forth in clauses (A) through (C) thereof or subsection 3.1(b)(ii), then, subject to the terms and conditions hereof, the Issuing Lender shall, on the requested date, issue a Letter of Credit for the account of the Company in accordance with the Issuing Lender's usual and customary business practices.

          (c) From time to time while a Letter of Credit is outstanding and prior to the Termination Date, the Issuing Lender will, upon the written request of the Company received by the Issuing Lender (with a copy sent by the Company to the Agent) at least five days (or such shorter time as the Issuing Lender may agree in a particular instance in its sole discretion) prior to the proposed date of amendment, amend any Letter of Credit issued by it. Each such request for amendment of a Letter of Credit shall be made by facsimile, confirmed immediately in an original writing, made in the form of an L/C Amendment Application and shall specify in form and detail satisfactory to the Issuing
Lender:  (i) the Letter of Credit to be amended; (ii) the proposed date of amendment of the Letter of Credit (which shall be a Business Day); (iii) the nature of the proposed amendment; and (iv) such other matters as the Issuing Lender may require. The Issuing Lender shall be
    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999



under no obligation to amend any Letter of Credit if: (v) the Issuing Lender would have no obligation at such time to issue such Letter of Credit in its amended form under the terms of this Agreement; or (vi) the beneficiary of any such Letter of Credit does not accept the proposed amendment to the Letter of Credit. The Agent will promptly notify the Banks of the receipt by it of any L/C Application or L/C Amendment Application.

          (d) The Issuing Lender and the Banks agree that, while a Letter of Credit is outstanding and prior to the Termination Date, at the option of the Company and upon the written request of the Company received by the Issuing Lender (with a copy sent by the Company to the Agent) at least five days (or such shorter time as the Issuing Lender may agree in a particular instance in its sole discretion) prior to the proposed date of notification of renewal, the Issuing Lender shall be entitled to authorize the automatic renewal of any Letter of Credit issued by it. Each such request for renewal of a Letter of Credit shall be made by facsimile, confirmed immediately in an original writing, in the form of an L/C Amendment Application, and shall specify in form and detail satisfactory to the Issuing Lender: (i) the Letter of Credit to be renewed; (ii) the proposed date of notification of renewal of the Letter of Credit (which shall be a Business Day); (iii) the revised expiry date of the Letter of Credit; and (iv) such other matters as the Issuing Lender may require. The Issuing Lender shall be under no obligation so to renew any Letter of Credit if: (v) the Issuing Lender would have no obligation at such time to issue or amend such Letter of Credit in its renewed form under the terms of this Agreement; or (vi) the beneficiary of any such Letter of Credit does not accept the proposed renewal of the Letter of Credit. If any outstanding Letter of Credit shall provide that it shall be automatically renewed unless the beneficiary thereof receives notice from the Issuing Lender that such Letter of Credit shall not be renewed, and if at the time of renewal the Issuing Lender would be entitled to authorize the automatic renewal of such Letter of Credit in accordance with this subsection 3.2(d) upon the request of the Company but the Issuing Lender shall not have received any L/C Amendment Application from the Company with respect to such renewal or other written direction by the Company with respect thereto, the Issuing Lender shall nonetheless be permitted to allow such Letter of Credit to renew, and the Company and the Banks hereby authorize such renewal, and, accordingly, the Issuing Lender shall be deemed to have received an L/C Amendment Application from the Company requesting such renewal.

          (e) The Issuing Lender may, at its election (or as required by the Agent at the direction of the Majority Banks), deliver any notices of termination or other communications to any Letter of Credit beneficiary or transferee, and take any other action as necessary or appropriate, at any time and from time to time, in order to cause the expiry date of such Letter of Credit to be a date not later than the Termination Date.

          (f) This Agreement shall control in the event of any conflict with any L/C Related Document (other than any Letter of Credit).

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999

          (g) The Issuing Lender will also deliver to the Agent, concurrently or promptly following its delivery of a Letter of Credit, or amendment to or renewal of a Letter of Credit, to an advising bank or a beneficiary, a true and complete copy of each such Letter of Credit or amendment to or renewal of a Letter of Credit.

     3.3. Risk Participations, Drawings and Reimbursements.   (a) On and after

the date hereof, the Existing Northern Letters of Credit shall be deemed for purposes hereof, including for purposes of the fees to be collected pursuant to subsections 3.8(a) and 3.8(c), and reimbursement of costs and expenses to the extent provided herein, Letters of Credit outstanding under this Agreement and entitled to the benefits of this Agreement, and shall be governed by the applications and agreements pertaining thereto and by this Agreement. Each Bank shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Issuing Lender on the date hereof a participation in each Existing Northern Letter of Credit and each drawing thereunder in an amount equal to the product of (i) such Bank's Pro Rata Share times (ii) the maximum amount available to be drawn under such Letter of Credit and the amount of such drawing, respectively. For purposes of Section 2.1 and subsection 2.4(a), the Existing Northern Letters of Credit shall be deemed to utilize pro rata the Commitment of each Bank.

     Immediately upon the issuance of each Letter of Credit, each Bank shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Issuing Lender a participation in such Letter of Credit and each drawing thereunder in an amount equal to the product of (i) the Pro Rata Share of such Bank, times (ii) the maximum amount available to be drawn under such Letter of Credit and the amount of such drawing, respectively. For purposes of Section 2.1(a), each issuance of a Letter of Credit shall be deemed to utilize the Commitment of each Bank by an amount equal to the amount of such participation.

          (b) In the event of any request for a drawing under a Letter of Credit by the beneficiary or transferee thereof, the Issuing Lender will promptly notify the Company and the Agent. The Company shall reimburse the Issuing Lender prior to 10:00 a.m. Chicago time, on each date that any amount is paid by the Issuing Lender under any Letter of Credit (or such later time or date as provided in any reimbursement agreement entered in connection with an Existing Northern Letter of Credit) (each such date, an "Honor Date"), in an amount equal to the amount so paid by the Issuing Lender. In the event the Company fails to reimburse the Issuing Lender for the full amount of any drawing under any Letter of Credit by 10:00 a.m., Chicago time, on the Honor Date (or such later time or date as provided in any reimbursement agreement entered in connection with an Existing Northern Letter of Credit), the Issuing Lender will promptly notify the Agent and the Agent will promptly notify each Bank thereof and the Company shall be deemed to have requested Alternate Base Rate Loan(s) be made by the Banks to be disbursed on the Honor Date under such Letter of Credit, subject to the amount of the unutilized portion of the Commitment and subject to the conditions set forth in Section 7. Any notice given by the Issuing Lender or the Agent pursuant to this

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999



subsection 3.3(b) may be oral if immediately confirmed in writing (including by facsimile); provided that the lack of such an immediate confirmation shall not affect the conclusiveness or binding effect of such notice.

          (c) Each Bank shall upon any notice pursuant to subsection 3.3(b) make available to the Agent for the account of the Issuing Lender an amount in Dollars and in immediately available funds equal to its Pro Rata Share of the amount of the drawing, whereupon the participating Banks shall (subject to subsection 3.3(d)) each be deemed to have made a Loan consisting of an Alternate Base Rate Loan to the Company in that amount. If any Bank so notified fails to make available to the Agent for the account of the Issuing Lender the amount of such Bank's Pro Rata Share of the amount of the drawing by no later than 12:00 noon, Chicago time, on the Honor Date, then interest shall accrue on such Bank's obligation to make such payment, from the Honor Date to the date such Bank makes such payment, at a rate per annum equal to the Federal Funds Rate in effect from time to time during such period. The Agent will promptly give notice of the occurrence of the Honor Date, but failure of the Agent to give any such notice on the Honor Date or in sufficient time to enable any Bank to effect such payment on such date shall not relieve such Bank from its obligations under this
Section 3.3(c).

          (d) With respect to any unreimbursed drawing that is not converted into Loans consisting of Alternate Base Rate Loans to the Company in whole or in part, because of the Company's failure to satisfy the conditions set forth in
Section 7.2 or for any other reason, the Company shall be deemed to have incurred from the Issuing Lender an L/C Borrowing in the amount of such drawing, which L/C Borrowing shall be due and payable on demand (together with interest) and shall bear interest at a rate per annum equal to the Alternate Base Rate plus 2% per annum, and each Bank's payment to the Issuing Bank pursuant to subsection 3.3(c) shall be deemed payment in respect of its participation in such L/C Borrowing and shall constitute an L/C Advance from such Bank in satisfaction of its participation obligation under this Section 3.3

          (e) Each Bank's obligation in accordance with this Agreement to make the Loans or L/C Advances, as contemplated by this Section 3.3, as a result of a drawing under a Letter of Credit, shall be absolute and unconditional and without recourse to the Issuing Lender and shall not be affected by any circumstance, including (i) any set-off, counterclaim, recoupment, defense or other right which such Bank may have against the Issuing Lender, the Company or any other Person for any reason whatsoever; (ii) the occurrence or continuance of a Default or an Event of Default or (iii) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing; provided, however, that each Bank's obligation to make Loans under this Section 3.3 is subject to the conditions set forth in Section 7.2.

     3.4. Repayment of Participation. (a) Upon (and only upon) receipt by the Agent for the account of the Issuing Lender of immediately available

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


funds from the Company (i) in reimbursement of any payment made by the Issuing Lender under the Letter of Credit with respect to which any Bank has paid the Agent for the account of the Issuing Lender for such Bank's participation in the Letter of Credit pursuant to Section 3.3(c) or (ii) in payment of interest thereon, the Agent will pay to each Bank, in the same funds as those received by the Agent for the account of the Issuing Lender, the amount of such Bank's Pro Rata Share of such funds, and the Issuing Lender shall receive the amount of the Pro Rata Share of such funds of any Bank that did not so pay the Agent for the account of the Issuing Lender.

          (b) If the Agent or the Issuing Lender is required at any time to return to the Company, or to a trustee, receiver, liquidator, custodian, or any official in any Insolvency Proceeding, any portion of the payments made by the Company to the Agent for the account of the Issuing Lender pursuant to subsection 3.4 in reimbursement of a payment made under the Letter of Credit or interest or fee thereon, each Bank shall, on demand of the Agent, forthwith return to the Agent or the Issuing Lender the amount of its Pro Rata Share of any amounts so returned by the Agent or the Issuing Lender plus interest thereon from the date such demand is made to the date such amounts are returned by such Bank to the Agent or the Issuing Lender, at a rate per annum equal to the Federal Funds Rate in effect from time to time.

     3.5. Role of the Issuing Bank.   (a) Each Bank and the Company agree that,
in paying any drawing under a Letter of Credit, the Issuing Lender shall not have any responsibility to obtain any document (other than any drafts, certificates or other documents expressly required by the Letter of Credit) or to ascertain or inquire as to the validity or accuracy of any such document or the authority of the Person executing or delivering any such document.

          (b) Neither the Agent nor the Issuing Lender or their respective officers, directors, employees or agents, nor any of the respective correspondents, participants or assignees of the Issuing Lender shall be liable to any Bank for: (i) any action taken or omitted in connection herewith at the request or with the approval of the Banks (including the Majority Banks, as applicable); (ii) any action taken or omitted in the absence of gross negligence or willful misconduct; or (iii) the due execution, effectiveness, validity or enforceability of any L/C Related Document.

          (c) The Company hereby assumes all risks of the acts or omissions of any beneficiary or transferee with respect to its use of any Letter of Credit; provided, however, that this assumption is not intended to, and shall not, preclude the Company's pursuing such rights and remedies as it may have against the beneficiary or transferee at law or under any other agreement. Neither the Agent nor the Issuing Lender or their respective officers, directors, employees or agents, nor any of the respective correspondents, participants or assignees of the Issuing Lender, shall be liable or responsible for any of the matters described in clauses (a) through (g) of Section 3.6; provided, however, anything in such clauses to the contrary

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


notwithstanding, that the Company may have a claim against the Issuing Lender, and the Issuing Lender may be liable to the Company, to the extent, but only to the extent, of any direct, as opposed to consequential or exemplary, damages suffered by the Company which the Company proves were caused by the Issuing Lender's willful misconduct or gross negligence or the Issuing Lender's willful failure to pay under any Letter of Credit after the presentation to it by the beneficiary of a sight draft and certificate(s) strictly complying with the terms and conditions of a Letter of Credit. In furtherance and not in limitation of the foregoing: (i) the Issuing Lender may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary; and (ii) the Issuing Lender shall not be responsible for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason.

     3.6. Obligations Absolute.   The obligations of the Company under this
Agreement and any L/C Related Document to reimburse the Issuing Lender for a drawing under a Letter of Credit, and to repay any L/C Borrowing and any drawing under a Letter of Credit converted into Loans, shall be unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement and each such other L/C Related Document under all circumstances, including the following:

          (a) any lack of validity or enforceability of this Agreement or any L/C Related Document;

          (b) any change in the time, manner or place of payment of, or in any other term of, all or any of the obligations of the Company in respect of any Letter of Credit or any other amendment or waiver of or any consent to departure from all or any of the L/C Related Documents;

          (c) the existence of any claim, set-off, defense or other right that the Company may have at any time against any beneficiary or any transferee of any Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting), the Issuing Lender or any other Person, whether in connection with this Agreement, the transactions contemplated hereby or by the L/C Related Documents or any unrelated transaction;

          (d) any draft, demand, certificate or other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect; or any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit;

          (e) any payment by the Issuing Lender under any Letter of Credit against presentation of a draft, certificate or other document that does not

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


strictly comply with the terms of any Letter of Credit; or any payment made by the Issuing Lender under any Letter of Credit to any Person purporting to be a trustee in bankruptcy, debtor-in-possession, assignee for the benefit of creditors, liquidator, receiver or other representative of or successor to any beneficiary or any transferee of any Letter of Credit, including any arising in connection with any Insolvency Proceeding;

          (f) any exchange, release or non-perfection of any collateral, or any release or amendment or waiver of or consent to departure from any other guarantee, for all or any of the obligations of the Company in respect of any Letter of Credit; or

          (g) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing, including any other circumstance that might otherwise constitute a defense available to, or a discharge of, the Company or a guarantor.

     3.7. Cash Collateral Pledge.   Upon (a) the request of the Agent, (i) if
the Issuing Lender has honored any full or partial drawing request on any Letter of Credit and such drawing has resulted in an L/C Borrowing hereunder, or (ii) if, as of the Termination Date or upon an Event of Default which is continuing, any Letters of Credit may for any reason remain outstanding and partially or wholly undrawn, or (b) the occurrence of the circumstances described in subsection 4.2(c) requiring the Company to Cash Collateralize Letters of Credit, then, the Company shall immediately Cash Collateralize the L/C Obligations in an amount equal to such L/C obligations. The Company hereby grants the Agent, for the benefit of the Agent, the Issuing Lender and the Banks, a security interest in all cash and deposit account balances from time to time pledged and delivered to the Agent, on behalf of the Banks, as security for the L/C Obligations. Cash collateral shall be maintained in blocked, non-interest bearing deposit accounts at The Northern Trust Company.

     3.8. Letter of Credit Fees.   (a) The Company shall pay to the Agent for
the account of each of the Banks a letter of credit fee with respect to each Letter of Credit equal to, in the case of standby letters of credit, .75% and, in the case of trade letters of credit, the percentage from time to time communicated to the Company by the Agent times the average daily maximum amount available to be drawn on such Letter of Credit, computed on a quarterly basis in arrears on the last Business Day of each calendar quarter upon each Letter of Credit outstanding for that quarter as calculated by the Agent. Such letter of credit fees shall be due and payable quarterly in arrears on the Quarterly Dates during which Letters of Credit are outstanding, commencing on the first such Quarterly Date to occur after the issuance date, through the Termination Date (or such later date upon which the outstanding Letters of Credit shall expire), with the final payment to be made on the Termination Date (or such later expiration date).

          (b)  (Reserved.)



    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


          (c) The Company shall pay to the Issuing Lender from time to time on demand the normal issuance, presentation, amendment, evergreen, drawing and other processing fees, and other standard costs and charges, of the Issuing Lender relating to letters of credit as from time to time in effect.

     3.9. Uniform Customs and Practice.   The Uniform Customs and Practice for
Documentary Credits as published by the International Chamber of Commerce most recently at the time of issuance of any Letter of Credit shall (unless otherwise expressly provided in the Letters of Credit) apply to the Letters of Credit.

     Section 4.     Payments of Principal and Interest.

     4.1. Repayment of Loans.   The Company unconditionally promises to pay to
the Agent for the account of each Bank the principal of such Bank's Loans on the Termination Date.

     4.2  Prepayments of Loans.

          (a) The Company shall have no right to prepay any principal amount of any Alternate Base Rate Loans, Fed Funds Loans or Eurodollar Loans other than as provided in subsection (b) below.

          (b) The Company may, upon the giving of such notice as is specified in Section 5.5 hereof, and if such notice is given the Company shall, prepay the outstanding principal amounts of the Alternate Base Rate Loans, Fed Funds Loans or Eurodollar Loans in whole or ratably (in accordance with the outstanding principal amounts of Loans of such type then held by the Banks) in part, together with accrued interest to the date of such prepayment on the principal amount prepaid; provided, however, (i) partial prepayment shall be in an aggregate principal amount not less than that specified in Section 5.4 and (ii) Eurodollar Loans prepaid on a day other than the last day of an Interest Period therefor shall be subject to Section 6.5.

          (c) If on any date the amount of L/C Obligations exceeds the L/C Commitment or an Event of Default occurs and is continuing, the Company shall Cash Collateralize on such date the outstanding Letters of Credit in an amount equal to the excess of the maximum amount then available to be drawn under the Letters of Credit over the L/C Commitment. Subject to Section 6.5, if on any date after giving effect to any Cash Collateralization made on such date pursuant to the preceding sentence, the amount of all Loans then outstanding plus the amount of all L/C Obligations exceeds the Commitments less all L/C Obligations, the Company shall immediately, and without notice or demand, prepay the outstanding principal amount of the Loans and L/C Advances by an amount equal to the applicable excess.

     4.3. Interest.

          (a) The Company promises to pay to the Agent for the account of each Bank interest on the unpaid principal amount of each Loan made by such

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


Bank for the period from and including the date of such Loan to but excluding the date such Loan shall be paid in full, (i) while such Loan is an Alternate Base Rate Loan, at a rate per annum equal to the Alternate Base Rate (as in effect from time to time); (ii) while such Loan is a Eurodollar Loan, for each Interest Period relating thereto, at a rate per annum equal to the LIBOR Rate for such Loan for such Interest Period plus 50 basis points per annum; and (ii) while such Loan is a Fed Funds Loan, at a rate per annum equal to the Fed Funds Rate (as in effect from time to time) plus 75 basis points per annum.

          (b) Notwithstanding the foregoing, the Company will pay to the Agent for the account of each Bank interest at the Post-Default Rate on any principal of any Loan made by such Bank, and (to the fullest extent permitted by law) on any interest, any L/C Obligation or other amount payable by the Company hereunder, under the Note held by such Bank or any L/C Related Documents which shall not be paid in full when due (whether at stated maturity, by acceleration or otherwise), for each day during the period from and including the due date thereof to but excluding the date the same is paid in full.

          (c) Accrued interest shall be payable (i) in the case of an Alternate Base Rate Loan or Fed Funds Loan, quarterly on the Quarterly Dates, (ii) in the case of a Eurodollar Loan, on the last day of each Interest Period therefor and
(iii) in the case of any Alternate Base Rate Loan, Fed Funds Loan or Eurodollar Loan, upon the payment or prepayment thereof or the Conversion of such Loan to a Loan of another type (but only on the principal amount so paid, prepaid or Converted), except that interest payable at the Post-Default Rate shall be payable from time to time on demand and interest on any Eurodollar Loan that is Converted into an Alternate Base Rate Loan or Fed Funds Loan pursuant to Section
6.4 hereof shall be payable on the date of Conversion (but only to the extent so Converted).

          (d) Promptly after the determination of any interest rate provided for herein or any change therein, the Agent shall give notice thereof to the Banks and the Company.

     Section 5.     Payments; Pro Rata Treatment; Computations; Etc..

     5.1. Payments.

          (a) Except to the extent otherwise provided herein, all payments of principal, interest, fees and other amounts to be made by the Company under this Agreement, the Notes or L/C Related Documents shall be made in Dollars, in immediately available funds, without deduction, set-off or counterclaim, to the Agent at such account as it may specify, not later than 1:00 p.m., Chicago time, on the date on which such payment shall become due. The failure of the Company to make any such payment by such time shall not constitute a Default hereunder, provided that such payment is received by the Agent in immediately available funds by 4:00 p.m., Chicago time, on such due date, but any such payment after 1:00 p.m., Chicago time, on such due date

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999



shall be deemed to have been made on the next Business Day for the purpose of calculating interest on amounts outstanding on the Loans or L/C Obligations.

          (b) The Agent may (but shall not be obligated to) debit the amount of any payment which is required to be made by the Company under this Agreement, any Note, any L/C Related Document or any other document delivered in connection herewith to any ordinary deposit account of the Company with the Agent on or after the due date of such payment.

          (c) Each payment received by the Agent under this Agreement, any Note or any L/C Related Document for the account of a Bank shall be paid promptly to such Bank, in immediately available funds, for the account of such Bank's Applicable Lending Office for the Loan or L/C Obligation in respect of which such payment is made.

     5.2. Pro Rata Treatment.

          Except to the extent otherwise provided herein: (a) each Borrowing from the Banks under Section 2.1 hereof shall be made from the Banks, each payment of non-use fees under Section 2.4(a) hereof shall be made for the account of the Banks, and each termination or reduction of the amount of the Commitments under Section 2.3 hereof shall be applied to the Commitments of the Banks, pro rata according to the amount of such Commitments; (b) the making, Conversion and Continuation of Loans of a particular type (other than Conversions provided for by Section 6.4 hereof) shall be made pro rata among the Banks according to the amount of the Commitments, and the then current Interest Period for each Loan of such type shall be coterminous; (c) each payment or prepayment of principal of Loans by the Company shall be made for the account of the Banks pro rata in accordance with the respective unpaid principal amounts of the Loans of the relevant type held by the Banks; and (d) each payment of interest on Loans by the Company shall be made for the account of the Banks pro rata in accordance with the amounts of interest due and payable to the respective Banks with respect to Loans of the relevant type.

     5.3. Computations.   Interest on Eurodollar Loans, Alternate Base Rate
Loans, Fed Funds Loans, non-use fees and any other fees shall be computed on the basis of a year of 360 days for the actual number of days elapsed (including the first day but excluding the last day) occurring in the period for which such interest or fees are payable. Each determination by the Agent of an interest rate hereunder shall be conclusive and binding for all purposes, absent manifest error.

     5.4. Minimum Amounts.   Except for Conversions or prepayments made pursuant
to Section 6.4 hereof, each Borrowing, Conversion and prepayment (other than prepayment in full) of principal of Loans shall be in an amount at least equal to $500,000 or increments of $50,000 in excess thereof. Anything in this Agreement to the contrary notwithstanding, the aggregate principal amount of Eurodollar Loans having the same Interest Period shall be

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999

at least equal to $500,000 and, if any Eurodollar Loans would otherwise be in a lesser principal amount for any period, such Loans shall be Alternate Base Rate Loans during such period.

     5.5. Certain Notices.

          (a) Notices by the Company to the Agent of terminations or reductions of Commitments, of Borrowings, Conversions, Continuations and prepayments of Loans, of the type of Loans and of the duration of Interest Periods shall be irrevocable and shall be effective only if received by the Agent not later than 10:00 a.m., Chicago time, on the number of Business Days prior to the date of the relevant termination, reduction, Borrowing, Conversion, Continuation or prepayment or the first day of such Interest Period specified below:

                                                       Number of
                                                       Business
                    Notice                             Days Prior

               Termination or
               reduction of Commitments                    5

               Borrowing or repayment of,
               or Conversions into,
               Alternate Base Rate Loans or Fed            0
               Funds Loans

               Borrowing or repayment of,
               Conversions into, Continuations
               as, or duration of Interest
               Period for, Eurodollar Loans                3


          (b) Each such notice of termination or reduction shall specify the amount of the Commitments to be terminated or reduced. Each such notice of Borrowing (which shall be in substantially the form of Exhibit B hereto), Conversion or Continuation (which shall be in substantially the form of Exhibit C hereto), or prepayment shall specify the Loans to be borrowed, Converted, Continued or prepaid and the amount (subject to Section 5.4 hereof) and type of the Loans to be borrowed, Converted, Continued or prepaid and the date of Borrowing, Conversion, Continuation or prepayment (which shall be a Business
Day). Each such notice of the duration of an Interest Period shall specify the Loans to which such Interest Period is to relate. The Agent shall promptly notify the Banks of the contents of each such notice.

          (c) In the event that the Company fails to select the type of Loan, or the duration of any Interest Period for any Eurodollar Loan within the time period and otherwise as provided in this Section 5.5, such Loan (if outstanding as a Eurodollar Loan) will be automatically Converted into an Alternate Base Rate Loan on the last day of the then current Interest Period

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999

for such Loan or (if outstanding as an Alternate Base Rate Loan or Fed Funds
Loan) will remain as such type of Loan, or (if not then outstanding) will be made as, an Alternate Base Rate Loan.

     5.6. Non-Receipt of Funds by the Agent.   Unless the Agent shall have been
notified by a Bank or the Company (the "Payor") prior to the time by which the Payor is scheduled to make a payment hereunder or any L/C Related Document to the Agent (a "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Agent, the Agent may assume that the Required Payment has been made and may in reliance upon such assumption (but shall not be required to) make the amount thereof available to the intended recipient(s) on such date and, except as otherwise expressly provided herein, if the Payor has not in fact made the Required Payment to the Agent, the recipient(s) of such payment shall, on demand, repay to the Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date such amount was so made available by the Agent until the date the Agent recovers such amount at a rate per annum equal to (a) in the case of the Company, the Alternate Base Rate for such period or (b) in the case of a Bank, the Fed Funds Rate for such period; and if such recipient(s) shall fail promptly to make such payment, the Agent shall be entitled to recover such amount, on demand, from the Payor, together with interest as aforesaid at (c) in the case of the Company, the Alternate Base Rate, or (d) in the case of a Bank, the Fed Funds Rate.

     5.7. Set-off and Sharing of Payments, Etc..

          (a) The Company agrees that in addition to any right of set-off, banker's lien or counterclaim a Bank may otherwise have, each Bank shall be entitled to offset balances and other claims of the Company at any of such Bank's or its Affiliate's offices, in Dollars or in any other currency, against any amount payable to such Bank hereunder, any L/C Related Document or under any other document delivered in connection herewith or therewith which is not paid when due (regardless of whether such balances and other claims are then due).

          (b) If any Bank shall obtain payment of any principal of or interest on any Loan or any L/C Obligation through the exercise of any right of set-off, banker's lien or counterclaim or similar right or otherwise and, as a result of such payment, such Bank shall have received a greater percentage of the principal or interest then due hereunder or any L/C Obligation by the Company to such Bank than the percentage received by any other Banks, it shall promptly purchase from such other Banks participations in the Loans made by such other Banks or subparticipations in the L/C Obligations of such other Banks in such amounts, and make such other adjustments from time to time as shall be equitable, to the end that all the Banks shall share the benefit of such excess payment pro rata in accordance with the unpaid principal and/or interest on the Loans and L/C Obligations held by each of the Banks. To such end all the Banks shall make appropriate adjustments among themselves (by the resale of participations or

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999

subparticipations sold or otherwise) if such payment is rescinded or must otherwise be restored.

          (c) The Company agrees that any Bank so purchasing a participation or subparticipation may exercise all rights of set-off, banker's lien, counterclaim or similar rights it may otherwise have with respect to such participation or subparticipation as fully as if such Bank were a direct holder of Loans or L/C Obligations in the amount of such participation.

          (d) Nothing contained herein shall require any Bank to exercise any such right or shall affect the right of any Bank to exercise, and retain the benefits of exercising, any such right with respect to any other Indebtedness or obligation of the Company.

     Section 6.     Yield, Capital Maintenance and Taxes Provisions.

     6.1. Additional Costs.

          (a) The Company shall pay directly to each Bank from time to time such amounts as such Bank may determine to be necessary to compensate it for any costs which such Bank determines are attributable to its making or maintaining of any Eurodollar Loans or participating in any Letter of Credit or its obligation to make any Eurodollar Loans hereunder or to participate in any Letter of Credit, or any reduction in any amount receivable by such Bank hereunder in respect of any of such Loans or such obligation or in the case of the Issuing Lender, any increase in the cost to the Issuing Lender of agreeing to issue, issuing or maintaining any Letter of Credit or agreeing to make or making, funding or maintaining any unpaid drawing under any Letter of Credit (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), resulting from any Regulatory Change which:

               (i) changes the basis of taxation of any amounts payable to such Bank or the Issuing Lender under this Agreement or its Note in respect of any of such Loans or under any L/C Related Document in respect of its L/C Obligations (other than taxes on the overall net income of such Bank or the Issuing Lender or its Applicable Lending Office imposed by the jurisdiction in which the Issuing Lender or such Bank has its principal office or such Applicable Lending Office);

               (ii) imposes or modifies any reserve, special deposit or similar requirements (other than the Reserve Requirement utilized in the determination of the LIBOR Rate for such
          Loan) relating to any extensions of credit (including extensions under this Agreement and the Notes) or other assets of, or any deposits with or other liabilities of, such Bank or the Issuing Lender or any Commitment of such Bank or the Issuing Lender; or

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


          (iii) imposes any other condition affecting this Agreement, its Note (or any of such extensions of credit or liabilities), any L/C Related Document or Commitment.

     (b) Without limiting the effect of the provisions of subsection 6.1(a) hereof, the obligation of any Bank to make or Continue, or to Convert Alternate Base Rate Loans or Fed Funds Loans into Eurodollar Loans hereunder shall be suspended upon notice to the Company (with a copy to the Agent) until any Regulatory Change ceases to be in effect (in which case the provisions of Section 6.4 hereof shall be applicable), in the event that, by reason of such Regulatory Change, such Bank either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Bank which includes deposits by reference to which the interest rate on Eurodollar Loans is determined or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold.

     (c)  Without limiting the effect of the foregoing provisions of this
Section 6.1 (but without duplication), if any Bank or the Issuing Lender determines that compliance with any change in any law or regulation or any guideline or request from any central bank or other governmental authority (whether or not having the force of law) affects or would affect the amount of capital required or expected to be maintained by such Bank or the Issuing Lender or any Person controlling such Bank or the Issuing Lender and that the amount of such capital is increased by or based upon the existence of such Bank's Commitment to lend hereunder or issue or participate in Letters of Credit and other commitments of this type or any Loan or L/C Obligation, then, upon demand by such Bank or the Issuing Lender (with a copy of such demand to the Agent), the Company shall immediately pay to the Agent for the account of such Bank, from time to time as specified by such Bank or the Issuing Lender, additional amounts sufficient to compensate such Bank or the Issuing Lender or such Person in the light of such circumstances, to the extent that such Bank or the Issuing Lender determines such increase in capital to be allocable to the existence of such Bank's Commitment to lend, issue or participate in Letters of Credit or Loans or L/C Obligations hereunder.

     (d) Each Bank will notify the Company of any event occurring after the date of this Agreement that will entitle such Bank to compensation under subsections (a) or (c) of this Section 6.1 as promptly as practicable. Each Bank will furnish to the Company a certificate setting forth the basis and amount of each request by such Bank for compensation under subsections (a) or
(c) of this Section 6.1, which certificate shall be conclusive and binding on the Company in the absence of manifest error. Determinations and allocations by any Bank for purposes of this Section 6.1 of the effect of any Regulatory Change, law, regulation, guideline or request of any central bank or other monetary authority shall be presumptively correct and binding on the Company absent manifest error.



    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


     (e) If the Company shall be required to make any payment or reimbursement or to compensate any Bank under this Section 6.1, so long as no Default has occurred and is continuing, the Company shall be free at any time within 180 days after the receipt of the certificate of the affected Bank, (i) to terminate the affected Bank's Commitment and the affected Bank's entitlement to the fees accruing after such termination and to prepay the Loans and PEDFA Loans of such Bank in full together with accrued and unpaid interest on the amount thereof and all other amounts payable hereunder and Cash Collateralize such Bank's Pro Rata Share of the L/C Obligations, (ii) to prepay the affected portion of any Loan in full, together with accrued and unpaid interest on the amount thereof and pay all other amounts payable hereunder through the date of such prepayment or (iii) to replace any such Bank with another bank reasonably acceptable to the Agent. Upon any exercise of the rights described in clause (i), (ii) or (iii), above, the company shall pay such affected Bank all amounts payable pursuant to Section
6.5 with respect to the cost of funds and subsection (a) or (c) of this Section
6.1 in order to compensate such affected Bank for Additional Costs or increases in capital with respect to the period prior to termination, prepayment or replacement, as the case may be.

     6.2. Limitation on Types of Loans.   Anything herein to the contrary
notwithstanding, if, on or prior to the determination of any LIBOR Base Rate for any Interest Period:

          (a) the Agent determines (which determination shall be conclusive) that quotations of interest rates for the relevant deposits referred to in the definition of "LIBOR Base Rate" are not being provided in the relevant amounts or for the relevant maturities for purposes of determining rates of interest for Eurodollar Loans as provided herein; or

          (b) the Majority Banks determine (which determination shall be conclusive) and notify the Agent that the relevant rates of interest referred to in the definition of "LIBOR Base Rate" upon the basis of which the rate of interest for Eurodollar Loans for such Interest Period is to be determined are not likely adequately to cover the cost to such Banks of making or maintaining such type of Loans for such Interest Period;

then the Agent shall give the Company and each Bank prompt notice thereof, and so long as such condition remains in effect, the Banks shall be under no obligation to make or Continue Eurodollar Loans or to Convert Alternate Base Rate Loans or Fed Funds Loans into Eurodollar Loans and the Company shall, on the last day(s) of the then current Interest Period(s) for the outstanding Eurodollar Loans, either prepay such Loans or Convert such Loans into Alternate Base Rate Loans in accordance with Section 2.8 hereof.

     6.3. Illegality.   Notwithstanding any other provision of this Agreement,
in the event that it becomes unlawful for any Bank or its Applicable Lending Office to honor its obligation to make or maintain Eurodollar Loans hereunder, then such Bank shall promptly notify the Company thereof (with a copy to the Agent) and such Bank's obligation to make or

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


Continue, or to Convert Alternate Base Rate Loans or Fed Funds Loans into Eurodollar Loans shall be suspended until such time as such Bank may again make and maintain Eurodollar Loans (in which case the provisions of Section 6.4 hereof shall be applicable).

     6.4. Treatment of Affected Loans.

          (a) If the obligation of any Bank to make or Continue, or to Convert Alternate Base Rate Loans or Fed Funds Loans into Eurodollar Loans is suspended pursuant to Sections 6.1, 6.2 or 6.3 hereof, such Bank's Eurodollar Loans shall be automatically Converted into Alternate Base Rate Loans on the last day(s) of the then current Interest Period(s) for the Eurodollar Loans (or, in the case of a Conversion required by Section 6.3 hereof, on such earlier date as such Bank may specify to the Company with a copy to the Agent) and, unless and until such Bank gives notice as provided below that the circumstances specified in Section 6.1, 6.2 or 6.3 hereof which gave rise to such Conversion no longer exist:

               (i) to the extent that such Bank's Eurodollar Loans have been so Converted, all payments and prepayments of principal which would otherwise be applied to such Bank's Eurodollar Loans shall be applied instead to its Alternate Base Rate Loans; and

               (ii) all Loans which would otherwise be made or Continued by such Bank as Eurodollar Loans shall be made or Continued instead as Alternate Base Rate Loans and all Loans of such Bank which would otherwise be Converted into Eurodollar Loans shall remain as Alternate Base Rate Loans.

          (b) If such Bank gives notice to the Company (with a copy to the Agent) that the circumstances specified in Section 6.1, 6.2 or 6.3 hereof which gave rise to the Conversion of such Bank's Eurodollar Loans pursuant to this
Section 6.4 no longer exist (which such Bank agrees to do promptly upon such circumstances ceasing to exist) at a time when Eurodollar Loans are outstanding, such Bank's Alternate Base Rate Loans shall be automatically Converted, on the first day(s) of the next succeeding Interest Period(s) for such outstanding Eurodollar Loans to the extent necessary so that, after giving effect thereto, all Eurodollar Loans are held pro rata (as to principal amounts, types and Interest Periods) in accordance with the Commitments.

     6.5. Compensation.

          (a) The Company shall pay to the Agent for the account of each Bank, upon the immediately following Quarterly Date after the request of such Bank through the Agent, such amount or amounts as shall be sufficient to compensate it for any loss, cost or expense which such Bank determines are attributable to
(i) any payment, prepayment or Conversion of a Eurodollar

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


Loan made by such Bank for any reason (including, without limitation, the acceleration of the Loans pursuant to Section 10 hereof or a prepayment pursuant to Section 4.2 hereof) on a date other than the last day of the Interest Period for such Loan; or (ii) any failure by the Company for any reason (including, without limitation, the failure of any of the conditions precedent specified in
Section 7 hereof to be satisfied) to borrow a Eurodollar Loan from such Bank on the date for such Borrowing specified in the relevant notice of Borrowing given pursuant to Section 2.2 hereof but excluding any such failure that results from the failure or refusal of a Bank to make such Loan if all of the conditions precedent specified in Section 7 shall have been satisfied in respect thereof.

          (b) Without limiting the effect of Section 6.5(a), such compensation shall include an amount equal to the excess, if any, of (i) the amount of interest which otherwise would have accrued on the principal amount so paid, prepaid or Converted or not borrowed for the period from the date of such payment, prepayment, Conversion or failure to borrow to the last day of the then current Interest Period for such Loan (or, in the case of a failure to borrow, the Interest Period for such Loan which would have commenced on the date specified for such Borrowing) at the applicable rate of interest for such Loan over (ii) the interest component of the amount such Bank would have bid in the London interbank market for Dollar deposits of leading banks in amounts comparable to such principal amount and with maturities comparable to such period (as reasonably determined by such Bank) plus its margin or spread.

     6.6. Responsibility of Affected Bank.   Upon the occurrence of any change
in circumstances pursuant to Sections 6.1, 6.2 or 6.3 and subject to the provisions of such Sections, the Bank affected by such change shall use its reasonable efforts to conduct a review of alternative reasonable courses of action which may mitigate or eliminate the increased cost to the Bank of making, funding or maintaining any Loan made by it and its obligations in respect of its Commitment hereunder or issuing or participating in any Letter of Credit and shall engage in any such alternative course of action which is considered reasonable under the circumstances as they shall exist at such time; provided that such alternative course of action will not result in any increased costs or reduction of the amount of any payment receivable hereunder by such Bank, cause such Bank, in its good faith judgment, to violate one or more of its policies in order to avoid such increased cost or reduction or otherwise materially adversely affect such Loan, issuance or participation in such Letter of Credit or such Bank.

     6.7. Taxes.

          (a) All payments by the Company hereunder, under any L/C Related Document or under the Notes shall be made free and clear of and without deduction or withholding (except for a Bank not complying with Section 7.3) for or on account of all present or future taxes, deductions or withholdings, excluding, in the case of each Bank (or its Applicable Lending Office) and the Agent, taxes imposed on its income, and franchise taxes imposed on it, by
    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


the jurisdiction under the laws of which such Bank (or its Applicable Lending Office) or the Agent is organized or any political subdivision thereof (all such non-excluded taxes, deductions and withholdings being hereinafter referred to as "Taxes"). If the Company shall be required by law to deduct any Taxes from any amount payable hereunder, under any L/C Obligations or under any Note, (i) the amount payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional amounts payable under this Section 6.7) the payee receives an amount equal to the amount it would have received had no such deductions been made and (ii) the Company shall pay the full amount deducted to the relevant authority in accordance with applicable law. The Company shall have no obligation to gross up payments under this Section 6.7 to any Bank failing to comply with Section 7.3.

          (b) In addition, the Company agrees to pay any present or future stamp, documentary, excise or property taxes, charges or similar levies which arise from any payment made hereunder, under the Notes, under the L/C Obligations or from the execution, delivery or registration of, or otherwise with respect to, this Agreement, the Notes or the L/C Obligations (hereinafter referred to as "Other Taxes").

          (c) The Company will indemnify each Bank and the Agent for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section 6.7) paid by such Bank or the Agent. This indemnification shall be made within thirty (30) days from the date such Bank or the Agent (as the case may be) makes written demand therefor.

          (d) Within thirty (30) days after the date of any payment of Taxes, the Company will furnish to the Agent the original or a certified copy of a receipt evidencing payment thereof.

          (e) Without prejudice to the survival of any other agreement of the Company hereunder, the agreements and obligations of the Company contained in this Section 6.7 shall survive the payment in full of principal and interest hereunder and under the Notes and under any L/C Obligations.

     Section 7.     Conditions Precedent.

     7.1. Initial Loan.   The obligation of each Bank to make its initial Loan
and the Issuing Lender to issue its Letter of Credit hereunder is subject to the receipt by the Agent of the following documents, each of which shall be satisfactory to the Agent in form and substance:

          (a)  The Agreement.  This Agreement duly completed any executed.

          (b) Corporate Action. Certified copies of the articles of incorporation and by-laws of the Company and all corporate action taken by the Company approving this Agreement, the Notes, the L/C Related Documents and borrowing by the Company hereunder (including a certificate of the

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


secretary or assistant secretary of the Company setting forth the resolutions of the Board of Directors of the Company adopted in respect of the transactions contemplated hereby and thereby).

          (c) Incumbency. A certificate of the secretary or assistant secretary of the Company naming and setting forth the specimen signature of each of the officers and Authorized Officers of the Company (i) who is authorized to sign on its behalf this Agreement, the Notes, the L/C Related Documents and (ii) who will, until replaced by another officer or officers duly authorized for that purpose, act as its representative for the purposes of signing documents and giving notices and other communications in connection with this Agreement and the transactions contemplated hereby or thereby.

          (d) Officer's Certificate. A certificate of the chief financial officer of the Company to the effect set forth in the first sentence of Section
7.2 hereof.

          (e) Opinion of Counsel to the Company. An opinion of McBride, Baker & Coles, counsel to the Company, substantially in the form of Exhibit D hereto.

          (f)  Notes.  The Notes, duly completed and executed.

          (g) Lien Searches. Satisfactory Lien search results conducted against the Company and its Subsidiaries.

          (h)  Evidence of Insurance.  Evidence of insurance as described in
Section 9.4.

          (i) PEDFA Loans. A participation agreement in form and substance satisfactory to the parties thereto, pursuant to which the Northern agrees to sell and each Bank agrees to purchase a participation interest in the PEDFA Loans.

          (j) Amendment to PEDFA Reimbursement Agreement. An amendment to the PEDFA Reimbursement Agreement reasonably satisfactory to the Northern.

          (k) Consent. A consent to the amendment to the PEDFA Reimbursement Agreement from PNC Bank.

          (l) Other Documents. Such other documents as the Agent or any Bank may reasonable request.

     7.2. Initial and Subsequent Loans and Letters of Credit.   The obligations
of the Banks to make any Loan (including the initial Loan but other than Loans which would not increase the aggregate Dollar amount of Loans outstanding) and the obligation of the Issuing Lender to issue or amend any Letter of Credit are subject to the further conditions precedent that, both immediately prior to such Loan or issuance or amendment of the Letter of

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


Credit and also after giving effect thereto: (a) no Default shall have occurred and be continuing; (b) the representations and warranties in Section 8 hereof or in any L/C Related Document shall be true and correct on and as of the date of the making of such Loans or issuance of the Letter of Credit with the same force and effect as if made on and as of such date except to the extent such representations and warranties state that they relate solely to a specified date; and (c) the Agent and the Issuing Lender shall have received an L/C Application or L/C Amendment Application, as required by Section 3. Each notice of Borrowing by the Company hereunder or request for a Letter of Credit or amendment thereto shall constitute a certification by the Company to the effect set forth in the preceding sentence.

     7.3. Withholding Tax Exemption.   At least five (5) Business Days prior to
the first date on which interest or fees are payable hereunder or under any L/C Related Documents for the account of any Bank, each Bank that is not incorporated under the laws of the United States of America, or a state thereof, agrees that it will deliver to each of the Company and the Agent two duly completed copies of the United States Internal Revenue Service From 1001 or 4224, certifying in either case that such Bank is entitled to receive payments under this Agreement, the Notes or any L/C Related Document without deduction or withholding of any United States federal income taxes. Each Bank which so delivers a Form 1001 or 4224 further undertakes to deliver to each of the Company and the Agent two additional copies of such form (or a successor form) on or before the date that such form expires (currently, three successive calendar years for Form 1001 and one calendar year for Form 4224) or becomes obsolete or after the occurrence of any event requiring a change in the most recent forms so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Bank or the Agent, in each case certifying that such Bank is entitled to receive payments under this Agreement, the Notes or any L/C Related Documents without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Bank from duly completing and delivering any such form with respect to it and such Bank advises the Company and the Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

     Section 8.     Representations and Warranties.

     The Company represents and warrants to the Banks that:

     8.1. Corporate Existence and Related Matters.   Each of the Company and its
Subsidiaries: (a) in the case of corporate Subsidiaries, is a corporation duly organized and validly existing under the laws of the jurisdiction of its incorporation; (b) in the case of non-corporate Subsidiaries, are entities duly organized, validly existing and in good standing under the laws of the jurisdiction of their respective organization; (c) has all requisite power, and has all material governmental licenses,

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


authorizations, consents and approvals, necessary to own its assets and carry on its business as now being or as proposed to be conducted; and (d) is qualified to do business in each jurisdiction where, because of the value of its respective activities or properties, such qualification is required.

     8.2. Financial Condition.

          (a) The consolidated balance sheet of the Company and its Subsidiaries as at December 31, 1998 and the related consolidated statements of income, stockholders' equity and cash flows of the Company and its Subsidiaries for the fiscal year ended on said date, with the opinion thereon (in the case of said consolidated balance sheet and statements) of Ernst & Young, heretofore furnished to each of the Banks, have been prepared in conformity with GAAP applied on basis consistent with the preceding fiscal year and fairly present in all material respects the consolidated financial position of the Company and its Subsidiaries as at said date, and the consolidated results of their operations for the fiscal year ended on said date in accordance with GAAP.

          (b) Neither the Company nor any of its Subsidiaries had on said date any material contingent liabilities, liabilities for taxes, unusual forward or long-term commitments, or unrealized or anticipated losses from any unfavorable commitments, except as referred to or reflected or provided for in said balance sheets or the notes thereto as at said dates.

          (c) Since December 31, 1998, there has been no material adverse change in the consolidated financial condition, operations, business or prospects taken as a whole of the Company and its Subsidiaries from that set forth in said financial statements as at said date.

     8.3. Litigation.   Except as disclosed on Schedule 8.3, there are no legal
or arbitral proceedings or any proceedings by or before any governmental or regulatory authority or agency, now pending or (to the knowledge of the Company) threatened against the Company or any of its Subsidiaries which would have a material adverse effect on (i) the consolidated financial condition, operations, business or prospects taken as a whole of the Company and its Subsidiaries or
(ii) the ability of the Company to perform its respective obligations under this Agreement, the Notes or the L/C Related Documents.

     8.4. No Breach.   The execution, delivery and performance by the Company of
this Agreement, the Notes or the L/C Related Documents to which it is a party will not conflict with or result in a breach of, or cause the creation of a Lien

(other than as contemplated by the L/C Related Documents) or require any consent under, the articles of incorporation or by-laws of the Company or any applicable law or regulation, or any order, injunction or decree of any court or governmental authority or agency, or any agreement or instrument to which the Company or any of its Subsidiaries is a party or by which any of them is bound.


    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


     8.5. Corporate Power and Action; Binding Effect.   The Company has all
necessary corporate power and authority to execute, deliver and perform its respective obligations under this Agreement, the Notes and the L/C Related Documents; the execution, delivery and performance by the Company of this Agreement, the Notes and the L/C Related Documents have been duly authorized by all necessary corporate action on its part; and this Agreement and the L/C Related Documents have been duly and validly executed and delivered by the Company, and constitute, and each of the Notes when executed and delivered for value will constitute, legal, valid and binding obligations, enforceable in accordance with its terms.

     8.6. Approvals.   No authorizations, approvals or consents of, and no
filings or registrations with, any governmental or regulatory authority or agency are necessary for the execution, delivery or performance by the Company of this Agreement, the Notes or the L/C Related Documents or for the validity or enforceability thereof.

     8.7. Margin Stock. Neither the Company nor any of its Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of buying or carrying Margin Stock and no part of the proceeds of any Loan hereunder will be used to buy or carry any Margin Stock.

     8.8. ERISA.

          (a) The Company and the ERISA Affiliates and the plan administrator of each Plan have fulfilled in all material respects their respective obligations under ERISA and the Code with respect to each Plan and each Plan complies in all material respects with all applicable statutes and governmental rules and regulations.

          (b) With respect to each Plan, there has been no (i) "reportable event" within the meaning of Section 4043 of ERISA and the regulations thereunder which is not subject to the provision for waiver of the 30-day notice requirement to the PBGC; (ii) failure to make or properly accrue any contribution which is due to any Plan; (iii) action under Section 4041 of ERISA to terminate any Pension Plan; (iv) withdrawal from any Pension Plan with two or more contributing sponsors or the termination of any such Pension Plan resulting in liability pursuant to Section 4063 or 4064 of ERISA; (v) institution by the PBGC of proceedings to terminate any Pension Plan, or the occurrence of any event or condition which might constitute grounds under ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan;
(vi) the imposition of liability pursuant to Section 4062(e), 4069 or 4212 of ERISA; (vii) complete or partial withdrawal (within the meaning of Sections 4203 and 4205 of ERISA) from any Pension Plan which is a Multiemployer Plan that it is in reorganization or insolvency pursuant to Sections 4241 or 4245 of ERISA, or that it intends to terminate or has terminated under Sections 4041A or 4042 of ERISA; (viii) prohibited transaction described in Section 406 of ERISA or 4975 of the Code which could give rise to the imposition of any material fines, penalties, taxes or

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999

related charges; (xi) assertion of a material claim (other than routine claims for benefits) against any Plan (other than a Multiemployer Plan) which could reasonably be expected to be successful; (x) receipt from the Internal Revenue Service of notice of the failure of any Plan to qualify under Section 401(a) of the Code, or the failure of any trust forming part of any Plan to qualify for exemption from taxation under Section 501(a) of the Code, if applicable; or (xi) imposition of a lien pursuant to Section 401(a)(29) or 412(n) of the Code or
Section 302(f) of ERISA.

     8.9. Taxes. United States federal income tax returns of the Company and the Subsidiaries have been examined and closed through the fiscal year of the Company ended December 31, 1994. The Company and its Subsidiaries have filed all United States federal income tax returns and all other tax returns which are required to be filed by them and have paid all taxes due pursuant to such returns or pursuant to any assessment received by the Company or any of its Subsidiaries. The charges, accruals and reserves on the books of the Company and its Subsidiaries in respect of taxes and other governmental charges are, in the opinion of the Company, adequate in all material respects.

     8.10.Investment Company Act; Public Utility Holding Company Act. The Company is not an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended. The Company is not a "holding company" or a "subsidiary holding company" of a "holding company" or an "affiliate" of a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     8.11. Credit Agreements. As of the date hereof, Schedule 3 hereto is a complete and correct list of each credit, loan or purchase agreement, Guarantee or other arrangement providing for any Indebtedness or any extension of credit to, or Guarantee by, the Company or any of its Subsidiaries, and the aggregate principal or face amount outstanding or which may become outstanding under each such arrangement is correctly described in said Schedule 3. The agreements, if any, identified on Schedule 3 under the caption "Refinanced Indebtedness Agreements" will be terminated upon repayment of the Indebtedness thereunder with the proceeds of the Loans.

     8.12.     Environmental Laws.

          (a) Except as set forth on Schedule 8.12, the Company and each of its Subsidiaries have obtained all permits, licenses and other authorizations which are required under all Environmental Laws and are in compliance in all material respects with any applicable Environmental Laws.

          (b) Except as set forth on Schedule 8.12, each notice, demand, request for information, citation, summons, order or complaint with respect to any alleged failure of the Company or any of its Subsidiaries to comply in any respect with any Environmental Laws on or prior to the date hereof has been addressed, complied with, settled or dismissed in a manner which could not have a material adverse effect on the consolidated financial condition,

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


operations, business or prospects taken as a whole of the Company and its Subsidiaries or (ii) the ability of the Company to perform its respective obligations under this Agreement, the Notes or the L/C Related Documents.
Except as set forth on Schedule 8.12, all penalties for violations of Environmental Laws on or prior to the date hereof have been paid or adequate reserves are being maintained against any unpaid penalties. Except as set forth on Schedule 8.12, no investigation or review is pending or threatened by any governmental or other entity or other Person with respect to any alleged failure by the Company or any of its Subsidiaries to comply in any respect with any Environmental Laws on or prior to the date hereof.

          (c)  Except as set forth on Schedule 8.12, currently, no notice,

demand, request for information, citation, summons or order has been issued, no complaint has been filed, no penalty has been assessed and no investigation or review is pending or threatened by any governmental or other entity or other Person with respect to any alleged failure by the Company or any of its Subsidiaries to comply in any respect with any Environmental Laws which in each case could have a material adverse effect on the consolidated financial condition, operations, business or prospects taken as a whole of the Company and its Subsidiaries, or (ii) the ability of the Company to perform its respective obligations under this Agreement, the Notes or the L/C Related Documents to which it is a party.

          (d) There are no Liens arising under or pursuant to any Environmental Laws on any of the property now or hereafter owned or leased or controlled by the Company or any of its Subsidiaries (the "Premises").

          (e) Except as set forth on Schedule 8.12, there are no conditions existing currently or likely to exist during the term of this Agreement which would subject the Company and its Subsidiaries or any Premises to any Lien, damages, penalties, injunctive relief or cleanup costs under any Environmental Laws or which require or are likely to require cleanup, removal, remedial action or other response pursuant to Environmental Laws by the Company and its Subsidiaries which in each case could have a material adverse effect on the consolidated financial condition, operations, business or prospects taken as a whole of the Company and its Subsidiaries, or the ability of the Company to perform its respective obligations under this Agreement, the Notes or the L/C Related Documents.

          (f) Except as set forth on Schedule 8.12, neither the Company nor its Subsidiaries is aware of any friable asbestos or regulated polychlorinated biphenyls the presence of which could have a material adverse effect on (i) the consolidated financial condition, operations, business or prospects taken as a whole of the Company and its Subsidiaries, or (ii) the ability of the Company to perform its respective obligations under this Agreement, the Notes or the L/C Related Documents.

          (g) Except as set forth on Schedule 8.12, no underground storage tanks are or were located on the Premises and subsequently removed or filled.

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


     8.13.     Subsidiaries, Etc.   Set forth in Schedule 4 hereto is a complete
and correct list of all Subsidiaries of the Company and the respective jurisdiction of organization of each such Subsidiary. The Company owns, free and clear of all Liens, all outstanding shares or other ownership interests of such Subsidiaries.

     8.14. Liens. As of the date hereof, no property of the Company or any Subsidiary is subject to any Lien, except Liens permitted pursuant to Section
9.6 hereof.

     8.15. Purpose. The proceeds of the Loans will be used by the Company for working capital and general corporate purposes and Acquisitions in accordance with the terms hereof.

     8.16. Compliance. The Company and its Subsidiaries are in material compliance with all statutes and governmental rules and regulations applicable to them.

     8.17.     Year 2000 Compliance.

          (a)  The Company and each Subsidiary has:

               (i) conducted an analysis of all of its products, services, business and operations, including without limitation surveys of its Systems (as defined below) and surveys of and discussions with customers, suppliers and vendors, to determine the extent to which the Company or such Subsidiary may be adversely affected by its failure to be Year 2000 Compliant (as defined below);

               (ii) developed a plan (the "Year 2000 Plan") to become Year 2000 Compliant and remedy any material loss it may suffer if it fails to be Year 2000 Compliant on a timely basis; and

               (iii) implemented and continues to proceed with the Year 2000 Plan materially in accordance with its terms and timetables.

          (b) The Company and each Subsidiary reasonably believes that the Year 2000 Plan, if implemented in accordance with its terms, will result in it being Year 2000 Complaint on a timely basis.

          (c) The Company and each Subsidiary reasonably believes that each of its customers, suppliers and vendors whose failure to be Year 2000 Compliant would have a material and adverse effect on the Company or such Subsidiary, is Year 2000 Compliant or has developed a plan to become Year 2000 Compliant and remedy any material loss such person may suffer if it fails to be Year 2000 Compliant on a timely basis with respect to all of its own computer systems and applications.

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


     The term "Year 2000 Compliant" means that all of such Person(s) computer systems and applications, including without limitation software and hardware ("Systems"), will function prior to, during, and after the calendar year 2000, and that no change in or to such calendar year will have a material effect on the performance of the Systems or on the functioning of the Company's or such Subsidiary's business.

     The Company acknowledges and agrees that the foregoing representations and any other representation, warranty, schedule, certificate, statement, report, notice or other writing now or hereafter furnished by or on behalf of Company or any Subsidiary to the Agent or any Bank in connection with being Year 2000 Compliant or its Year 2000 Plan is material to the Agent and the Banks and that the Agent and the Banks have relied and will continue to rely thereon. The Company agrees and shall cause each Subsidiary to provide such information, financial, technical, or otherwise, concerning the Company's or such Subsidiary's Year 2000 Plan as the Agent may reasonably request from time to time.

     Section 9. Covenants. The Company agrees that, so long as any Commitment is in effect or any Letter of Credit is outstanding and until payment in full of all Loans and all other amounts payable by the Company hereunder:

     9.1. Financial Statements and Other Information.   The Company shall
deliver to each of the Banks:

          (a) within 45 days after the end of each of the first three fiscal quarterly periods of each fiscal year of the Company, consolidated and consolidating statements of income, stockholders' equity and cash flows of the Company and its Subsidiaries for such period and for the period from the beginning of the respective fiscal year to the end of such period, and the related consolidated and consolidating balance sheets as at the end of such period, setting forth in respect of such statements in comparative form the corresponding consolidated figures for the corresponding period in the preceding fiscal year and setting forth in respect of such balance sheets the corresponding consolidated figures for the end of the preceding fiscal year, accompanied by a certificate of a senior financial officer of the Company which shall state that said financial statements fairly present in all material respects the consolidated financial position and results of operations of the Company and its Subsidiaries in accordance with GAAP for such period;

          (b) within 120 days after the end of each fiscal year of the Company, consolidated and consolidating statements of income, stockholders' equity and cash flows of the Company and its Subsidiaries for such year and the related consolidated and consolidating balance sheets as at the end of such year, setting forth in each case in comparative form the corresponding consolidated figures for the preceding fiscal year, and accompanied (i) by an unqualified opinion thereon of independent certified public accountants of recognized national standing which shall state that said consolidated and

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


consolidating financial statements fairly present in all material respects the consolidated and consolidating financial position and results of operations of the Company and its Subsidiaries as at the end of, and for, such fiscal year, and (ii) by a certificate of such accountants stating that, in making the examination necessary for their opinion, they obtained no knowledge, except as specifically stated, of any Default;

          (c) promptly upon the mailing thereof to the shareholders of the Company generally, copies of all financial statements, reports and proxy statements so mailed;

          (d) promptly after the Company knows that any Default has occurred, a notice of such Default describing the same in reasonable detail and, together with such notice or as soon thereafter as possible, a description of the action that the Company has taken and proposes to take with respect thereto;

          (e) promptly upon receipt thereof, a copy of any notice, demand, request for information, citation, summons, complaint, order or other communication from any governmental or other entity or other Person with respect to any alleged failure by the Company or a Subsidiary to materially comply with any Environmental Laws or any assertion or allegation of any Lien or liability thereunder;

          (f) the occurrence of a material adverse change in the business, operations or financial condition of the Company and the Subsidiaries taken as a whole;

          (g) promptly after the Company is aware thereof, notice of and the dollar amount of any material increase in planned expenditures by the Company to be in compliance with Environmental Laws above any previous estimates of such expenditures delivered by the Company to the Banks in writing; and

          (h) from time to time such other information regarding the business, affairs or financial condition of the Company or any of its Subsidiaries as any Bank or the Agent may reasonably request.

The Company will furnish to each Bank, at the time it furnishes each set of financial statements pursuant to subsections (a) and (b) above, a certificate of a senior financial officer of the Company, in his capacity as an officer of the Company, (i) to the effect that no Default has occurred and is continuing (or, if any Default has occurred and is continuing, describing the same in reasonable detail and describing the action that the Company has taken and proposes to take with respect thereto) and (ii) setting forth in reasonable detail the computations necessary to determine whether the Company is in compliance with the financial covenants in this Section 9 as of the end of the respective fiscal quarter or fiscal year, as applicable.

     9.2. Litigation.  The Company will within ten (10) days give to each Bank notice of all material legal or arbitral proceedings, and of all

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999

proceedings by or before any governmental or regulatory authority or agency, and any material development in respect of such legal or other proceeding, affecting the Company or any of its Subsidiaries, except proceedings which would not have a material adverse effect on the consolidated financial condition, operations, business or prospects of the Company and its Subsidiaries taken as a whole.

     9.3. Corporate Existence, Etc.   The Company will, and will cause each of
its Subsidiaries to: (a) preserve and maintain its existence as a corporation and all of its material rights, privileges, franchises, patents, trademarks, copyrights and all other intellectual property rights used or useful in the business (provided that nothing in this Section 9.3 shall prohibit any transaction permitted under Section 9.5 hereof); (b) comply in all material respects with the requirements of all applicable laws, rules, regulations and orders of governmental or regulatory authorities, including all Environmental Laws; (c) pay, and cause any Subsidiaries to pay when due, all taxes, assessments and other governmental charges or levies imposed upon it or its Subsidiaries, its or its Subsidiaries' income or any of its or its Subsidiaries' properties, franchises or assets, unless and only to the extent that such taxes, assessments and other governmental charges or levies are being contested by the Company or such Subsidiary in good faith and by appropriate proceedings and the Company shall have set aside on its books adequate reserves therefor in accordance with GAAP; (d) file its and cause any Subsidiaries to file their federal income tax return for each taxable year not later than March 15th of the next following calendar year or the date for any authorized extension; (e) not change its fiscal year without the Agent's prior consent; (f) maintain all of its properties used or useful in its business in good working order and condition, ordinary wear and tear excepted, except that the Company and its Subsidiaries may dispose of or not maintain worn out or obsolete property or substitute other property of equivalent value for existing property; (g) maintain complete and accurate books and records in which full and correct entries in conformity with GAAP shall be made of all dealings and transactions in relation to its respective business and activities; and (h) upon request, permit representatives of any Bank or the Agent, during normal business hours, to visit its premises, to examine, copy and make extracts from its books and records, to inspect its properties, and to discuss its business and affairs with its senior officers.

     9.4. Insurance. The Company will, and will cause each of its Subsidiaries to, keep all of its property adequately insured by financially sound and reputable insurers in accordance with prudent business practices and will carry such other insurance as is customarily maintained in accordance with prudent business practices.

     9.5. Business Combinations and Asset Dispositions.   The Company will not,
nor will it permit any of its Subsidiaries to, in one or a related series of transactions, liquidate, merge or consolidate with any other Person or sell, lease or transfer or otherwise dispose of all or substantial part of the consolidated assets of the Company and its Subsidiaries to any Person, except that:

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


          (a) any Subsidiary may merge or consolidate with the Company (provided that the Company shall be the continuing or surviving corporation), or with any one or more other wholly-owned Subsidiaries; and

          (b) any Subsidiary may sell, lease, transfer or otherwise dispose of any or all of its assets to (i) the Company or another Subsidiary or (ii) any other Person, provided that, in the case of clause (ii), the assets of such

Subsidiary sold, leased, transferred or otherwise disposed of do not constitute a substantial part of the consolidated total assets of the Company and its Subsidiaries, and provided further that no Default has occurred and is continuing at the time of such sale, lease, transfer or other disposition or would occur after giving effect thereto.

     For purposes of this Section 9.5, the assets sold, leased, transferred or otherwise disposed of shall be deemed to constitute a "substantial part" of the consolidated total assets of the Company and its Subsidiaries only if the aggregate value of the assets disposed of in a single transaction or a series of related transactions exceeds 20% of the consolidated total assets of the Company and its Subsidiaries immediately prior to the commencement of such disposition. As used in the preceding sentence, the term "value" shall mean, with respect to any asset disposed of, the greater of such asset's book or fair market value as of the date of disposition, with "book value" being the value of such asset as would appear immediately prior to such disposition on a balance sheet of such Subsidiary prepared in accordance with GAAP consistently applied.

     9.6. Limitation on Liens. The Company will not, nor will it permit any of its Subsidiaries to, create, incur, assume or suffer to exist any Lien upon any of its property, whether now owned or hereafter acquired, except:

          (a)  Liens exiting on the date of this Agreement and identified on
Schedule 9.6;

          (b) Liens of landlords, contractors, laborers or supplymen, tax liens, or Liens securing performance or appeal bonds or other similar Liens or charges arising out of the Company's business, provided that tax liens are removed before related taxes become delinquent and other Liens are promptly removed, in either case unless contested in good faith and by appropriate proceedings, and as to which adequate reserves shall have been established;

          (c) Liens securing borrowings or advances from the Company by wholly-owned Subsidiaries;

          (d) Liens in connection with the acquisition of property by the Company or any Subsidiary after the date hereof in the ordinary course of its business by way of purchase money mortgage, conditional sale or other title retention agreement, capital lease or other deferred payment contract, and attaching only to the property being acquired, if the Indebtedness secured thereby does not exceed $2,500,000 in the aggregate for the Company and all Subsidiaries at any one time outstanding;

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


          (e) existing Liens securing Indebtedness of a corporation of other entity outstanding on the date such corporation or other entity (i) first becomes a Subsidiary of the Company, (ii) merges into the Company or any Subsidiary, or (iii) is acquired by the purchase of all or substantially all of such corporation's or other entity's assets (the "acquired assets") and the assumption of such Indebtedness of such corporation or other entity, provided that such Liens are not applicable to the Company or any other Subsidiary or the assets (other than the acquired assets) of the Company or any Subsidiary, and provided further that none of such Liens are created in contemplation of such corporation or other entity becoming a Subsidiary or such merger or acquisition;

          (f) the extension, renewal or replacement of any Lien specified in the preceding clauses (a) through (e), provided that (i) no property shall become subject to such extended, renewed or replacement Lien that was not subject to the Lien extended, renewed or replaced, (ii) the principal amount of Indebtedness secured by any such extended, renewed or replacement Lien shall not be increased by such extension, renewal or replacement, (iii) the Indebtedness secured by such lien could be incurred in compliance with this Agreement at the time of such extension, renewal or replacement, and (iv) after giving effect thereto, no Default shall have occurred and be continuing;

          (g) the Lien provided in subsection 5.7(a) and other Liens in favor of the Banks; and

          (h)  Liens, if any, contemplated by the L/C Related Documents.

     9.7. Indebtedness.   The Company will not, and will not permit any of its
Subsidiaries to, create, incur or suffer to exist any Indebtedness except:

          (a)  Indebtedness to the Banks hereunder;

          (b) other Indebtedness for borrowed money identified on Schedule 3 in the maximum principal amount stated on such schedule;

          (c) other Senior Funded Debt, provided that no Default has occurred and is continuing at the time of the incurrence or assumption thereof or would occur after giving effect thereto, and provided further that the Agent and the Banks are given prior written notice of the incurrence or assumption or any Senior Funded Debt in a principal amount in excess of $750,000;

          (d) Indebtedness hereafter incurred in connection with the Liens permitted under subsection 9.6(d);

          (e) Indebtedness of a corporation or other entity outstanding on the date such corporation or other entity (i) first becomes a Subsidiary of the Company, (ii) merges into the Company or any Subsidiary, or (iii) is

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


acquired by the purchase of all or substantially all of such corporation's or other entity's assets and the assumption of such Indebtedness of such corporation or other entity, provided that such Indebtedness is not incurred in contemplation of such corporation or other entity becoming a Subsidiary or such merger or acquisition, provided further that no Default has occurred and is continuing at the time of the assumption of such Indebtedness or would occur after giving effect thereto, and provided further that the Agent and the Banks are given prior written notice of the assumption of such Indebtedness;

          (f) renewals, extensions, refundings or refinancings of any Indebtedness permitted by the preceding clauses (a) through (e), provided that the principal amount of such Indebtedness is not increased and the terms applicable to such Indebtedness as renewed, extended, refunded or refinanced are no more onerous to the obligor with respect to such Indebtedness than those applicable to the original Indebtedness; and

          (g) Indebtedness arising under Rate Hedging Obligations having a maximum notional amount of $10,000,000.

     9.8. Lines of Business.   The Company will not, nor will it permit any of
its Subsidiaries to, engage to any substantial extent in any line of business other than the business engaged in on the date hereof.

     9.9. Tangible Net Worth. The Company will maintain, as at the last day of each fiscal quarter beginning with the fiscal quarter ending December 31, 1998, a Consolidated Tangible Net Worth of not less than (a) $37,000,000 plus (b) 50% of Net Income, if positive, for each fiscal quarter from and including the fiscal quarter ending December 31, 1998 through and including the fiscal quarter then ended plus (c) the net proceeds of the issuance of any capital stock of the Company and its Subsidiaries, all calculated in accordance with GAAP.

     9.10.Senior Funded Debt to EBITDA.   The Company will not permit the ratio
of the consolidated Senior Funded Debt of the Company and its Subsidiaries for the four-quarter period ending on the last day of each fiscal quarter of the

Company to the Company's and its Subsidiaries' EBITDA for the four-quarter period ending on the last day of each fiscal quarter of the Company to be greater than 2.5:1.0.

     9.11.Minimum Fixed  Charge Coverage.   The Company will not permit the
ratio of EBITDA for the four-quarter period ending on the last day of each fiscal quarter of the Company to current maturities (which for this purpose shall mean all Indebtedness maturing during the four-quarter period in question, together with all interest payable thereon during such period, as shown on the Company's balance sheet) plus Environmental Remediation Expenses for the four-quarter period ending on the last day of each fiscal quarter to be less than 1.5:1.0.


    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999



     9.12.Current Ratio.   The Company will not permit the ratio of the
Company's and all Subsidiaries' Current Assets to their Current Liabilities on the last day of each fiscal quarter to be less than 1.50:1.0.

     9.13. Sale of Stock of Subsidiaries. The Company will not, and will not permit any Subsidiary to, sell or otherwise dispose of, or part with control of, any shares of stock of any Subsidiary, except to (i) the Company or another Subsidiary and (ii) except that the Company may sell all or any part of the stock of any Subsidiary that is not a Significant Subsidiary, provided that no Default has occurred and is continuing at the time of such sale or would occur after giving effect thereto. As used herein, the term Significant Subsidiary" shall mean any Subsidiary, including its Subsidiaries, which meets any of the following conditions: (i) the Company's and its other Subsidiaries' investments in and advances to such Subsidiary exceed 20% of the consolidated total assets of the Company and its Subsidiaries as at the date of determination of such Subsidiary's status as a Significant Subsidiary; (ii) the Company's and its other Subsidiaries' proportionate share of the total assets (after intercompany eliminations) of such Subsidiary exceeds 20% of the consolidated total assets of the Company and its Subsidiaries as at such date of determination; or (iii) the portion of the Company's consolidated Net Income for the period of four consecutive fiscal quarters immediately preceding such date of determination attributable to such Subsidiary exceeds 20%.

     9.14. Restrictions on Transactions with Affiliates and Stockholders. The Company will not, and will not permit any Subsidiary to, directly or indirectly, purchase, acquire or lease any property from, or sell, transfer or lease any property (other than shares of stock of the Company) to, or otherwise deal with, in the ordinary course of business or otherwise (a) any Affiliate or Substantial Stockholder, or (b) any Person in which an Affiliate, Substantial Stockholder or the Company (either directly or through Subsidiaries) owns 5% or more of the outstanding Voting Stock or other ownership interests, except that
(i) any such Affiliate or Substantial Stockholder may be a director, officer or employee of the Company or any Subsidiary and may be paid reasonable compensation in connection therewith and (ii) such acts and transactions prohibited by this Section 9.14 may be performed or engaged in if (x) authorized specifically or generally by the Company's Board of Directors (exclusive of any Affiliate or Substantial Stockholder who is a director and who have a direct or indirect interest in such transaction) and (y) upon terms not less favorable to the Company or a Subsidiary (as the case may be) than if no such relationship described in clauses (a) and (b) above existed.

     9.15. Issuance of Stock by Subsidiaries. The Company will not permit any Subsidiary (either directly, or indirectly by the issuance of rights or options for, or securities convertible into, such shares) to issue, sell or otherwise dispose of any shares of any class of its stock (other than directors' qualifying shares) except to the Company or another Subsidiary.

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


     9.16. Compliance with ERISA. The Company will not, and will not permit any Subsidiary to, engage in any transaction in connection with which the Company or any Subsidiary could be subject to either a civil penalty assessed pursuant to Section 502(i) of ERISA or a tax imposed by Section 4975 of the Code, terminate or withdraw from any Plan (other than a Multiemployer Plan) in a manner, or take any other action with respect to any such Plan (including, without limitation, a substantial cessation of operations within the meaning of
Section 4062(f) of ERISA), which could result in any liability of the Company or any Subsidiary to the PBGC, to a trust established pursuant to Section 4041(c)(3)(B)(ii) or (iii) or 4042(i) of ERISA, or to a trustee appointed under
Section 4042(b) or (c) of ERISA, incur any liability to the PBGC on account of a termination of a Plan under Section 4064 of ERISA, fail to make full payment when due of all amounts which, under the provisions of any Plan, the Company or any Subsidiary is required to pay as contributions thereto, or permit to exist any accumulated funding deficiency, whether or not waived, with respect to any Plan (other than a Multiemployer Plan), if, in any such case, such penalty or tax or such liability, or the failure to make such payment, or the existence of such deficiency, as the case may be, could have a material adverse effect on the Company and its Subsidiaries taken as a whole.

     9.17.     Investments and Loans.   Neither the Company nor any Subsidiary
shall make any loan, advance, extension of credit or capital contribution to, or purchase or otherwise acquire for a consideration, evidences of Indebtedness, capital stock or other securities of any Person or make or commit to make Acquisitions, except that the Company and any Subsidiary may:

          (a) purchase or otherwise acquire and own short-term money market items;

          (b) extend credit upon customary terms to their customers in the ordinary course of their business;

          (c) extend credit to officers and employees in accordance with policies in effect on the date of this Agreement of which the Agent and the Banks have been advised in writing; and

          (d) incur investments in order to consummate Acquisitions, provided that, (i) after giving effect to each such Acquisition, the pro-forma calculations of the financial ratios specified in Section 9 shall indicate compliance with such Section for the applicable period, (ii) such Acquisitions are undertaken in accordance with all applicable requirements of law, (iii) the prior, effective written consent or approval to such Acquisition of the board of directors or equivalent governing body of the acquiree is obtained, and (iv) before and after giving effect to such Acquisition, no Default shall have occurred and be continuing.

     9.18. Capital Structure and Dividends. Neither the Company nor any Subsidiary shall (i) purchase or redeem, or obligate itself to purchase or

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


redeem, any shares of the Company's capital stock, of any class, issued and outstanding from time to time; (ii) declare or pay any dividend (other than a dividend payable in its own common stock or to the Company); or (iii) make any other distribution in respect of such shares; provided, however, that any Subsidiary of the Company may pay dividends or otherwise make distributions on its capital shares to the Company; and provided further that the Company may pay dividends or otherwise make distributions on its capital shares so long as before and after giving effect thereto no Default shall have occurred or be continuing. Subject to Section 9.13, the Company shall continue to own, directly or indirectly, the same (or greater) percentage of the stock of each Subsidiary that it held on the date of this Agreement.

     9.19.     Environmental Indemnity.

          (a) The Company agrees to indemnify, defend, and hold the Agent, the Issuing Lender and the Banks (collectively, the "Bank Parties") harmless against any: (i) loss, liability, damage, expense (including without limitation, attorneys' fees, legal costs and expenses and time charges of attorneys who may be employees of any Bank Party, whether in or out of court, in original or appellate proceedings or in bankruptcy), claim or defect in title arising from the imposition or recording of a Lien, the incurring of costs of required repairs, clean up or detoxification and removal under any Environmental Law with respect to the Premises, or liability to any third party arising out of any violation of any Environmental Law; and (ii) other loss, liability, damage, expense (including without limitation, attorneys' fees, legal costs and expenses and time charges of attorneys who may be employees of any Bank Party, whether in or out of court, in original or appellate proceedings or in bankruptcy) or claim which may be incurred by or asserted against any Bank Party, directly or indirectly resulting from the presence on or under, or the discharge, emission or release from, the Premises into or upon the land, atmosphere, or any watercourse, body of surface or subsurface water or wetland, arising from the installation, use, generation, manufacture, treatment, handling, refining, production, processing, storage, removal, clean up or disposal of any Hazardous Material whether or not caused by the Company or any Subsidiary.

          (b) The Company shall pay when due any judgments or claims for damages, penalties or otherwise against any Bank Party. In the event that such payment is not made, the Agent, at its sole discretion, may proceed to file suit against the Company to compel such payment.

          (c) This Section 9.19 shall apply to any claim, demand or charge contemplated by this Section 9.19 made or asserted at any time, and, without limitation, shall continue in full force and effect notwithstanding that all obligations of the Company and any other Person or entity under or in connection with this Agreement, the Loans, the Notes, the L/C Related Documents or any other related document or matter have been paid, released or fulfilled in full. Any claim, demand or charge asserted at any time relating to the period of time set forth in this paragraph shall be subject to the terms and conditions of this
Section 9.19.  Notwithstanding the above, this

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


Agreement shall not be construed to impose any liability on the Company for divisible loss or damage resulting solely from Hazardous Material placed, released or disposed on the Premises after foreclosure or sale of the Premises by a Bank Party or acceptance by any Bank Party of a deed in lieu of foreclosure.

          (d)  The Company shall immediately advise the Agent in writing of:
(i) any governmental or regulatory actions instituted or threatened under any Environmental Law affecting the Premises or the matters indemnified under this
Section 9.19 including, without limitation, any notice of inspection, abatement or noncompliance, (ii) all claims made or threatened by any third party against the Company or the Premises relating to damage, contribution, cost recovery, compensation, loss or injury resulting from any Hazardous Material, (iii) the Company's or any Subsidiary's discovery of any occurrence or condition on any real property adjoining or in the vicinity of the Premises that could cause the Premises or the Company to be subject to a type of claim described in clause (i) or (ii) of this subsection 9.19(d), and (iv) the Company's or any Subsidiary's discovery of any occurrence or condition on the Premises or any real property adjoining or in the vicinity of the Premises which could subject the Company or the Premises to any restrictions on ownership, occupancy, transferability or use of the Premises under any Environmental Law. The Company shall immediately deliver to the Agent any documentation or records as the Agent may reasonably request in connection with all such notices, inquiries, and communications, and shall advise the Agent promptly in writing of any subsequent developments.

          (e) The Agent shall give written notice to the Company of any legal, administrative or other action against any Bank Party which might give rise to a claim by a Bank Party against the Company under this Section 9.19. If any action is brought against any Bank Party, the Company, at the Agent's sole option and the Company's expense, may be required to defend against such action with counsel satisfactory to the Agent and such Bank and, with the Agent's sole consent and approval, to settle and compromise any such action. However, such Bank may elect to be represented by separate counsel, at such Bank's expense, and, if the Agent and such Bank so elect, any settlement or compromise shall be effected only with the consent of the Agent and such Bank. The Agent and such Bank may elect to join and participate in any settlements, remedial actions, legal proceedings or other actions included in connection with any claims under this Section 9.19.

          (f) If the Agent reasonably believes that retention of counsel or consultants for advice or other representation is desirable (i) in any litigation, contest, dispute, suit or proceeding (whether instituted by the Agent, the Company, or any other party) in any way relating to this Section 9.19 and the indemnities described herein, or (ii) to enforce the Company's obligations hereunder, then all of the attorneys' and consultant fees (including without limitation, time charges of attorneys who may be employees of the Agent) reasonably incurred by the Agent arising from such services and all related expenses and court costs shall be payable on demand by the Company to the Agent.

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999



          (g) The Company's liability hereunder shall not be subject to, limited by or affected in any way by any Note or any other documents executed and delivered in connection with the Loans. The Company agrees that these indemnifications are separate, independent of and in addition to the Company's undertakings under the this Agreement, the Notes and the L/C Related Documents. The Company further agrees that a separate action may be brought to enforce the provisions of this Section 9.19 which shall in no way be deemed to be an action on the Notes.

     Section 10.    Events of Default.   If one or more of the following events
(each, an "Event of Default") shall occur and be continuing:

          (a) the Company shall default in the payment (other than a voluntary prepayment) when due of any principal of or interest on any Loan or any reimbursement obligation in connection with any L/C Obligation or any other amount payable by it hereunder and such default (in the case of interest only) shall continue for a period of three (3) days;

          (b) the Company or any of its Subsidiaries shall default in the payment when due of any principal of or interest on any of its other Indebtedness having an aggregate principal amount in excess of $100,000; or any event specified in any note, agreement, indenture or other document creating, evidencing or securing any such Indebtedness shall occur if the effect of such event is to cause, or to permit the holder or holders of such Indebtedness (or a trustee or agent on behalf of such holder or holders) to cause, such Indebtedness to become due, or to be prepaid in full, prior to its stated maturity;

          (c) any representation, warranty or certification made or deemed made by the Company hereunder, under any L/C Related Document, or in any certificate or other writing furnished to any Bank or the Agent pursuant to the provisions hereof or any L/C Related Document, shall prove to have been false or misleading as of the time made or furnished in any material respect;

          (d) the Company shall default in the performance of any of its obligations under Section 9.1(d), 9.3(a), (e), (f), or (h), 9.5, 9.6, 9.7, 9.9,
9.10, 9.11, 9.12, 9.13, 9.14, 9.15, 9.16, 9.17, 9.18, or 9.19 hereof;

          (e) the Company shall default in the performance of any of its other obligations in this Agreement and such default shall continue unremedied for a period of ten (10) days after notice thereof to the Company by the Agent or any Bank (through the Agent); or

          (f) the Company or any of its Subsidiaries shall admit in writing its inability to, or be generally unable to, pay its debts as such debts become due;




    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


          (g) the Company or any of its Subsidiaries shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, (ii) make a general assignment for the benefit of its creditors,
(iii) commence a voluntary case under the Bankruptcy Code (as now or hereafter in effect), (iv) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or readjustment of debts, (v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code, or (vi) take any corporate action for the purpose of effecting any of the foregoing;

          (h) a proceeding or case shall be commenced, without the application or consent of the Company or any of its Subsidiaries, in any court of competent jurisdiction, seeking (i) its liquidation, reorganization, dissolution or winding-up, or the composition or readjustment of its debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of the Company or such Subsidiary or of all or any substantial part of its assets, or
(iii) similar relief in respect of the Company or such Subsidiary under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts; and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of sixty (60) or more days; or an order for relief against the Company or such Subsidiary shall be entered in an involuntary case under the Bankruptcy Code;

          (i) an suit, action or other proceeding (judicial or administrative) commenced against the Company or any Subsidiary, or with respect to any assets of the Company or any Subsidiary, shall threaten to have a material and adverse effect on the future operations of the Company or any Subsidiary; a final judgment or judgments in an amount in excess of $1,000,000 over insurance in the aggregate is rendered against the Company or any Subsidiary and, within thirty
(30) days after the entry thereof, such judgment or judgment(s) are not discharged or execution thereof stayed pending appeal, or within thirty (30) days after the expiration of any such stay, such judgments are not discharged;

          (j) an event or condition specified in Section 8.8(b) shall occur or exist with respect to any Plan or Multiemployer Plan if as a result of such event or condition, together with all other such events or conditions, the Company or any ERISA Affiliate shall incur or in the opinion of the Majority Banks shall be reasonably likely to incur a liability to a Plan, a Multiemployer Plan or the PBGC (or any combination of the foregoing) which is, in the determination of the Majority Banks, material in relation to the consolidated financial condition, business or operations taken as a whole of the Company;

          (k) a default shall occur with respect to the Company's performance of any of its obligations under any L/C Related Document; any L/C

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


Related Document shall at any time and for any reason be discontinued or cease to be in full force and effect; or the Lien, if any, purported to be created by any L/C Related Document shall at any time and for any reason cease to be a duly perfected first priority Lien on the "Collateral", as defined therein;

          (l)  a Change in Control shall occur;

          (m) nonpayment by the Company or any Subsidiary of any Rate Hedging Obligations within 5 days of the date when due or the breach by the Company or any Subsidiary of any term, provision or condition contained in any Rate Hedging Agreement; or

          (n) a default or similar event shall have occurred and be continuing under the PEDFA Loans, PEDFA Note, PEDFA Reimbursement Agreement, PEDFA Participation and Reimbursement Agreement or any document delivered in connection therewith and such default shall continue unremedied for any applicable grace period.

     THEREUPON: (i) in the case of an Event of Default (other than one referred to in subsections (f), (g) or (h) of this Section 10), the Agent, upon request of the Majority Banks, shall, by notice to the Company, cancel the Commitments, declare any obligation of any Issuing Lender to issue Letters of Credit to be terminated, declare the principal amount then outstanding of, and the accrued interest on, the Loans and all other amounts payable by the Company hereunder and under the Notes (including, without limitation, any amounts payable under Section 6.5 hereof) to be forthwith due and payable and/or declare an amount equal to the maximum aggregate amount that is or at any time thereafter may become available for drawing under any outstanding Letters of Credit (whether or not any beneficiary shall have presented, or shall be entitled at such time to present, the drafts or other documents required to draw under such Letters of Credit) to be immediately due and payable, whereupon such amounts shall be immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company; and (ii) in the case of the occurrence of an Event of Default referred to in subsection (f), (g) or (h) of this Section 10, the Commitments shall automatically be canceled, the obligation of any Issuing Lender to issue Letters of Credit shall terminate automatically and the principal amount then outstanding of, and the accrued interest on, the Loans and all other amounts payable by the Company hereunder, under the Notes (including, without limitation, any amounts payable under Section 6.5 hereof) and as aforesaid with respect to Letters of Credit shall automatically become immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company.






    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


     Section 11.    The Agent.

     11.11. Appointment, Powers and Immunities. Each Bank hereby irrevocably appoints and authorizes the Agent to act as its agent hereunder and under the L/C Related Documents with such powers as are specifically delegated to the Agent by the terms of this Agreement and the L/C Related Documents, together with such other powers as are reasonably incidental thereto. The Agent: (a) shall not have any duties or responsibilities except those expressly set forth in this Agreement and the L/C Related Documents, and shall not by reason of this

Agreement and the L/C Related Documents be a trustee for any Bank; (b) shall not be responsible to the Banks for any recitals, statements, representations or warranties contained in this Agreement, the L/C Related Documents or in any certificate or other documents referred to or provided for in, or received by any of them under, this Agreement, the Notes or the L/C Related Documents or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement, any Note, any L/C Related Document or any other document referred to or provided for herein or therein or for any failure by the Company or any other Person to perform any of its obligations hereunder or thereunder;
(c) shall not be required to initiate or conduct any litigation or collection proceedings hereunder or under any L/C Related Documents; and (d) shall not be responsible for any action taken or omitted to be taken by it hereunder, any L/C Related Documents or under any other document or instrument referred to or provided for herein or therein or in connection herewith or therewith, except for its own gross negligence or willful misconduct. The Agent may employ agents and attorneys-in-fact and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it in good faith. The Agent may deem and treat the payee of any Note as the holder thereof for all purposes hereof unless and until a written notice of the assignment or transfer thereof shall have been consented to in accordance with Section 12.6.

     The Issuing Lender shall act on behalf of Banks with respect to any Letters of Credit issued by it and the documents associated therewith until such time and except for so long as the Agent may agree at the request of the Majority Banks to act for such Issuing Lender with respect thereto; provided, however, that such Issuing Lender shall have all of the benefits and immunities (x) provided to the Agent in this Section 11 with respect to any acts taken or omissions suffered by such Issuing Lender in connection with Letters of Credit issued by it or proposed to be issued by it and the application and agreements for letters of credit pertaining to the Letters of Credit as fully as if the term "Agent", as used in this Section 11, included such Issuing Lender with respect to such acts or omissions, and (y) as additionally provided in this Agreement with respect to the Issuing Lender.

     11.2. Reliance by Agent. The Agent shall be entitled to rely upon any certification, notice or other communication (including any thereof by telephone or telecopy) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


experts selected by the Agent. As to any matters not expressly provided for by this Agreement or the L/C Related Documents, the Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions signed by the Majority Banks or all the Banks if required in accordance with Section 12.4, and such instructions of the Majority Banks or all the Banks, as applicable, and any action taken or failure to act pursuant thereto shall be binding on all of the Banks.

     11.3. Defaults. The Agent shall not be deemed to have knowledge or notice of the occurrence of a Default unless the Agent has received notice from a Bank or the Company specifying such Default and stating that such notice is a "Notice of Default." In the event that the Agent receives such a notice of the occurrence of a Default, the Agent shall give prompt notice thereof to the Banks. The Agent shall (subject to Section 11.1 and Section 11.7 hereof) take such action with respect to such Default as shall be directed by the Majority Banks, provided that, unless and until the Agent shall have received such directions, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable in the best interest of the Banks.

     11.4. Rights as a Bank. With respect to its Commitment, the Loans made by it and the Letters of Credit in which it participates, The Northern Trust

Company in its capacity as a Bank hereunder shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not acting as the Agent, and the term "Bank" or "Banks" shall, unless the context otherwise indicates, include The Northern Trust Company in its individual capacity. The Northern Trust Company and its respective Affiliates may (without having to account therefor to any Bank) accept deposits from, lend money to and generally engage in any kind of banking, trust or other business with the Company (and any of its Affiliates) as if it were not acting as the Agent, and The Northern Trust Company and its respective Affiliates may accept fees and other consideration from the Company for services in connection with this Agreement, the L/C Related Documents or otherwise without having to account for the same to the Banks.

     11.5. Indemnification. The Banks agree to indemnify the Agent (to the extent not reimbursed under Section 12.3 hereof, but without limiting the obligations of the Company under said Section 12.3), ratably in accordance with the aggregate principal amount of the Loans made by the Banks (or, if no Loans are at the time outstanding, ratably in accordance with their respective Commitments), for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of this Agreement, the Notes, the L/C Related Documents or any other documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby (including, without limitation, the costs and expenses which the Company is obligated to pay under Section 12.3 hereof but excluding, unless a Default has occurred and is continuing,

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or of any such other documents, provided that no Bank shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the Agent.

     11.6. Non-Reliance on Agent and other Banks. Each Bank agrees that it has, independently and without reliance on the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Company and its Subsidiaries and decision to enter into this Agreement and any L/C Related Documents and that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement and any L/C Related Documents. The Agent shall not be required to keep itself informed as to the performance or observance by the Company of this Agreement, any L/C Related Document or any other document referred to or provided for herein or to inspect the properties or books of the Company or any of its Subsidiaries. Except for notices, reports and other documents and information expressly required to be furnished to the Banks by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the affairs, financial condition or business of the Company or any of its Subsidiaries (or any of their Affiliates) which may come into the possession of the Agent or any of its Affiliates.

     11.7. Failure to Act. Except for action expressly required of the Agent hereunder, the Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall receive further assurances to its satisfaction from the Banks of their indemnification obligations under Section
11.5 hereof against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

     11.8.     Resignation of Agent.  Subject to the appointment and acceptance of a successor Agent as provided below, the Agent may resign at any time by giving thirty (30) days' notice thereof to the Banks and the Company. Upon any such resignation, the Majority Banks shall have the right to appoint a successor to the resigning Agent from amongst the Banks, subject to the approval of the Company which shall not be withheld unreasonably. If no successor to such Agent shall have been so appointed by the Majority Banks and shall have accepted such appointment within thirty (30) days after the Agent's giving of notice of resignation, then the resigning Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a bank which has an office in Chicago, Illinois and having capital and retained earnings of at least $100,000,000. Upon the acceptance of any appointment as an Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the resigning Agent, and the resigning Agent shall be discharged from its duties and obligations hereunder. After the Agent's resignation hereunder, the provisions of this Section 11 shall continue in effect for its benefit in

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


respect of any actions taken or omitted to be taken by it while it was acting as the Agent.

     Section 12.    Miscellaneous.

     12.1. Waiver. No failure on the part of the Agent or any Bank to exercise, no delay in exercising, and no course of dealing with respect to, any right, power or privilege under this Agreement, any Note or the L/C Related Documents shall operate as a waiver thereof, nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The remedies provided herein are cumulative and not exclusive of any remedies provided by law.

     12.2. Notices. All notices and other communications provided for herein shall be given or made in writing and telecopied, mailed or delivered, in the case of the Company or the Agent, to its respective address or telecopy number set forth on the signature pages hereof, and in the case of a Bank, to its notice address or telecopy number specified in Schedule 1 hereto or, as to any party, at such other address as shall be designated by such party in a notice to each other party. Except as otherwise provided in this Agreement, all such communications shall be deemed to have been duly given when properly transmitted by telecopier or personally delivered or, in the case of a mailed notice, three Business Days after being deposited in the mail, first class postage prepaid, in each case given or addressed as aforesaid; provided, that notices to the Agent shall be effective only upon actual receipt.

     12.3.     Expenses, Etc.   The Company agrees to pay or reimburse each of
the Banks (in the case of clauses (b) and (c) below) and the Agent and Issuing Lender for: (a) all reasonable out-of-pocket costs and expenses of the Agent (including, without limitation, the reasonable fees and expenses of Gardner, Carton & Douglas, special counsel to the Agent) in connection with (i) whether or not the transactions contemplated hereby are consummated, the negotiation, preparation, execution and delivery of this Agreement, the Notes, the L/C Related Documents and the making of the Loans hereunder, (ii) any amendment, modification or waiver of any of the terms of this Agreement, any of the Notes, the L/C Related Documents (unless unilaterally requested by the Agent or the Banks), and (iii) any examination and inspection of the Company by the Agent pursuant to Section 9.3(h) hereof; (b) all reasonable costs and expenses of the Banks and the Agent (including reasonable counsels' fees) in connection with any Default and any enforcement or collection proceedings resulting therefrom; and
(c) all transfer, stamp, documentary or other similar taxes, assessments or charges levied by any governmental or revenue authority in respect of this Agreement, the Notes, the L/C Related Documents or any other document referred to herein or therein.

     12.4. Amendments, Etc. Except as otherwise expressly provided in this Agreement, any provision of this Agreement or L/C Related Document may be waived, amended or modified only by an instrument in writing signed by the Company, the Agent and the Majority Banks; provided that no amendment

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


modification or waiver shall, unless by an instrument signed by the Agent and all of the Banks (a) increase or extend the term, or extend the time or waive any requirement for the reduction or termination, of any of the Commitments, (b) extend the date fixed for the payment of principal of or interest on any Loan or L/C Obligation, (c) reduce the amount of any payment of principal thereof or the rate at which interest is payable thereon or any fee payable hereunder or under any L/C Related Document, (d) alter the terms of this Section 12.4, (e) amend the definition of the term "Majority Banks," (f) waive any condition precedent set forth in Section 7 hereof, or (g) release the "Collateral" referred to in any L/C Related Documents from the Lien in favor of the Agent, on behalf of the Banks; and provided further, that no amendment, waiver or consent shall, unless in writing and signed by the Issuing Lender in addition to the Agent and the Majority Banks or all the Banks, as the case may be, affect the rights or duties of such Issuing Lender under this Agreement or any L/C Related Document relating to any Letter of Credit issued or to be issued by it.

     12.5. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

     12.6.     Assignments and Participations.

          (a) The Company may not assign its rights or obligations hereunder, the L/C Related Documents or under the Notes without the prior consent of all of the Banks and the Agent.

          (b) Any Bank may, in the ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating or subparticipating interests in any Loan or L/C Obligation owing to such Bank, the Note held by such Bank, the Commitment of such Bank or any other interest of such Bank. Each Bank shall promptly provide notice of the identity of each Participant to the Company and the Agent. In the event of any such sale by a Bank of participating or subparticipating interests to a Participant, such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, such Bank shall remain the holder of its Note and L/C Obligations for all purposes hereunder, all amounts payable by the Company under this Agreement or any L/C Obligation shall be determined as if such Bank had not sold such participating or subparticipating interest, and the Company and the Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations hereunder.

          (c) Each Bank shall retain the sole right to approve, without the consent of any Participant, any amendment, modification or waiver of any provision hereunder other than any amendment, modification or waiver of any provision hereunder with respect to any Loan, Commitment or L/C Obligation in which such Participant has an interest which forgives principal, interest or fees or reduces the interest rate or fees payable with respect to any such Loan, Commitment or L/C Obligation, postpones any date fixed for any

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999

regularly-scheduled payment of principal of, or interest or fees on, any such Loan, Commitment or L/C Obligation, releases any guarantor, if any, of any such Loan or L/C Obligation or releases any substantial portion of collateral, if any, securing any such Loan or L/C Obligation.

          (d) The Company agrees that each Participant shall be deemed to have the right of setoff provided in Section 5.7 in respect of its participating or subparticipating interest in amounts owing hereunder or under L/C Related Documents to the same extent as if the amount of its participating or subparticipating interest were owing directly to it as a Bank hereunder, provided that each Bank shall retain the right of setoff provided in Section 5.7 with respect to the amount of participating or subparticipating interests sold to each Participant. The Banks agree to share with each Participant, and each Participant, by exercising the right of setoff provided in Section 5.7, agrees to share with each Bank, any amount received pursuant to the exercise of its right of setoff, such amounts to be shared in accordance with Section 5.7 as if each Participant were a Bank.

          (e) Any Bank may, in the ordinary course of its business and in accordance with applicable law, at any time assign to one or more banks or other entities ("Purchaser") all or any part of its rights and obligations hereunder, under its Note or in any L/C Obligation. Such assignments shall be pursuant to Assignment Agreements substantially in the form of Exhibit G hereto. The consent of the Company and the Agent shall be required prior to any assignment becoming effective with respect to the Purchaser which is not a Bank or an Affiliate thereof; provided, however, that if a Default has occurred and is continuing, the consent of the Company shall not be required. Such consent shall not be unreasonably withheld or delayed. Each such assignment shall be in an amount not less than the lesser of (i) $5,000,000 or (ii) the remaining amount of the assigning Bank's Commitment (calculated as the date of such assignment).

          (f) Upon (i) the delivery to the Agent of a notice of assignment, substantially in the form attached as Exhibit "I" to Exhibit G hereto (a "Notice of Assignment"), together with any consents required by subsection (e) above, and (ii) payment of a $2,500 fee to the Agent for processing such assignment, such assignment shall become effective on the effective date specified in such Notice of Assignment. The Notice of Assignment shall contain a representation by the Purchaser to the effect that none of the consideration used to make the purchase of the Commitment, L/C Obligations and Loans under the applicable Assignment Agreement are "plan assets" as defined under ERISA and that the rights and interests of the Purchaser in and under this Agreement will not be "plan assets" under ERISA. On and after the effective date of such assignment, such Purchaser shall for all purposes be a Bank party to this Agreement and shall have all rights and obligations of a Bank hereunder, to the same extent as if it were an original party hereto, and no further consent or action by the Company, the Banks or the Agent shall be required to release the transferor Bank with respect to the percentage of its Commitment, L/C Obligations and Loans assigned to such Purchaser. Upon the consummation of any assignment to a Purchaser pursuant to this Section
12.6, the transferor Bank, the Agent and the Company shall make appropriate

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


arrangements so that a replacement Note is issued to such transferor Bank and a new Note or, as appropriate, a replacement Note, is issued to such Purchaser, in each case in principal amounts reflecting their Commitment, as adjusted pursuant to such assignment.

          (g) The Company authorizes each Bank to disclose to any Participant or Purchaser or any other Person acquiring an interest hereunder by operation of law (each a "Transferee") and any prospective Transferee any and all information in such Bank's possession concerning the creditworthiness of the Company and its Subsidiaries; provided that each Transferee and prospective Transferee agrees to be bound by Section 12.10 of this Agreement.

     12.7. Survival. The obligations of the Company under Sections 6.1, 6.5, 9.19 and 12.3 hereof shall survive the repayment of the Loans and L/C Obligation and the termination of the Commitments.

     12.8. Captions. The table of contents and captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Agreement.

     12.9. Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Agreement by signing any such counterpart.

     12.10. Confidentiality. Each Bank and the Agent agree to use reasonable precautions to keep confidential, in accordance with their customary procedures for handling confidential information of this nature and in accordance with safe and sound banking practices, any non-public information supplied to it by the Company pursuant to this Agreement; provided that nothing herein shall limit the disclosure of any such information (a) to the extent required by statute, rule, regulation or judicial process, (b) to counsel for or other professional advisors to any of the Banks or the Agent, (c) to bank examiners, auditors or accountants, (d) to any other Bank, (e) in connection with any litigation to which any one or more of the Agent or Banks is a party or (f) to any Affiliate of the Agent or any Bank.

     12.11. Governing Law. THIS AGREEMENT, AND THE NOTES SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE INTERNAL LAW OF THE STATE OF ILLINOIS.

     12.12. Waiver of Jury Trial. THE COMPANY, THE AGENT AND THE BANKS HEREBY IRREVOCABLY WAIVE, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE L/C RELATED DOCUMENTS, THE NOTES OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY.



    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999



     12.13.    Consent To Jurisdiction.   THE COMPANY HEREBY ABSOLUTELY AND
IRREVOCABLY CONSENTS AND SUBMITS TO THE JURISDICTION OF THE COURTS OF THE STATE OF ILLINOIS OR THE UNITED STATES OF AMERICA HAVING SITUS IN COOK COUNTY, ILLINOIS IN CONNECTION WITH ANY SUITS, ACTIONS OR PROCEEDINGS BROUGHT AGAINST THE COMPANY BY THE AGENT OR ANY BANK ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE L/C RELATED DOCUMENTS, OR THE NOTES, AND IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF ANY SUCH SUIT, ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT. THE COMPANY HEREBY WAIVES AND AGREES NOT TO ASSERT IN SUCH SUIT, ACTION OR PROCEEDING, IN EACH CASE, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY CLAIM THAT (A) THE COMPANY IS NOT PERSONALLY SUBJECT TO THE JURISDICTION OF ANY SUCH COURT; (B) THE COMPANY IS IMMUNE FROM SUIT OR ANY LEGAL PROCESS (WHETHER THROUGH SERVICE OR NOTICE, ATTACHMENT PRIOR TO JUDGMENT, ATTACHMENT IN AID OF EXECUTION, EXECUTION OR OTHERWISE) WITH RESPECT TO IT OR ITS PROPERTY; (C) ANY SUCH SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM; (D) THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING IS IMPROPER; OR (E) THIS AGREEMENT, THE L/C RELATED DOCUMENTS, OR THE NOTES MAY NOT BE ENFORCED IN OR BY ANY SUCH COURT. NOTHING CONTAINED HEREIN SHALL AFFECT ANY RIGHT THAT THE AGENT OR ANY BANK MAY HAVE TO BRING ANY SUIT, ACTION OR PROCEEDING RELATING TO THIS AGREEMENT, THE L/C RELATED DOCUMENTS, OR THE NOTES AGAINST THE COMPANY OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION.

     12.14.    No Fiduciary Relationship.   The Company acknowledges and agrees
that the lending relationship hereby created with the Banks is and has been conducted on an open and arm's-length basis in which no fiduciary relationship exists between the Company and any Bank or the Agent and that the Company has not relied and is not relying on any such fiduciary relationship in consummating the transactions contemplated hereby.

     12.15.    Cancellation.   The Company acknowledges and agrees that any and
all commitments to lend under that certain Credit Agreement with Term Loan Conversion Options dated as of January 17, 1997, as amended, between the Northern and the Company are hereby terminated as of the date hereof.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

                    FANSTEEL INC.


                    By:                                                    Name:

                         Title:

                    Address:  Number One Tantalum Place
                              North Chicago, Illinois  60064

                    Attention:     R. Michael McEntee
                                   Chief Financial Officer

    Exhibit 4a - $30,000,000 Revolving Credit Agreement among Fansteel, Inc.
                 and Northern Trust Company as of May 20, 1999


                    Telecopy No:


                    THE NORTHERN TRUST COMPANY, as Agent


                    By:
                           Name:
                           Title:

                    Address:  50 South LaSalle Street
                    Chicago, Illinois  60675

                    Telecopy No.:  (312) 444-7028

                    Attention:     Daniel Hintzen

                    BANKS:

                    THE NORTHERN TRUST COMPANY, individually


                    By:
                           Name:
                           Title:

                    Telecopy No.:  (312) 444-7028

                    Attention:     Daniel Hintzen

                    M&I MARSHALL & ILSLEY BANK, individually


                    By:
                           Name:
                           Title:


                    By:
                           Name:
                           Title:

                    Address:  770 North Water Street
                    P.O. Box 2035
                    Milwaukee, Wisconsin  53201-2035

                    Telecopy No.:  (414) 765-7625

                    Attention:     Errol D. Barnett

                            Exhibit 4b - Form of Note



                                    EXHIBIT A



                                 (Form of Note)



                                 PROMISSORY NOTE

$                                                                   May 20, 1999


FOR VALUE RECEIVED, FANSTEEL INC., a Delaware corporation (the "Company"), hereby promises to pay to ____________________ (the "Bank"), for account of its respective Applicable Lending Offices provided for by the Revolving Credit Agreement referred to below, at the principal office of The Northern Trust Company at 50 South LaSalle Street, Chicago, Illinois, 60675, the principal sum of ____________ Dollars (or such lesser amount as shall equal the aggregate unpaid principal amount of the Loans made by the Bank to the Company under the Revolving Credit Agreement), in lawful money of the United States of America and in immediately available funds, on the dates and in the principal amounts provided in the Revolving Credit Agreement, and to pay interest on the unpaid principal amount of each such Loan, at such office, in like money and funds, for the period commencing on the date of such Loan until such Loan shall be paid in full, at the rates per annum and on the dates provided in the Revolving Credit Agreement.

The date, amount, and type of each Loan made on account of the principal thereof, shall be recorded by the Bank on its books and, prior to any transfer of this Note, such information with respect to such Loans then outstanding shall be endorsed by the Bank on the schedule attached hereto or any continuation thereof.

This Note is one of the Notes referred to in the Revolving Credit Agreement dated as of May 20, 1999 (as amended from time to time, the "Revolving Credit Agreement") among the Company, The Northern Trust Company, as Agent, and the Banks named therein, and evidences Loans made by the Bank thereunder. Capitalized terms used in this Note have the respective meanings assigned to them in the Revolving Credit Agreement.

The Revolving Credit Agreement provides for the acceleration of the maturity of the Loans evidenced by this Note upon the occurrence of certain events and for prepayments of such Loans upon the terms and conditions specified therein.

Except as permitted by Section 13.6 of the Revolving Credit Agreement, this Note may not be assigned by the Bank.


                            Exhibit 4b - Form of Note


THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE INTERNAL LAW OF THE STATE OF ILLINOIS.

PURSUANT TO THE REVOLVING CREDIT AGREEMENT, THE COMPANY HAS WAIVED ITS RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF THIS NOTE.

FANSTEEL INC.


By:
     Name:
     Title: