Form 10-Q
period 1999-09-30
FANSTEEL INC
filed 1999-11-15
CIK 34471

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

     For the period ended                September 30, 1999

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

                                             (X) Yes        ( ) No

                                 8,598,858
          (Number of shares of $2.50 par value common stock outstanding as of September 30, 1999)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 2

                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET

                                                     September 30, December 31,
                                                         1999          1998
                                                      (Unaudited)        *
     ASSETS
     Current Assets
      Cash and cash equivalents (including
       securities purchased under agreement
       to resell of $1,775,000 in 1998)              $    44,295   $ 2,031,835
      Accounts receivable - net                       19,504,887    22,148,457
      Inventories
       Raw material and supplies                       4,614,333     5,341,512
       Work-in-process                                15,967,134    15,177,294
       Finished goods                                  8,208,657     8,686,552
                                                      28,790,124    29,205,358
       Less reserve to state certain
        inventories at LIFO cost                       6,763,841     6,763,841
          Total inventories                           22,026,283    22,441,517
      Other assets - current
       Deferred income taxes                           2,490,511     2,575,684
       Other                                           1,184,783     1,325,492
           Total current assets                       45,250,759    50,522,985
     Net Assets of Discontinued Operations            21,607,191    13,668,396
     Property, Plant and Equipment
      Land                                             1,911,631     1,911,631
      Buildings                                       13,046,957    13,046,957
      Machinery and equipment                         57,383,604    55,552,823
                                                      72,342,192    70,511,411
      Less accumulated depreciation                   51,717,872    50,055,789
        Net Property, Plant and Equipment             20,624,320    20,455,622
     Other Assets
      Prepaid pension asset                              690,283             -
      Deferred income taxes                              706,526     1,087,598
      Goodwill                                         2,725,244     2,897,972
      Other                                               80,956        84,799
        Total Other Assets                             4,203,009     4,070,369

     Total Assets                                    $91,685,279   $88,717,372






                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 3

                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                     September 30, December 31,
                                                        1999          1998
                                                     (Unaudited)         *

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                               $ 9,751,845    $11,185,587
      Accrued liabilities                             11,777,228     10,733,582
      Accrued income taxes                               837,855        707,772
      Current maturities of long-term debt               279,049        306,578
           Total current liabilities                  22,645,977     22,933,519

     Long-term Debt                                    2,306,746      2,506,746
     Other Liabilities
      Discontinued operations and environmental
       remediation                                    15,646,000     15,646,000
      Pension liabilities                                                84,017
            Total other liabilities                   15,646,000     15,730,017
     Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                -              -
      Common stock, par value $2.50
       Authorized 12,000,000 shares
       Issued and outstanding 8,598,858 shares        21,747,145     21,497,145
       Capital in excess of par value                    316,000              -
       Unamortized cost of restricted stock awards      (439,553)             -
       Retained earnings                              34,240,809     30,829,632
       Other comprehensive income
         Minimum pension liability                    (4,778,714)    (4,778,714)
         Foreign currency translation                        869           (973)
          Total other comprehensive income            (4,777,845)    (4,779,687)

         Total Shareholder's Equity                   51,086,556     47,547,090

     Total Liabilities and Shareholders' Equity      $91,685,279    $88,717,372


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

FANSTEEL INC.                                                          Form 10-Q
                        CONSOLIDATED STATEMENT OF INCOME                  Page 4
                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                  September 30,  September 30,
                                                      1999           1998

     Net sales                                    $ 34,743,999   $ 36,746,257

     Costs and expenses
      Cost of products sold                         29,020,736     31,074,206
      Selling, general and administrative            4,453,804      4,387,661

                                                    33,474,540     35,461,867


     Operating income                                1,269,459      1,284,390

     Other income (expense)
      Interest income on investments                       206        113,101
      Interest expense                                 (26,562)       (29,876)
      Other                                            (57,632)       (33,996)

                                                       (83,988)        49,229


     Income before income taxes                      1,185,471      1,333,619


     Income tax provision                              360,000        509,000


     Net income                                   $    825,471   $    824,619

     Weighted average number of common               8,598,858      8,598,858
      shares outstanding


     Basic and diluted net income per share              $0.10          $0.10



     Dividends per common share                          $   -          $   -






                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 5

                                  FANSTEEL INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                   For the Nine Months Ended
                                                  September 30,  September 30,
                                                      1999           1998

     Net sales                                    $110,015,590   $116,179,452

     Costs and expenses
      Cost of products sold                         90,836,079     96,439,293
      Selling, general and administrative           13,989,196     13,440,039

                                                   104,825,275    109,879,332


     Operating income                                5,190,315      6,300,120

     Other income (expense)
      Interest income on investments                    14,935        405,247
      Interest expense                                 (81,688)       (73,120)
      Other                                           (128,385)        30,157

                                                      (195,138)       362,284


     Income before income taxes                      4,995,177      6,662,404


     Income tax provision                            1,584,000      2,488,000

     Net income                                   $  3,411,177   $  4,174,404


     Weighted average number of common
      shares outstanding                             8,598,858      8,598,858



     Basic and diluted net income per share              $0.40          $0.49



     Dividends per common share                          $   -          $   -







                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 6

                                  FANSTEEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

     FOR THE NINE MONTHS ENDED SEPTEMBER 30,          1999           1998
                                                       Increase (decrease) in
                                                     cash and cash equivalents
     Cash flows from operating activities:

      Net income                                  $ 3,411,177    $ 4,174,404

      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization               1,894,951      1,715,517
        Amortization of unearned stock awards         126,447              -
        Net pension (credit)                         (774,300)      (242,734)
        Deferred income tax charge                    466,245        956,084
        Gain from disposals of property, plant,
          and equipment                                (4,847)      (135,062)
       Changes in assets and liabilities:
        Decrease in marketable securities                   -         41,196
        Decrease (increase) in accounts
         receivable                                 2,643,570       (842,342)
        Decrease (increase) in inventories            415,234     (3,181,883)
        Decrease in other assets - current            140,709        354,664
        (Decrease) increase in accounts payable
         and accruals                                (388,254)     1,031,368
        Increase (decrease) in income taxes
         payable                                      130,083       (199,087)
        Decrease (increase) in other assets             3,843       (255,115)
       Net cash provided by operating activities    8,064,858      3,417,010

     Cash flows from investing activities:
       Payment for property, plant and equipment
        for Fansteel de Mexico in 1998                      -     (3,779,307)
       Additions to property, plant and equipment  (1,897,074)    (2,960,053)
       Increase in net assets of discontinued
         operations-design, engineering and
            equipment for processing plant         (7,938,795)    (6,374,424)
       Proceeds from disposition of marketable
        securities - current                                -      5,000,000
       Proceeds from sale of property, plant and
           equipment                                   11,000        246,538
      Net cash (used in) investing activities      (9,824,869)    (7,867,246)

      Cash flows from financing activities:
       Proceeds from long-term debt                    30,000      1,225,000
       Payments of long-term debt                    (257,529)      (285,370)
      Net cash (used in) provided by financing
          activities                                 (227,529)       939,630

     Net (decrease) in cash and cash equivalents   (1,987,540)    (3,510,606)

     Cash and cash equivalents at beginning of

      period                                        2,031,835      8,038,229

     Cash and cash equivalents at September 30    $    44,295    $ 4,527,623

                (See Notes to Consolidated Financial Statements)

                         PART 1 - FINANCIAL INFORMATION              Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 7

FANSTEEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Consolidated Financial Statements


  The consolidated balance sheet at September 30, 1999 and the consolidated statements of income for the three months and nine months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

  The Company's line of credit was increased to $33 million on May 20, 1999. The revolving line of credit expires on May 20, 2002. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues, insurance policies, and development loans. Total unused lines of credit were $24.9 million as of September 30, 1999.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption of this Statement has no impact on net income or shareholders' equity. Statement 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. For the nine months ended September 30, 1999 total comprehensive income was $1,842 more than net income due to foreign currency translation gains. For the nine months ended September 30, 1998 total comprehensive income was equal to net income.

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


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 8

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into three business segments: Industrial Tools, Advanced Structures and Industrial Metal Components. Net sales and operating income for the third quarter and nine months ended September 30, 1999 and 1998 for each of the Company's business segments are summarized below:

                               Third Quarter                 Nine Months
                             1999          1998          1999          1998

   Net Sales:

Industrial Tools

     Sales               $13,563,567   $14,503,674   $ 41,590,096  $ 44,959,462
     Intersegment sales       (4,092)         (525)        (8,965)       (5,332)
                          13,559,475    14,503,149     41,581,131    44,954,130


Advanced Structures

     Sales                11,413,763    12,439,296     36,500,126    40,337,561
     Intersegment sales            -             -              -             -
                          11,413,763    12,439,296     36,500,126    40,337,561



Industrial Metal Components

     Sales                 9,803,671     9,804,468     31,977,500    30,901,187
     Intersegment sales      (32,910)         (656)      (43,167)       (13,426)
                           9,770,761     9,803,812     31,934,333    30,887,761

   Total Net Sales       $34,743,999   $36,746,257   $110,015,590  $116,179,452


   Operating Income
    (Expense):

    Industrial Tools     $   875,772   $   870,940   $ 3,221,238   $ 2,973,532

    Advanced Structures     (110,934)      184,020       658,079     1,913,661

    Industrial Metal
     Components              513,162       239,065     1,837,848     1,449,792

    Corporate                ( 8,541)       (9,635)     (526,850)      (36,865)

   Total Operating
   Income (Expense)      $ 1,269,459   $ 1,284,390   $ 5,190,315   $ 6,300,120





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

Quarter Ended September 30, 1999 Compared with Quarter Ended September 30, 1998

  Fansteel's third quarter, 1999 net sales were $34,744,000, a decrease of $2,002,000 or 5.4%, from third quarter 1998 net sales of $36,746,000. Lower demand for tungsten carbide cutting tools used by the metal working industry and for forgings used in the aircraft market, partially offset by increased sales of investment castings and road construction tools, accounted for the change in sales.

  Operating income for the Company was $1,269,000 for the third quarter of 1999 compared with $1,284,000 in the third quarter of 1998. Operating income as a percentage of sales was 3.7% in the third quarter 1999 compared with 3.5% in the third quarter of 1998. Despite the lower sales volume, reduced operating costs, tight control of expenses and the full production of the Fansteel de Mexico operation allowed for the improvement to operating income as a percentage of sales.

  The Company incurred other expenses of $84,000 in the third quarter of 1999 compared with other income of $49,000 in the third quarter of 1998. Interest income in the current quarter was lower as less cash was available for investment due to expenditures for the start-up of Fansteel de Mexico and the reclamation plant in Muskogee, Oklahoma.

  Net income for the third quarter of 1999 was $825,000, or $.10 per share, the same as the prior year. Net income as a percentage of sales was 2.4% for the third quarter of 1999 compared with 2.2% for the same quarter of the prior year. The effective tax rate was lower in the third quarter of 1999 compared with the third quarter of 1998 due to the reduction in the valuation allowance for deferred taxes related to environmental reserves which had a favorable impact on third quarter, 1999 net income of $.01 per share.

  Industrial Tools business segment net sales for the third quarter of 1999 were $13,559,000 compared with $14,503,000 in the third quarter of 1998, a decrease of $944,000, or 6.5%. Most of the decline in this segment occurred due to the slowdown in the metal working industry which resulted in lower demand for tungsten carbide cutting tools. Decreased sales of coal mining tools occurred as coal production slowed considerably in the third quarter of 1999. Wear parts used for downhole drilling products declined, but showed signs of improvement during the latter part of the third quarter in conjunction with the recent increase in oil prices. Third quarter 1999 construction tool sales
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 10

improved 70.5% over the same period of the prior year due to another quarter of strong sales from continued demand for the new pyramid-tipped tool and the high level of road repair activity.

  Industrial Tools operating income for the third quarter of 1999 was $876,000 compared with $871,000 in the same period of 1998. As a percentage of net sales, Industrial Tools operating income was 6.5% for the current quarter compared with 6.0% for the same period of the prior year. Despite the sales decline in this segment, operating income benefited from lower operating costs and tight control on expenses.

  Advanced Structures business segment net sales for the third quarter of 1999 were $11,414,000, a decrease of 8.2%, from third quarter 1998 net sales of $12,439,000. Sales of forgings and machined aircraft parts declined as a result of the slowdown in the aircraft industry and inventory adjustments made by key customers. While sales of sand castings are down from last year, increased sales of tooling for the sand castings provided a positive increase overall in the sand casting product line compared with the prior year.

  Advanced Structures had an operating loss of $111,000 for the third quarter of 1999 compared with operating income of $184,000 for the third quarter of 1998. Third quarter 1999 results were negatively impacted by losses at the sand casting operation that resulted from an unfavorable product mix and higher than normal scrap. Operating income also decreased due to the lower sales volume at the forging operation.

  Industrial Metal Components business segment net sales for the third quarter of 1999 were $9,771,000 compared with third quarter 1998 net sales of $9,804,000. Investment castings sales are up 16.1% over the third quarter of last year due to increased volume from the truck engine and marine customers. Sales of wire formed product sales declined with demand for lawn and garden products lower as a result of the summer drought in the South and the East and due to inventory adjustments by key customers. Sales of powdered metal components were also negatively impacted by weaker demand from the lawn and garden industry.

  Operating income for the Industrial Metal Components for the third quarter of 1999 was $513,000 compared with $239,000 for the same period of 1998. As a percentage of net sales, operating income was 5.3% for the third quarter of 1999 compared with 2.4% in the same period last year. Results for the third quarter of 1998 reflect capacity constraints experienced at the investment casting facility as it struggled to meet escalating demand. The addition of the Fansteel de Mexico facility, which came into full production in 1999, relieved the capacity situation and lowered operating costs.



Nine Months Ended September 30, 1999 Compared with the Nine Months Ended September 30, 1998

  Net sales for the first nine months of 1999 were $110,016,000 compared with $116,179,000 for the same period in 1998, a decrease of $6,163,000, or 5.3%. The year-to-date decline in sales is reflective of the slowdowns in the metalworking and aircraft industries.

  Operating income for Fansteel for the nine months ended September 30, 1999 was $5,190,000 compared with $6,300,000 in the nine months of 1998, a decrease of $1,110,000, or 17.6%. The decrease resulted from the lower sales volume and a one-time charge in the first quarter of 1999 related to management changes.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 11

  Other expenses of $195,000 for the Company were incurred in the first nine months of 1999 compared with other income of $362,000 for the same period of 1998. Interest income was lower in 1999 due to less cash being available for investment due to expenditures for the start-up of Fansteel de Mexico and continued expenditures for the reclamation plant in Muskogee, Oklahoma. Results in 1998 included nonrecurring gains of $127,000 from the sale of excess land.

  Net income for the first nine months of 1999 was $3,411,000 or $.40 per share compared with $4,174,000 or $.49 per share for the same period of 1998. One-time charges related to management changes in the first quarter of 1999 decreased earnings by $.04 per share for the first nine months of 1999. The effective tax rate was lower in the first nine months of 1999 compared with the same period of the prior year due to the reduction in the valuation allowance for deferred taxes related to environmental reserves, which had a favorable impact on net income in 1999 of $.03 per share.

  Net sales for the Industrial Tools business segment for the first nine months of 1999 were $41,581,000 compared with $44,954,000 for the same period of 1998, a decrease of $3,373,000, or 7.5%. Tungsten carbide cutting tool sales, which have slowed since the first half of 1998, have experienced lower demand from the metal working market. Wear part sales have also declined, particularly for downhole drilling products as the oil industry has suffered from low oil prices in the first nine months of 1999. Construction tool sales have more than doubled from the same period of 1998 due to strong demand for the new pyramid-tipped construction tool and the high level of activity in road construction programs. Despite the decline in the third quarter of 1999, coal mining tool sales remained nearly even with the prior nine months due to the addition of a key distributor at the end of the third quarter of 1998.

  Industrial Tools operating income for the first nine months of 1999 was $3,221,000, an increase of $247,000, or 8.3%, compared with the $2,974,000 for the same period of 1998. As a percentage of net sales, operating income was 7.7% for the first nine months of 1999 compared with 6.6% in the same period of the prior year. Despite the decline in sales, operating income improved due to continuing efforts to reduce operating costs.

  Advanced Structures business segment net sales for the first nine months of 1999 were $36,500,000, a decrease of 9.5% compared with $40,338,000 in the same period of 1998. Sales of forgings and machined aircraft parts declined due to the slowdown in the aircraft market. Sales of magnesium and aluminum sand casting products have improved due to increased tooling sales.

  Advanced Structures operating income for the period ended September 30, 1999 was $658,000 compared with $1,914,000 for the same period of 1998. As a percentage of net sales, operating income for the nine months ended September 30, 1999 fell to 1.8% compared with 4.7% for the same period of the prior year. Operating income was negatively impacted by lower sales volume and inefficiencies related to equipment utilization at the forging location. The sand casting operation's third quarter loss, which resulted from higher than normal scrap and an unfavorable product mix, also negatively impacted the first nine month's operating income for this segment.

  Industrial Metal Components business segment net sales for the first nine months of 1999 were $31,934,000, an increase of 3.4% compared with $30,888,000 in the first nine months of 1998. Additional capacity from Fansteel de Mexico allowed for increased investment casting sales of engine components for the medium-duty truck industry as well as the addition of parts for the marine industry. Sales of both wire formed products and powdered metal components declined in the first nine months of 1999, primarily due to lower demand from
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 12


the lawn and garden market and due to inventory adjustments made by key customers.

  Industrial Metal Components operating income for the period ended September 30, 1999 was $1,838,000, an increase of $388,000 compared $1,450,000 in the same period of 1998. As a percentage of net sales, operating income for the first nine months of 1999 improved to 5.8% from 4.7% for the same period of the prior year. Improvement to operating income resulted from lower operating costs associated with full production at the Fansteel de Mexico facility.

  Order backlog at September 30, 1999 was $48,615,000, a decrease of $9,548,000, or 16.4%, from September 30, 1998. Advanced Structures experienced the largest decline in backlog, with reduced orders from aircraft manufacturers. The Industrial Tools backlog also declined due to the slowdown in the metal working industry. Industrial Metal Components backlog improved due to increased orders for investment castings.

Outlook

  Sales and order rates in a number of key markets including metalworking and the commercial aircraft market experienced decreases in the last half of 1998 compared to the first half of 1998. For the first nine months of 1999, these markets remained at a lower level. Growth will depend on opportunities from improvements in the Company's production processes, new product development, and investment in capital equipment. The Company is seeking increased share of current markets, as well as new markets, through investment in current operating units, such as the 1998 Fansteel de Mexico start-up which began full production in 1999. Cost control programs remain active in all operating plans throughout the Company.


Liquidity and Capital Resources

   Cash and cash equivalents were $44,000 at September 30, 1999, a decrease of $1,988,000 from December 31, 1998. In accordance with management's program to expand the operations of the Company, investments of $1,897,000 were made in capital equipment. Engineering, equipment and start-up costs of $7,939,000 were incurred for the processing plant being built for reclamation and decommissioning purposes in Muskogee, Oklahoma.

   In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

   Cash, cash equivalents and marketable securities on hand have been sufficient to date to meet the demands of working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, the Company's line of credit was increased to $33 million on May 20, 1999. This agreement expires May 20, 2002. As of September 30, 1999, there were no borrowings from the revolving line of credit, but $8.1 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies and development loans. The Company may further use a portion of this unused credit during 1999 to fund the start-up of the reclamation processing plant in Muskogee.

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


Environmental Remediation and Discontinued Operations

     The Company discontinued its Metal Products business segment in 1989. Environmental reclamation and decommissioning is required for the segment's primary plant that processed certain ores that are subject to regulations of several government agencies. The residues from these processed ores were stored on-site. Remaining assets were written down to estimated realizable value, and provisions were made for the estimated costs for decommissioning. Prior to decommissioning, the Company expects to operate for approximately ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which will materially reduce the amount of radioactive materials to be disposed of during decommissioning. The processing plant will extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues. Pilot production processing began in the third quarter of 1999.

  The Company, in association with outside consultants, developed a decommissioning plan for the site involved including construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterization after residue processing ceases to determine whether additional contaminated soils exist which may require remediation , and submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. The NRC requested in May 1999 that the Company change its submittal to separate the property (approximately 100 acres) being considered for unrestricted use from property (approximately 10 acres) being considered for the on-site containment cell. The unrestricted use property plan was submitted in June 1999 and approved in August 1999, with the NRC license amended accordingly. The plan dealing with the on-site containment cell was submitted in August 1999. In September 1999, the NRC published its intent to review this submittal for the purpose of amending the license. In response to the notice, a petition was filed with the NRC by the Oklahoma Attorney General requesting a hearing in order to dispute the appropriateness of constructing the on-site containment cell. If a hearing is granted, the Company expects that it would be held no earlier than the conclusion of the NRC's initial review of the plan, which should require about one year.

     In October 1995 the NRC advised the Company that a decommissioning funding plan cost estimate based upon on-site disposal of most of the radioactive wastes at the site was appropriate to consider. The NRC cautioned the Company, however, that on-site disposal may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. The approval process for on-site containment can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, and will be approved, based on current NRC regulations or provisions of the Nuclear Waste Policy Act of 1982. However, there is no assurance that a plan providing for on-site containment will ultimately be


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 14


approved. Implementation of a decommissioning plan for the Company's site that includes off-site disposal may not be financially feasible.

   The NRC decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The level of assurance for decommissioning, including on-site containment, is currently $4,456,000 provided through letters of credit. The amount does not include assurance for costs of operation of the residue processing facility even though the NRC had previously indicated that the cost of processing should be included in the cost estimate. This level of assurance, however, may be changed upon further review by the NRC. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

     At September 30, 1999 the Company had recorded liabilities of $9.3 million for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues and the Company's estimated share of costs at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

     The estimated net costs of reclaiming and decommissioning the first site during the residue processing period include estimated annual revenues of approximately $8 million per year over the ten year processing period and estimated annual operating costs, including depreciation, of approximately the same amount, related to residue processing. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which will result from the increased quantities of certain of these materials made available for sale. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time. The estimated costs of residue processing were developed by Company personnel and independent consultants using third-party evaluations based on the pilot testing performed. Unforeseen production complications could cause processing costs to increase from current estimates.

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


     At September 30, 1999 the Company had recorded liabilities of $8.0 million for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.


Year 2000 Readiness Disclosure

     Many existing information technology ("IT") products and systems and non-IT products and systems containing embedded processor technology were originally programmed to represent any date by using six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, such products and systems may experience miscalculations, malfunctions, or disruptions when attempting to process information containing dates that fall after December 31, 1999. These potential problems are collectively referred to as the "Year 2000" problem. The following comments summarize the Company's overall approach and status with respect to Year 2000 issues.

     The Company has been engaged in an ongoing, comprehensive project to assess and remediate the impact on its computer systems and programs of the Year 2000 problem. The assessment process began in late 1996 with the inventory of all potentially affected hardware and software, along with a determination as to whether or not they may be impacted by the Year 2000. This assessment has been completed. All affected hardware has been replaced. All software developed in-house has been reviewed and necessary modifications or replacements made with minimal final testing to be completed before year-end. The Company has identified software supplied by outside vendors which is not Year 2000 compliant. With respect to the critical applications, the Company has acquired the most recent releases or purchased replacement software that is Year 2000 compliant. Implementation and testing of new releases and new software is scheduled to be completed before year-end. Non-critical applications are being reviewed on an ongoing basis with revision or replacement being made as needed.

     The Company began an assessment in 1998 of non-IT products and systems that may contain embedded processor technology that will not recognize the Year 2000 properly. This assessment was completed during the second quarter of 1999. No significant issues have been identified with non-IT products and systems. All remedial actions are expected to be completed before year-end.

     The total Year 2000 costs are estimated at approximately $1.2 million, which includes new hardware, new software and upgrades to existing computer equipment, as well as training for these new systems. Three year or four year operating leases have been obtained for a majority of the new IT products and systems, most of which would have been done through normal operations of the information systems. Approximately 20% of the total expenditures were made in 1997 with an additional 25% made in 1998, and 30% expected in 1999. The remaining 25% will be expended in future years in relation to terms of applicable leases.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 16


     The Company initiated communications using questionnaires with key suppliers and customers in 1998 to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 problems. Key suppliers were determined based upon the amount of business and importance to the Company of the material or services provided. The initial contacts were with financial institutions which provide banking and employee benefit services. All of those financial institutions have responded by identifying their plans to become Year 2000 compliant and now provide periodic reports on their progress. All key suppliers and customers have also been contacted using questionnaires. This process will be ongoing throughout the remainder of 1999 by reviewing responses, obtaining updates, requesting additional follow-up information, and identifying new key suppliers and customers. To date, no negative responses have been received, but there is no guarantee that systems of other companies on which the Company's systems rely will be converted timely and would not have a material adverse effect on the Company's systems.

    The Year 2000 project is estimated to be completed in 1999 prior to any anticipated impact on the Company's IT and non-IT products and systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its systems.

     The Company continues to analyze possible scenarios as part of the Year 2000 project which could have a negative impact. An area of concern that is considered low risk, but potentially high impact would be widespread long-term utility failures resulting in a shutdown of the Company's operations. The Company has little ability to correct such a utility failure. At this time, the Company is unable to determine the impact or likelihood of such a utility failure. Another area considered by the Company to be low risk and potentially high impact is the foreign supply of raw materials. The Company has developed contingency plans to address continued short-term supply of these materials, but long-term shortages may result in price increases well into the year 2000. The amount of these price increases and the Company's ability to pass on such increases to our customers is not determined at this time. The Company continues to evaluate all key components of its operations and is developing related contingency plans as more information becomes available. The Company has developed its contingency plans for the risks identified.

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

        b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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



                                       Fansteel Inc.
                                   (Registrant)








Date -11/12/99                /s/Gary L. Tessitore
                                 Gary L. Tessitore
                             Chairman, President, and Chief Executive Officer




Date -11/12/99                /s/R. Michael McEnteee
                                 R. Michael McEntee
                             Vice President and Chief Financial Officer