Form 10-K
period 1999-12-31
FANSTEEL INC
filed 2000-03-29
CIK 34471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 21, 2000 was $15,606,498.

                                  8,698,858
  (Number of shares of common stock outstanding as of February 21, 2000)

Part III incorporates information by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2000.

The total number of pages in this Form 10-K is 51 with the exhibit index being on page 50.



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

    (b) Incorporated by reference from the Notes to Consolidated Financial Statements pages 30 through 45.

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




ITEM 1 - BUSINESS   (Contd.)

    (c)(1)(i)
                  The percentage of net sales for classes of similar products which equaled or exceeded ten percent of the Company's consolidated net sales for the years indicated is set forth below:

                                                          Consolidated Net Sales

                      Products         Business Segment   1999     1998     1997


                Tungsten carbide
                  cutting tools      Industrial Tools      25%      26%      27%

                Nonferrous           Advanced
                  forgings           Structures            12       16       15

                Investment           Industrial Metal
                  castings           Components            12       10       10


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




ITEM 1 - BUSINESS   (Contd.)

    (c)(1) (vi)   The Company serves a wide variety of industries.  No one
                  individual customer accounts for a significant portion of the Company's overall business.

                  Substantial sales for those operating units within the Advanced Structures segment servicing the aerospace market are concentrated in a relatively small customer base. The loss of any individual customer within this base could have an adverse effect on the segment. Relations with these customers have existed for years and the Company believes them to be sound. However, in the last half of 1998 the major commercial aircraft producers significantly revised their production schedules for 1999 and later years. As a result, the forgings and machining product lines within the Advanced Structures business segment experienced a notable decline in order activity for 1998 and 1999.

          (viii) The backlog of orders not shipped and believed to be firm as of the dates shown are set forth below (in thousands):

                                                       December 31,

                                                    1999         1998

                    Industrial Tools              $  5,681     $  5,723
                    Advanced Structures             33,213       38,482
                    Industrial Metal Components     10,918       10,180
                                                  $ 49,812     $ 54,385


                  In the Industrial Tools and Industrial Metals Components business segments, virtually all backlog is shipped in less than 12 months, generally within 3 months. In the Advanced Structures segment, shipments are typically made between 1 and 24 months after an order is received. The Company believes that approximately 97% of the backlog at December 31, 1999 will be shipped before the end of 2000.

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



ITEM 1 - BUSINESS   (Contd.)

    (c) (1)(x)    In general, the Company competes in its markets on the basis of technical expertise, product reliability, quality, sales support, availability and price. Most of the Company's products are sold in highly competitive markets, and some of the Company's competitors are larger in size and have greater financial resources than Fansteel.

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

    (xii) The Company expensed $460,000 to continuing operations in 1999 for costs related to compliance with government environmental regulations. The Company did not have any capital expenditures in 1999 related to government environmental regulations. During 1999, the Company paid $649,000 for continuing operations for environmental remediation for which liabilities had been established in previous years. In addition to the two sites included in the discontinued operations, the Company has a total of seven sites at other Company facilities where environmental remediation is ongoing or will be undertaken. Certain of these sites were identified as a result of environmental studies conducted by the Company during 1997 at all of its owned sites, including testing of soil and groundwater at selected sites as indicated by the environmental studies.

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

                  The Company has accrued for estimated environmental investigatory and noncapital remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. An additional
ITEM 1 - BUSINESS   (Contd.)

    (c) (1)(xii)  provision of $6,900,000 for continuing operations was recorded in 1997 for the estimated potential exposure for such costs expected to be incurred in the future. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.

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

                  The Company, in association with outside consultants, developed a decommissioning plan for the site involved including construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterization after residue processing ceases to determine whether additional contaminated soils exist which may require remediation, and submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. The NRC requested in May 1999 that the Company change its submittal to separate the property (approximately 100 acres) being considered for unrestricted use from property (approximately 10 acres) being considered for the on-site containment cell. The unrestricted use property plan was submitted in June 1999 and approved in August 1999, with the NRC license amended accordingly. The plan dealing with the on-site containment cell was submitted in August 1999. In September 1999, the NRC published its intent to review this submittal for the purpose of amending the license. In response to the notice, a petition was filed with the NRC by the Oklahoma Attorney General requesting a hearing in order to dispute the appropriateness of constructing the on-site containment cell. If a hearing is granted, the Company expects that it would be held no earlier than the conclusion of the NRC's initial review of the plan, which should require about one year.

ITEM 1 - BUSINESS   (Contd.)

    (c) (1)(xii)  In October 1995 the NRC advised the Company that a decommissioning funding plan cost estimate based upon on-site disposal of most of the radioactive wastes at the site was appropriate to consider. The NRC cautioned the Company, however, that on-site disposal may require preparation of an Environmental Impact Statement and that, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. The approval process for on-site containment can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, and will be approved, based on current NRC regulations or provisions of the Nuclear Waste Policy Act of 1982. However, there is no assurance that a plan providing for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site that includes off-site disposal may not be financially feasible.

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

                  During 1999, the Company paid $100,000 for discontinued operations for environmental remediation and decommissioning for which liabilities had been established in previous years. In addition, the Company expended $10,407,000 for design, engineering costs, and equipment for the processing plant.

                  At December 31, 1999 and 1998, the Company had recorded liabilities of $9.7 million and $9.8 million, respectively, for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues and the Company's estimated share of costs at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive

ITEM 1 - BUSINESS   (Contd.)

    (c)(1)(xii) Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

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

     (xiii)   The Company employed 1,222 persons as of December 31, 1999.

    (d) Net sales, income and identifiable assets of foreign operations and export sales are not significant. The Company considers the United States as one inseparable geographic area for its domestic operations.




ITEM 2 - PROPERTIES

                  Manufacturing facility locations and corresponding square footage are as follows:

                                             Business           Square Feet
                 Location                   Segment       Owned   Leased  Total

                 Plantsville, Connecticut   Industrial    60,000       0  60,000
                                            Tools

                 Gulfport, Mississippi      Industrial    32,000       0  32,000
                                            Tools

                 Latrobe, Pennsylvania      Industrial    43,000       0  43,000
                                            Tools

                 Lexington, Kentucky        Industrial    98,000   2,000 100,000
                                            Tools

                 Los Angeles, California    Advanced      48,000   5,000  53,000
                                            Structures

                 San Gabriel, California    Advanced           0   9,000   9,000
                                            Structures

                 Creston, Iowa              Advanced     293,000       0 293,000
                                            Structures

                 Sarasota, Florida          Industrial     6,000       0   6,000
                                            Metal
                                            Components

                 Addison, Illinois          Industrial         0  46,000  46,000
                                            Metal
                                            Components

                 Reynosa, Mexico            Industrial    69,000       0  69,000
                                            Metal
                                            Components

                 Washington, Iowa           Industrial   100,000       0 100,000
                                            Metal
                                            Components

                 Emporium, Pennsylvania     Industrial    44,000       0  44,000
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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of 1999.



EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

  Set forth below are the principal executive officers and directors of the
Company:

                                                           Years of Service
                                                                           In
                          Position with the Company and      With       Present
    Name           Age    Principal Occupation               Fansteel   Position

    Gary L.        55     Director; Chairman of the Board,       1          1
    Tessitore             President and Chief Executive
                          Officer

    Edward P.      58     Director; Personal Investments         3          3
    Evans


    Robert S.      55     Director; Chairman and Chief           8          8
    Evans                 Executive Officer, Crane Co.

    Thomas M.      62     Director; Personal Investments        14         14
    Evans, Jr.

    Peter J.       50     Director; Kirkpatrick and              4          4
    Kalis                 Lockhart, LLP (Attorneys);
                          Chairman of the Management
                          Committee

    R. Michael     46     Vice President and Chief              20          9
    McEntee               Financial Officer

    Michael J.     47     Vice President, General Counsel       14         13
    Mocniak               and Secretary

    Jack S.        70     Director; Vice President and          15         15
    Petrik                Director (Retired), Turner
                          Broadcasting System, Inc.

    Jack W.        55     Vice President, Operational            1          1
    Stawski               Analysis and Process Improvement



Additional information as to Directors of the Company is herein incorporated by reference to the information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders on April 26, 2000.



                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                  The New York Stock Exchange is the principal market upon which the shares of the Company are traded.

                  The number of shareholders of the Company as of February 21, 2000 were 708.

                  Per share stock market and dividend information for each quarter of the last two fiscal years are set forth below:

                                                                         Cash
                                                                       Dividends
                                               High          Low       Declared

                  1999:
                    First Quarter           $ 6 1/4       $ 5            $  -
                    Second Quarter            6 1/16        4 7/8           -
                    Third Quarter             6 1/4         4               -
                    Fourth Quarter            4 11/16       3 5/8           -




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



ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data for the Company for the five year period ended December 31, 1999 are as follows:

                                    Years Ended December 31,
  (thousands of dollars
  except per share          1999       1998       1997       1996       1995
  data)
  Operating Results
   Net Sales              $144,394   $153,797   $140,194   $120,834   $102,598
   Income (Loss) from
      Continuing
        Operations           3,916      5,406     (2,508)     4,277      3,333
   Loss from Discon-
     tinued Operations           -          -     (5,856)         -          -
   Net Income (Loss)         3,916      5,406     (8,364)     4,277      3,333
   Per Weighted Average
    Common Shares
     Outstanding: (a)
      Income (loss)
  from       continuing
                               .46        .63       (.29)       .50        .39
  operations
      Loss from
       discontinued              -          -       (.68)         -          -
        operations             .46        .63       (.97)       .50        .39
      Net income (loss)          -          -          -          -        .30
      Cash dividends
      Shareholders'           6.56       5.53       5.46       6.43       5.93
       equity



  Financial Position
    Working capital       $ 21,553   $ 27,589   $ 35,126   $ 28,542   $ 21,862
    Net property, plant
     and equipment          20,318     20,456     14,665     14,306     10,220
    Total assets            98,438     88,717     88,832     82,127     74,530
    Long-term debt           2,271      2,507      1,600      1,779        298
    Shareholders'           56,417     47,547     46,920     55,284     51,023
  equity



  Other Data
    Weighted average
     common shares
      outstanding        8,598,858  8,598,858  8,598,858  8,598,858  8,598,858
    Number of
     shareholders (b)          727        772        826        812        891

    Number of employees      1,222      1,283      1,127      1,031        911


(a)  Basic earnings per share and diluted earnings per share are the same.
(b) Number of shareholders consists of the approximate shareholders of record which include nominees and street name accounts.



ITEM 6 - SELECTED FINANCIAL DATA

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     (thousands of dollars except per
     share data)                       Mar. 31,  Jun. 30,   Sep. 30,   Dec. 31,

     1999
      Net sales                        $ 37,045  $ 38,226   $ 34,744   $ 34,379
      Gross profit                        6,452     7,004      5,724      5,397
      Net income                          1,012     1,573        825        506
      Net income per weighted average
       common shares outstanding (a)        .12       .18        .10        .06

     1998
      Net sales                        $ 39,789  $ 39,644   $ 36,746   $ 37,618
      Gross profit                        7,186     6,882      5,672      6,461
      Net income                          1,729     1,621        825      1,231
      Net income per weighted average
       common shares outstanding (a)        .20       .19        .10        .14



(a) Basic earnings per share and diluted earnings per share are the same.

Results in the first quarter of 1999 include one-time charges related to management changes which decreased earnings by $.04 per share.

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


Results of Operations - 1999 Compared to 1998

   Net sales for Fansteel in 1999 were $144,394,000 compared with $153,797,000 in 1998, a decrease of $9,403,000, or 6.1%. Increased sales of investment castings and road construction tools were more than offset by lower sales of forgings to the aircraft market and tungsten carbide cutting tools to the metalworking industry.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)


  The Company's operating income for 1999 was $5,854,000 compared with $8,320,000 in 1998, a decrease of $2,466,000, or 29.6%. The decrease resulted primarily from the lower sales volume and one-time charges for management changes and inventory write-offs.

  The Company incurred other expenses of $222,000 in 1999 compared with other income of $319,000 in 1998. Interest income was lower in 1999 due to less cash being available for investment due to expenditures for the start-up of Fansteel de Mexico and continued expenditures for the reclamation plant in Muskogee, Oklahoma. Results in 1998 included nonrecurring gains of $127,000 from the sale of unused land.

  The Company's net income for 1999 was $3,916,000, or $.46 per share, compared with $5,406,000, or $.63 per share, for 1998. One-time charges related to management changes in the first quarter of 1999 decreased earnings by $.04 per share in 1999. The effective tax rate was lower in 1999 compared with the prior year due to the reduction in the valuation allowance for deferred taxes related to environmental reserves, which had a favorable impact on net income in 1999 of $.04 per share.

  Net sales for the Industrial Tools business segment for 1999 were $55,025,000 compared with $58,437,000 for 1998, a decrease of $3,412,000, or 5.8%. Tungsten carbide cutting tool sales, which have slowed since the first half of 1998, experienced lower demand from the metalworking market. Wear part sales also declined, primarily for downhole drilling products, as the oil industry suffered from low oil prices for most of 1999. Construction tool sales have increased 61.3% over 1998 due to an increase in road construction and repairs resulting in strong demand for the new pyramid-tipped construction tool and the addition of new road construction customers. Coal mining tool sales have declined in 1999, particularly in the last half of the year, principally due to a slowdown in coal production. Sales in this segment also declined due to price reductions to selected customers that were necessary to meet competitive pricing.

  Despite the sales decline in the Industrial Tools segment, operating income of $3,909,000 in 1999 for this segment improved slightly compared with operating income of $3,896,000 in 1998. As a percentage of net sales, operating income was 7.1% for 1999 compared with 6.7% in the prior year. Efforts to reduce operating costs along with lower raw material costs have resulted in the improvement to operating income.

  Advanced Structures business segment net sales for 1999 were $47,406,000, a decrease of $7,106,000, or 13.0%, compared with $54,512,000 in 1998. Sales of forgings and machined aircraft parts were adversely affected by the slowdown in the aircraft market. Sales of magnesium and aluminum sand casting products were flat as the decline in older programs was offset by new program deliveries.

  Advanced Structures operating income for 1999 was $268,000 compared with $2,640,000 for 1998. As a percentage of net sales, operating income for 1999 fell to 0.6% compared with 4.8% for the prior year. The decreased volume at the both the forging and machined components facilities had a negative impact on this segment's operating income. In addition, inefficient utilization of equipment at the forging facility, as a result of substantial machine repairs

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

and the new boiler not being operational until the third quarter of 1999, unfavorably impacted operating income. The sand casting operation incurred operating losses in the third and fourth quarters as a result of lower sales volume, higher than normal scrap, an unfavorable product mix and one-time charges for inventory write-offs.

  Industrial Metal Components business segment net sales for 1999 were $41,963,000, an increase of 2.7% compared with $40,847,000 in 1998. Additional capacity from Fansteel de Mexico allowed for increased investment casting sales of engine components for the medium-duty truck industry as well as the addition of parts for the marine industry. Sales of both wire formed products and powdered metal components declined in 1999, as a result of lower demand from the lawn and garden market and inventory adjustments made by key customers.

  Industrial Metal Components operating income for 1999 was $2,216,000, an increase of $376,000 compared with $1,840,000 in 1998. As a percentage of net sales, operating income for 1999 improved to 5.3% from 4.5% in the prior year. Improvement to operating income for this segment resulted from lower operating costs associated with full production at the Fansteel de Mexico facility.

  Order backlog at December 31, 1999 was $49,812,000, a decrease of $4,573,000, or 8.4%, from December 31, 1998. Advanced Structures experienced the largest decline in backlog, with reduced orders from aircraft manufacturers. The Industrial Tools backlog also declined due to the slowdown in the metalworking industry. Industrial Metal Components backlog improved due to increased orders for investment castings used in the medium truck industry and in the marine industry.


Results of Operations - 1998 Compared to 1997

  Net sales for Fansteel for the year ended December 31, 1998 were $153,797,000 compared to $140,194,000 in 1997, an increase of $13,603,000, or 9.7%.

  The Company's operating income for 1998 was $8,320,000 compared to a 1997 operating loss of $1,892,000. Operating loss in 1997 included unusual charges of $2,800,000, related primarily to the write-off of non-salable inventories at the sand casting operation, and a provision of $6,900,000 for environmental remediation.

  Other income for the Company for 1998 was $319,000, an increase of $58,000 from $261,000 in 1997. Nonrecurring gains increased $195,000, the majority of which was from the sale of unused land. Bad debts decreased $212,000 from 1997. Interest earned on marketable securities decreased $243,000, as less cash was available for investment since the September, 1997 acquisition of Schulz Products, the August, 1998 acquisition of property, plant and equipment for Fansteel de Mexico, and the start-up of the construction phase for the environmental reclamation and decommissioning at the discontinued operation in Muskogee, Oklahoma.

  Fansteel's net income for 1998 was $5,406,000, or $.63 per share, compared to a net loss of $8,364,000, or $.97 per share in 1997. The net loss in 1997 included unusual charges, net of tax benefits, of $1,818,000, or $.21 per

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

share, related primarily to the write-off of non-salable inventories at the sand casting operation. The 1997 net loss also included provisions for environmental remediation, net of tax benefits, of $5,589,000 or $.65 per share for continuing operations and $5,856,000 or $.68 per share for discontinued operations.

  Net sales for the Industrial Tools business segment for 1998 were $58,437,000, an increase of $2,146,000, or 3.8%, from 1997. Tungsten carbide cutting tools experienced a strong first half of 1998, particularly in rotary tools. Rotary tools benefited from equipment investments made in 1997 which provided the production capacity needed to meet the higher customer demand and improved stock availability. Insert sales, also classified within the cutting tools product line, showed improvement as customers placed heavier emphasis on a mix of products related to diamond-tipped inserts. Construction tool sales posted its highest quarterly sales of the last two years in the second and third quarters of 1998, resulting in full year sales gains over 1997. The improvement in construction tool sales was attributable to new tool designs and increased marketing efforts, as well as increased demand from road construction and repair programs across the country. Coal mining tool sales improved as order activity from the mines continued to be solid throughout 1998. Shipments of wear parts decreased from 1997 primarily due to slowdowns in the die market and particularly in the oil drilling market as the price of oil declined approximately 25% since year-end 1997.

  Industrial Tools business segment operating income was $3,896,000 for 1998 compared to $3,860,000 for 1997. As a percentage of net sales, operating income was 6.7% for 1998 compared to 6.9% in 1997. While the segment experienced higher production volume, the full benefit of the volume increase was hampered by expansion expenses. As a percentage of net sales, operating income was positively impacted by lower material and outside processing costs. This was more than offset by higher labor and overhead costs which resulted from capacity constraints and the related facility expansions. Compared with 1997, selling, general and administrative expenses in 1998 increased as a percentage of sales due to a higher level of investment in conventional marketing strategies.

  Advanced Structures business segment net sales for 1998 were $54,512,000 compared to $45,827,000 in 1997, an increase of $8,685,000, or 19.0%. Machined aircraft components, produced by Schulz Products which was acquired September 30, 1997, were responsible for $2,596,000 of this increase. Forging sales improved by 16.5% from 1997, and sand casting products improved 9.9% based primarily on the strong commercial aircraft market.

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




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

  Industrial Metal Components business segment net sales for 1998 were $40,847,000 compared to $38,075,000 for 1997, an increase of $2,772,000, or
7.3%. Wire formed products reported its highest quarterly sales ever in the first and second quarters of 1998, which led to a 10.7% increase in sales over 1997. Improvements were due primarily to the strong demand from the lawn and garden equipment industry as well as from intensified efforts to increase the customer base within this product line. Investment casting revenues, which improved 8.3% over 1997, were positively impacted by increased demand for engine components used in the medium-duty truck industry. Sales of powdered metal components remained flat in 1998 compared to 1997 as key customers experienced capacity constraints and production problems.

  Industrial Metal Components business segment operating income for 1998 was $1,840,000 compared to $2,273,000 in 1997. As a percentage of net sales, operating income was 4.5% for 1998 compared to 6.0% in 1997. Operating income was negatively impacted by production inefficiencies at the investment casting facility which was operating over capacity, adversely impacting direct labor, outside services, and process yields. Fansteel de Mexico was established in August, 1998 to relieve capacity constraints. The segment was negatively impacted by start-up expenses associated with Fansteel de Mexico.

  Order backlog at December 31, 1998 was $54,385,000 compared to $57,280,000 at December 31, 1997, a decrease of $2,895,000, or 5.1%, with order activity softening in the second half of 1998. The tungsten carbide cutting tool backlog was responsible for a large portion of the Industrial Tools business segment decline as these product sales suffered from lower order rates from the metalworking industry. Advanced Structures business segment backlog decreased from the prior year, primarily in the forgings and machining backlogs which experienced lower order activity in the last half of 1998, especially in the last two months of 1998. This decline in order activity was related to the significant revision of production schedules by the major commercial aircraft producers for 1999 and later years. Industrial Metal Components business segment backlog increased due to strong orders received during 1998 for investment castings that resulted partially from a continued effort to increase its customer base. However, the order activity from the light truck market remained the key factor in the growth of the investment castings backlog.

  Inflation factors did not, and generally do not, significantly affect the overall operations of the Company.


Outlook

  Sales and order rates in a number of key markets including metalworking and the commercial aircraft market experienced decreases in the last half of 1998 compared to the first half of 1998. For 1999, these markets remained at a lower level. The metalworking market for 2000 is projected to improve slightly while the commercial aircraft market is expected to remain flat. The Company is seeking increased share of current markets, as well as new markets, through improvements in the Company's production processes, new product development, and investment in current operating units, such as the 1998 Fansteel de Mexico start-up which began full production in 1999. Cost control programs remain active in all operating plants throughout the Company.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

Liquidity and Capital Resources

   Cash and cash equivalents were $17,000 at December 31, 1999, a decrease of $2,015,000 from December 31, 1998. In accordance with management's program to expand the operations of the Company, investments of $2,121,000 were made in capital equipment. Engineering, equipment and start-up costs of $10,407,000 were incurred for the processing plant being built for reclamation and decommissioning purposes in Muskogee, Oklahoma.

   In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

   Cash and cash equivalents on hand have been sufficient to date to meet the demands of working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, the Company's line of credit was increased to $33 million on May 20, 1999. As of December 31, 1999, there were no borrowings from the revolving line of credit, but $8.1 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies and development loans. The Company may further use a portion of this unused credit during 2000 to fund the start-up of the reclamation processing plant in Muskogee.

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

required by law. The NRC requested in May 1999 that the Company change its submittal to separate the property (approximately 100 acres) being considered for unrestricted use from property (approximately 10 acres) being considered for the on-site containment cell. The unrestricted use property plan was submitted in June 1999 and approved in August 1999, with the NRC license amended accordingly. The plan dealing with the on-site containment cell was submitted in August 1999. In September 1999, the NRC published its intent to review this submittal for the purpose of amending the license. In response to the notice, a petition was filed with the NRC by the Oklahoma Attorney General requesting a hearing in order to dispute the appropriateness of constructing the on-site containment cell. A hearing was granted, but the Company expects that it would be held no earlier than the conclusion of the NRC's initial review of the plan, which should require at least one year.

  On-site containment of the contaminated soils may require preparation of an Environmental Impact Statement and, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. The approval process for on-site containment can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, and will be approved, based on current NRC regulations or provisions of the Nuclear Waste Policy Act of 1982. However, there is no assurance that a plan providing for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site that includes off-site disposal may not be financially feasible.

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

     At December 31, 1999 and 1998, the Company had recorded liabilities of $9.7 million and $9.8 million, respectively, for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues and the Company's estimated share of costs at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

     The estimated net costs of reclaiming and decommissioning the first site during the residue processing period include estimated annual revenues at full production of approximately $8 million per year over the ten year processing period and estimated annual operating costs, including depreciation, of approximately the same amount, related to residue processing. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which will result from the increased quantities of certain of these materials made available for sale. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time. The estimated costs of residue processing were developed by Company personnel and independent consultants using third-party evaluations based on the testing performed. Unforeseen production complications could cause processing costs to increase from current estimates.

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

     At December 31, 1999 and 1998, the Company had recorded liabilities of $7.8 million and $8.4 million, respectively, for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.


Year 2000 Disclosure

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


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Contd.)

  During 1999 and prior years, the Company engaged in an ongoing, comprehensive project to assess and remediate the impact on its computer systems and programs of the Year 2000 problem. To date, there have been no significant Year 2000 issues related to the Company's computer systems or to the computer systems of the Company's major customers and suppliers.


Market Risk

  The company is exposed to the impact of interest rate changes. Currently, the Company does not enter into derivatives relating to this risk.

  The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flow and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date. Interest rate sensitivity at December 31, 1999 and December 31, 1998 consisted of the following:


                            Interest Rate Sensitivity at December 31, 1999
                               Long-Term Debt Including Current Portion
                               (thousands of dollars except percentages)
                                      Fixed                      Variable
                                            Average                     Average
                                 Cash       Interest         Cash      Interest
                                 Flow         Rate           Flow        Rate
     2000                        $  266        3.45%         $    -       4.75%
     2001                           145        4.28%            100       4.75%
     2002                           116        4.65%            100       5.02%
     2003                            96        4.46%            100       5.06%
     2004                            94        4.43%            100       5.09%
     Thereafter                     719        5.08%            700       5.13%
     Total                       $1,436        4.58%         $1,100       4.97%

     Fair Market Value           $1,378                      $1,100


                            Interest Rate Sensitivity at December 31, 1998
                               Long-Term Debt Including Current Portion
                               (thousands of dollars except percentages)
                                      Fixed                      Variable
                                            Average                     Average
                                 Cash       Interest         Cash      Interest
                                 Flow         Rate           Flow        Rate
     1999                        $  307        3.58%         $    -       4.36%
     2000                           266        3.45%              -       4.36%
     2001                           138        4.52%            100       4.41%
     2002                           109        4.97%            100       4.46%
     2003                            89        4.84%            100       4.50%
     Thereafter                     804        5.05%            800       4.60%
     Total                       $1,713        4.48%         $1,100       4.46%

     Fair Market Value           $1,553                      $1,100



REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Fansteel Inc.:

We have audited the accompanying consolidated balance sheets of Fansteel Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of Fansteel Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fansteel Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




\s\ Ernst & Young LLP
Chicago, Illinois
January 19, 2000



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF OPERATIONS


                                             For the Years Ended December 31,
                                          1999           1998           1997

   Net Sales                         $144,394,456   $153,796,547   $140,194,075
   Cost and Expenses
     Cost of products sold            119,817,193    127,595,846    118,677,180
     Selling, general and
       administrative                  18,723,565     17,881,015     16,508,472
     Environmental remediation                  -              -      6,900,000
                                      138,540,758    145,476,861    142,085,652

   Operating Income (Loss)              5,853,698      8,319,686     (1,891,577)

   Other Income (Expense)

     Interest income on investments        14,935        438,276        681,157
     Interest expense                    (108,703)      (102,393)       (88,780)
     Other                               (128,401)       (17,212)      (331,397)
                                         (222,169)       318,671        260,980
   Income (Loss) from Continuing
    Operations Before Income Taxes      5,631,529      8,638,357     (1,630,597)

   Income Tax Provision                 1,716,000      3,232,000        877,000
   Income (Loss) from Continuing
     Operations                         3,915,529      5,406,357     (2,507,597)
   Loss from Discontinued
    Operations                                  -              -     (5,856,000)

   Net Income (Loss)                 $  3,915,529   $  5,406,357   $ (8,363,597)

   Income (Loss) Per Weighted
    Average Common Shares
     Outstanding:(a)
      Continuing operations                  $.46           $.63         $(.29)
      Discontinued operations                   -              -          (.68)
      Net income (loss)                      $.46           $.63         $(.97)



(a) Basic earnings per share and diluted earnings per share are the same.

                 See Notes to Consolidated Financial Statements.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                           CONSOLIDATED BALANCE SHEET


                                                            At December 31,
                                                        1999            1998
    ASSETS
    Current Assets
      Cash and cash equivalents                     $    16,516    $ 2,031,835
      Accounts receivable, less allowance of
        $299,000 in 1999 and $259,000 in 1998        18,885,942     22,148,457
      Inventories
        Raw material and supplies                     4,396,715      5,341,512
        Work-in-process                              16,096,014     15,177,294
        Finished goods                                7,350,692      8,686,552
                                                     27,843,421     29,205,358
        Less:
          Reserve to state certain inventories at
            LIFO cost                                 6,896,999      6,763,841
            Total inventories                        20,946,422     22,441,517
      Other assets - current
        Deferred income taxes                         2,339,890      2,575,684
        Other                                         1,030,489      1,325,492
    Total Current Assets                             43,219,259     50,522,985
    Net Assets of Discontinued Operations            24,075,586     13,668,396
    Property, Plant and Equipment
      Land                                            1,911,631      1,911,631
      Buildings                                      13,046,957     13,046,957
      Machinery and equipment                        57,602,970     55,552,823
                                                     72,561,558     70,511,411
      Less accumulated depreciation                  52,243,537     50,055,789
        Net Property, Plant and Equipment            20,318,021     20,455,622
    Other Assets
      Prepaid pension asset                           8,087,825              -
      Deferred income taxes                                   -      1,087,598

      Goodwill, net of accumulated amortization
       of $787,000 in 1999 and $557,000 in 1998       2,667,668      2,897,972
      Other                                             69,825          84,799
        Total Other Assets                           10,825,318      4,070,369

                                                    $98,438,184    $88,717,372

















ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                       CONSOLIDATED BALANCE SHEET (Contd.)


                                                      At December 31,
                                                        1999           1998
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities
      Accounts payable                              $ 9,415,399    $11,185,587
      Accrued liabilities                            11,756,110     10,733,582
      Income taxes                                      229,311        707,772
      Current maturities of long-term debt              265,915        306,578
        Total Current Liabilities                    21,666,735     22,933,519
    Long-term Debt                                    2,270,831      2,506,746
    Other Liabilities
      Environmental remediation                      15,337,000     15,646,000
      Pension liabilities                                     -         84,017
      Deferred income taxes                           2,746,682              -
          Total Other Liabilities                    18,083,682     15,730,017
    Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares               -              -
      Common stock, par value $2.50
       Authorized 12,000,000 shares; issued and
        outstanding 8,698,858 shares in 1999 and
         8,598,858 shares in 1998                    21,747,145     21,497,145
       Capital in excess of par value                   316,000              -
       Unamortized cost of restricted stock            (392,136)             -
        awards
     Retained earnings                               34,745,161     30,829,632
      Other comprehensive income
       Minimum pension liability                              -     (4,778,714)
       Foreign currency translation                         766           (973)
        Total other comprehensive income                    766     (4,779,687)

          Total Shareholders' Equity                 56,416,936     47,547,090

                                                    $98,438,184    $88,717,372




          See Notes to Consolidated Financial Statements.




ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)


                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                             For the Years Ended December 31,
                                            1999          1998          1997

    Cash Flows From Operating
    Activities
      Net income (loss)                 $ 3,915,529   $ 5,406,357   $(8,363,597)
      Adjustments to reconcile net
       income to net cash provided by
       operating activities:
       Depreciation and amortization      2,482,012     2,257,476     2,155,974
       Amortization of restricted
        stock awards                        173,864             -             -
       Provision for environmental
        remediation & discontinued
         operations                               -             -    14,000,000
       Net pension (credit) charge         (424,150)     (170,463)      204,026
       Deferred income tax charge
        (credit)                          1,101,096     1,228,638    (2,286,078)
       Gain from disposals of
        property, plant and equipment        (9,481)     (143,798)            -
       Changes in assets and
         liabilities:
        Decrease in marketable
         securities                               -        41,196       121,767
        Decrease (increase) in
         accounts receivable              3,262,515      (365,585)   (2,433,940)
        Decrease (increase) in
         inventories                      1,495,095    (2,977,800)     (974,196)
        Decrease (increase) in other
         assets - current                   295,003       250,841      (193,753)
        (Decrease) increase in
         accounts payable and accrued
         liabilities                     (1,054,921)   (2,759,902)    2,750,059
        (Decrease) increase in income
         taxes payable                     (478,461)      206,027       (88,348)
        Decrease (increase) in other
         assets                              14,974       (43,078)     (109,499)

           Net cash provided by
            operating activities         10,773,075     2,929,909     4,782,415







ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                 CONSOLIDATED STATEMENT OF CASH FLOWS  (Contd.)



                                             For the Years Ended December 31,
                                            1999          1998          1997

    Cash Flows From Investing
    Activities
      Payments for acquisitions        $         -    $(3,779,307) $(1,865,986)
      Proceeds from disposition of
       marketable securities                      -     5,000,000    5,000,000
      Proceeds from sale of assets
       held for sale                              -     2,442,221             -
      Proceeds from sale of property,
       plant and equipment                   16,000       266,537        2,800
      Capital expenditures               (2,120,626)   (4,161,663)  (1,727,523)
      Increase in net assets of
       discontinued operations-
       design, engineering and
       equipment for processing
       plant                            (10,407,190)   (9,594,954)  (1,541,011)

           Net cash used in investing
           activities                   (12,511,816)   (9,827,166)    (131,720)



     Cash Flows From Financing
      Activities
       Payments on long-term debt          (306,578)     (334,137)    (335,522)
       Proceeds from long-term debt          30,000     1,225,000      143,404
       Principal payments for capital
        leases                                    -             -       (8,638)
          Net cash (used in) provided
           by financing activities         (276,578)      890,863     (200,756)



     Net (Decrease) Increase In Cash
      And Cash Equivalents               (2,015,319)   (6,006,394)   4,449,939
     Cash And Cash Equivalents at
      Beginning of Year                   2,031,835     8,038,229    3,588,290

     Cash And Cash Equivalents at End
      of Year                           $    16,516   $ 2,031,835  $ 8,038,229



See Notes to Consolidated Financial Statements.





ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                             Capital     Unamor-
                                                in         tized                Accumulated
                                              Excess     Cost of                    Other


                                                of     Restricted                   Compre-
    For the Years Ended           Common       Par        Stock      Retained      hensive

     December 31,                  Stock      Value      Awards      Earnings      Income

                                                                                                 Total



    1997
     Balance at January 1       $21,497,145  $      -  $       -   $33,786,872   $   -
                                                                                             $55,284,017
     Net loss                                                      (8,363,597)                (8,363,597)
     Balance at December 31      21,497,145         -          -    25,423,275           -
                                                                                              46,920,420

    1998
     Net income                                                      5,406,357                 5,406,357
     Other comprehensive

       income
      Minimum pension liabil-
       ity adjustment, net of
       $2,969,000 in taxes                                                      (4,778,714)   (4,778,714)
      Foreign currency trans-
       lation adjustment                                                              (973)         (973)
      Comprehensive income                                                                       626,670
     Balance at December 31      21,497,145         -          -    30,829,632  (4,779,687)   47,547,090
    1999
     Net income                                                      3,915,529                 3,915,529
     Other comprehensive
       income
      Minimum pension liabil-
       ity adjustment, net of
       $2,969,000 in taxes                                                       4,778,714     4,778,714
      Foreign currency trans-
        lation adjustment                                                            1,739         1,739
     Comprehensive income                                                                      8,695,982
     Restricted stock
      (100,000 shares)              250,000   316,000   (566,000)                                      -
     Amortization of
      restricted stock                                   173,864                                 173,864
     Balance at December 31     $21,747,145  $316,000  $(392,136)  $34,745,161  $       766  $56,416,936

                             See Notes to Consolidated Financial Statements.

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

  The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1999 the Company had not purchased any investments with a maturity of three months or less. At December 31, 1998, the Company had purchased $1,775,000 of securities through banks under agreements to resell on January 4, 1999. Due to the short-term nature of the agreements, the Company did not take possession of the securities which were instead held in the Company's safekeeping accounts at the banks.

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

  Inventories are valued at the lower of cost, determined principally on the "last-in, first-out" (LIFO) basis, or market. Costs include direct material, labor and applicable manufacturing overhead. Inventories valued using the LIFO method comprised 85% and 88% of inventories at current cost at December 31, 1999 and 1998, respectively.

  Acquisitions of properties and additions to existing facilities and equipment are recorded at cost. For financial reporting purposes, straight-line depreciation is used for assets placed in service after December 31, 1995, while accelerated depreciation is the principal method used for assets placed-in-service before January 1, 1996. For assets placed-in-service beginning in 1996, depreciation is recorded using the straight-line method over the estimated useful life in order to better match expenses and revenues for financial reporting purposes. Accelerated depreciation is used for income tax purposes.

  Goodwill of $2,668,000 at December 31, 1999, from the acquisition of American Sintered Technologies, Inc. on July 31, 1996, represents the excess

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


of cost over fair value of the assets acquired and is being amortized over its estimated useful life of 15 years using the straight-line method for financial reporting and income tax purposes. Amortization of goodwill was $230,000 in 1999, 1998 and 1997.

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

  The functional currency for the Company's foreign operation is the applicable local currency. The translation from the applicable foreign currency to U.S. Dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of shareholders' equity. Gains or losses resulting from foreign currency translations are included in other income.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for periods beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the Statement will have a significant effect on earnings or the financial position of the Company.

  Certain reclassifications have been made to prior years' financial statements to conform with the 1999 presentation.

2.    Earnings Per Share

  Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


  The following table sets forth the computation of basic and diluted earnings per share:


                                          1999           1998           1997
     Numerator:
      Net income                      $ 3,915,529    $ 5,406,357    $(8,363,597)

     Denominator:
      Denominator for basic
       earnings per share -
       weighted-average shares          8,598,858      8,598,858      8,598,858

     Effect of dilutive securities
      Employee stock options                    -              -              -
      Employee restricted stock            10,672              -              -

     Dilutive potential common
      shares                            8,609,530      8,598,858      8,598,858

     Basic earnings per share                $.46           $.63          $(.97)

     Diluted earnings per share              $.46           $.63          $(.97)


  Options to purchase shares of common stock were outstanding during 1999 and 1998 (see note 11) but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, and, therefore, would be antidilutive.


3. Accrued Liabilities

 Accrued liabilities at December 31, 1999 and 1998 include the following:

                                                       1999            1998
     Payroll and related costs                    $    4,033,931  $   3,907,148
     Taxes, other than income                            393,002        337,076
     Profit sharing                                      845,958      1,142,492
     Insurance                                         2,634,858      3,075,719
     Environmental                                     2,764,366      1,363,462
     Professional fees                                   423,383        248,524
     Other                                               660,612        659,161
                                                  $   11,756,110  $  10,733,582



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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


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

  The Company, in association with outside consultants, developed a decommissioning plan for the site involved including construction of an engineered on-site cell for containment of contaminated soils; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterization after residue processing ceases to determine whether additional contaminated soils exist which may require remediation, and submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. The NRC requested in May 1999 that the Company change its submittal to separate the property (approximately 100 acres) being considered for unrestricted use from property (approximately 10 acres) being considered for the on-site containment cell. The unrestricted use property plan was submitted in June 1999 and approved in August 1999, with the NRC license amended accordingly. The plan dealing with the on-site containment cell was submitted in August 1999. In September 1999, the NRC published its intent to review this submittal for the purpose of amending the license. In response to the notice, a petition was filed with the NRC by the Oklahoma Attorney General requesting a hearing in order to dispute the appropriateness of constructing the on-site containment cell. If a hearing is granted, the Company expects that it would be held no earlier than the conclusion of the NRC's initial review of the plan, which should require about one year.

  On-site containment of contaminated soils may require preparation of an Environmental Impact Statement and, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. The approval process for on-site containment can be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment will ultimately be acceptable to the appropriate regulatory authorities, and will be approved, based on current NRC regulations or provisions of the Nuclear Waste Policy Act of 1982. However, there is no assurance that a plan providing for on-site containment will ultimately be approved. Implementation of a decommissioning plan for the Company's site that includes off-site disposal may not be financially feasible.

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



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)



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

  At December 31, 1999 and 1998, the Company had recorded liabilities of $9.7 million and $9.8 million, respectively, for discontinued operations including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues and the Company's estimated share of costs at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

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

  Expenditures for environmental reclamation and decommissioning for discontinued operations were $100,000, $1,009,000 and $1,859,000 in 1999, 1998, and 1997, respectively. Costs which are expected to be incurred within the next year are included as environmental costs in Accrued Liabilities. Costs expected to be incurred after one year are reflected on the balance sheet in Environmental Remediation as part of Other Liabilities. Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 1999 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC decommissioning funding assurance requirements.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


  The net assets of discontinued operations at December 31, 1999 and 1998 include the following (in thousands of dollars):

                                              1999          1998

          Land                            $       107   $       110
          Building                              6,155         5,885
          Machinery & equipment                13,650         9,694
                                               19,912        15,689
          Less accumulated depreciation         4,805         4,805
          Net fixed assets                     15,107        10,884
          Design and engineering costs
           for processing plant                 8,969         2,784

                                          $    24,076   $    13,668


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

  At December 31, 1999 and 1998, the Company had recorded liabilities of $7.8 million and $8.4 million, respectively, for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


5.  Debt

Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                                  1999              1998
     Mississippi Business Finance
     Corporation 5.487% Note, due 2011        $    950,000      $  1,005,000


     Loans from various Pennsylvania
     Economic Agencies with interest rates

     ranging from 2.0% to 5.0%, due from
     2000 to 2010                                1,496,424         1,667,773

     Loans from various Iowa Economic
     Agencies with interest rates ranging
     from 0.0% to 4.0%, due 2000 to 2004            90,322           140,551

                                                 2,536,746         2,813,324

     Less current maturities                       265,915           306,578

     Total long-term debt                     $  2,270,831      $  2,506,746


  The above loans are collateralized by machinery and equipment with a net book value of $1,167,000.

  The aggregate maturities for long-term debt for the five years after December 31, 1999 are $266,000, $245,000, $216,000, $196,000, and $194,000, respectively.

  Interest paid on debt for the years ended December 31, 1999, 1998 and 1997 amounted to $109,000, $107,000, and $89,000, respectively.

  The fair value of the Company's debt at December 31, 1999 and 1998 was $2,478,000 and $2,653,000, respectively, which was estimated using a discounted cash flow analysis, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.

  The Company has a $30,000,000 unsecured revolving credit agreement expiring on May 20, 2002 and a credit agreement for $3,000,000 expiring on June 30, 2000. As of December 31, 1999, there were no borrowings from the lines of credit, but $8.1 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies and development loans.



6.  Income Taxes

  Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


  Valuation allowances were established in 1997 in accordance with provisions of FASB Statement No. 109, "Accounting for Income Taxes". The valuation allowances are attributable to federal and state deferred tax assets.

  Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                   1999              1998
     Deferred tax assets - current:
       Environmental costs                    $     463,869     $     699,102
       Self-insurance accruals                      734,480           829,370
       Vacation accruals                            381,222           338,097
       State income taxes                           350,081           388,108
       Other                                        410,238           321,007
                                              $   2,339,890     $   2,575,684


     Deferred tax assets (liabilities) -
     non-current:
       Environmental costs                    $   1,959,991     $   3,321,505

       Pensions                                  (2,010,015)           32,230
       Tax depreciation in excess of book
        depreciation                               (726,176)         (648,265)
       Other                                        160,107           176,683
                                                   (616,093)        2,882,153

       State income tax net operating loss
        carryforwards                               321,832           424,827
       State income taxes                          (139,421)          599,113
                                                    182,411         1,023,940
     Valuation allowances                        (2,313,000)       (2,818,495)
                                              $  (2,746,682)    $   1,087,598


  At December 31, 1999 and 1998, the Company had potential state income tax benefits from net operating loss carryforwards that expire in various years through 2011. Valuation allowances include $233,500 and $336,495 at December 31, 1999 and 1998 for net operating loss carryforwards not anticipated to be realized before expiration. State income tax benefits of $13,000 expired after returns were filed for the year ended December 31, 1998, which were offset by $13,000 of valuation allowance.















NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


  Details of the provision (benefit) for income taxes in the consolidated statement of operations are as follows:

                                          1999           1998           1997
     Current taxes
      Federal                         $   549,000    $  1,662,000   $ 1,378,000
      Foreign                              50,000               -             -
      State                               106,000         341,000       541,000
                                          705,000       2,003,000     1,919,000
     Deferred income tax
      charge (credit)
       Federal                          1,234,000       1,196,000    (4,489,000)
       State                              269,000          33,000      (753,000)
       Valuation allowances              (492,000)              -     2,956,000
                                        1,011,000       1,229,000    (2,286,000)

     Total                            $ 1,716,000    $  3,232,000   $  (367,000)

     Allocated to discontinued
      operations                                -               -    (1,244,000)

     Continuing operations            $ 1,716,000    $  3,232,000   $   877,000


  The deferred income tax charge in 1999 and 1998 resulted primarily from payments for certain environmental costs accrued in prior years, and from tax depreciation exceeding book depreciation.

  The deferred income tax credit in 1997 resulted from provisions for environmental costs accrued for continuing and discontinued operations reduced by valuation allowances established in 1997.

  A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate to income before income tax provision is as follows:

                                          1999           1998           1997
     Income tax provision at
     statutory rate                   $ 1,915,000    $ 2,937,000    $(2,968,000)
     Add:
      State income taxes, net of
       federal income tax provision       248,000        338,000       (395,000)
      Change in valuation
       allowances                        (457,000)       (91,000)     2,956,000
      Other, net                           10,000         48,000         40,000

     Total income tax provision       $ 1,716,000    $ 3,232,000    $  (367,000)

  Income taxes paid for each of the three years in the period ended December 31, 1999 amounted to $1,364,000, $2,267,000, and $2,161,000, respectively. Income tax refunds in the three year period ended December 31, 1999 amounted to $318,000, $469,000, and $262,000, respectively.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


7.  Retirement Plans

     The Company has several non-contributory defined benefit plans covering approximately 26% of its employees. Benefits for salaried plans are generally based on salary and years of service, while hourly plans are based upon a fixed benefit rate in effect at retirement date and years of service. The Company's funding of the plans is equal to the minimum contribution required by ERISA. Contributions to defined benefit plans totaled $1,141,000, $600,000 and $81,000 in 1999, 1998 and 1997, respectively.

     A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. A minimum pension liability adjustment of $4,778,714, net of tax benefit, was recorded in 1998 as a reduction to shareholders' equity. In 1999, plan assets and accrued pension liabilities exceeded the actuarial present value of accumulated benefits. A minimum pension liability adjustment was not required as a reduction to shareholders' equity.

  The net pension expense (credit) in 1999 and 1998 is comprised of:

                                                         1999           1998
     Change in benefit obligation
       Benefit obligation at beginning of year      $ 41,818,431   $ 41,057,007
       Service cost                                      426,403        483,670
       Interest cost                                   2,957,183      2,899,232
       Amendments                                         97,887        124,467
       Actuarial gain                                 (3,618,637)       837,991
       Benefits paid                                     792,206     (3,583,936)
       Benefit obligation at end of the year          42,473,473     41,818,431


     Change in plan assets
       Fair market value of plan assets at
        beginning of year                             40,532,893     40,112,613
       Actual return on plan assets                    6,003,359      3,927,608
       Employer contribution                           1,113,623         76,608

       Benefits paid                                  (3,618,637)    (3,583,936)
       Fair value of plan assets at end of year       44,031,238     40,532,893

       Funded status                                   1,557,765     (1,285,538)
       Unrecognized actuarial loss                     5,708,005      8,164,401
       Unrecognized transition asset                     (27,000)       (84,163)
       Unrecognized prior service cost                   793,420        818,725
       Net amount recognized                        $  8,032,190   $  7,613,425


     Amounts recognized in the statement of
      financial position consist of:
       Prepaid benefit cost                         $  8,087,825   $          -
       Accrued benefit liability                         (55,635)      (860,627)
       Intangible asset                                    -            726,270
       Accumulated other comprehensive income            -            7,747,782
       Net amount recognized                        $  8,032,190   $  7,613,425



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

                                                         1999           1998
     Weighted-average assumptions of December 31

     Discount rate                                      7.25%          7.25%

     Expected return on plan assets                     8.00%          8.00%

     Rate of compensation increase                      3.50%          3.50%


                                                         1999           1998
     Components of net periodic benefit cost
       Service cost                                 $    426,403   $    483,670
       Interest cost                                   2,957,183      2,899,232
       Expected return on plan assets                 (3,155,113)    (3,071,621)
       Amortization of prior service cost                123,192        123,192
       Amortization of transition asset                  (57,163)      (622,244)
       Recognized actuarial loss                         427,903        609,792
       Net periodic benefit cost                    $    722,405   $    422,021


  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $37,422,242, $36,824,545, and $36,014,168, respectively, as of December 31, 1998.

  The Company has several defined contribution plans covering approximately 78% of its employees. Almost all of the defined contribution plans have funding provisions which, in certain situations, require Company contributions based upon formulae relating to employee gross wages, participant contributions or hours worked. Almost all of the defined contribution plans also allow for additional discretionary Company contributions based upon profitability. The costs of these plans for 1999, 1998 and 1997 were $1,305,000, $1,519,000 and
$1,494,000, respectively.

  The Company makes medical insurance available and provides limited amounts of life insurance to retirees. Retirees electing to be covered by Company sponsored health insurance pay the full cost of such insurance. The Company accrues the cost of the retiree life insurance benefits in relation to the employee's service with the Company. Costs of postretirement benefits other than pensions for the years ended December 31, 1999, 1998 and 1997 were $40,000, $49,000 and $40,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


Industrial Metal Components:
  Special wire products, powdered metal components, and investment castings.

  The Company's business segments have separate management teams and infrastructures that offer different products and services. Financial information concerning the Company's segments for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                        1999            1998            1997
     NET SALES:

      INDUSTRIAL TOOLS

       Sales                       $ 55,034,771    $ 58,442,892    $ 56,292,542
       Intersegment sales                (9,344)         (5,582)         (1,133)

                                     55,025,427      58,437,310      56,291,409

      ADVANCED STRUCTURES

       Sales                         47,405,656      54,512,070      45,827,350
       Intersegment sales                     -               -               -

                                     47,405,656      54,512,070      45,827,350

     INDUSTRIAL METAL COMPONENTS

       Sales                         42,011,710      40,860,593      38,144,417
       Intersegment sales               (48,337)        (13,426)        (69,101)

                                     41,963,373      40,847,167      38,075,316

     TOTAL NET SALES               $144,394,456    $153,796,547    $140,194,075


     OPERATING INCOME (LOSS):

      INDUSTRIAL TOOLS             $  3,908,676    $  3,895,736    $  3,860,150

      ADVANCED STRUCTURES               267,632       2,639,782      (1,055,575)

      INDUSTRIAL METAL
       COMPONENTS                     2,216,056       1,840,208       2,273,052

      CORPORATE                        (538,666)        (56,040)     (6,969,204)

     TOTAL OPERATING INCOME
      (LOSS)                       $  5,853,698    $  8,319,686    $ (1,891,577)

  Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.

  The operating loss for Corporate in 1997 includes a provision for environmental remediation of $6,900,000 of which $3,076,000 relates to


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Industrial Tools facilities, $3,781,000 relates to Advanced Structures facilities, and $43,000 relates to Industrial Metal Components facilities.

  The percentages of net sales for classes of similar products which exceeded ten percent of the Company's consolidated net sales, for the period indicated, are set forth below:
                                                          Percentage of
                                                       Consolidated Net Sales
     Products               Business Segments        1999     1998      1997

     Tungsten carbide
      cutting tools         Industrial Tools          25%       26%      27%

     Nonferrous forgings    Advanced Structures       12%       16%      15%

     Investment castings    Industrial Metal          12%       10%      10%
                            Components


     The identifiable assets, depreciation and amortization, and capital expenditures for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                          1999           1998           1997
     Identifiable assets
      Industrial Tools                $19,678,862    $21,853,599    $19,854,696
      Advanced Structures              23,121,801     25,560,655     24,746,415
      Industrial Metal Components      19,020,071     20,429,505     14,993,384
      Corporate/Discontinued           36,617,450     20,873,613     29,237,920

         Total assets                 $98,438,184    $88,717,372    $88,832,415


     Depreciation and amortization
      Industrial Tools                $   686,365    $   674,904    $   684,961
      Advanced Structures                 669,985        623,556        630,153
      Industrial Metal Components       1,125,662        959,016        840,860
      Corporate/Discontinued                    -              -              -

         Total depreciation and
          amortization                $ 2,482,012    $ 2,257,476    $ 2,155,974


     Capital expenditures
      Industrial Tools                $   315,450    $ 1,866,258    $   890,465
      Advanced Structures               1,143,943      1,239,232        644,483
      Industrial Metal Components         661,233      4,835,480        751,629
      Corporate/Discontinued                    -              -              -

         Total capital expenditures   $ 2,120,626    $ 7,940,970    $ 2,286,577


  Capital expenditures for the Advanced Structures segment include $559,000 from the acquisition of Schulz Products, Inc. in 1997. Capital expenditures for the Industrial Metal Components segment include $3,779,000 for the acquisition of Fansteel de Mexico in 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


9.  Lease Commitments

  The Company leases data processing, transportation and other equipment, as well as certain facilities, under operating leases. Such leases do not involve contingent rentals, nor do they contain significant renewals or escalation clauses.

  Total minimum future rentals under non-cancelable leases at December 31, 1999 were $297,000, including $214,000 in 2000, $53,000 in 2001, $14,000 in 2002,
$9,000 in 2003, and $7,000 in 2004 and thereafter. Rental expense was $1,589,000 in 1999, $1,455,000 in 1998, and $1,224,000 in 1997.


10. Acquisitions

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

  On September 30, 1997, the Company acquired all the assets and certain liabilities of Schulz Products, Inc. (Schulz) for the cash price of $1,865,986. The nature of the business of Schulz is the machining of aircraft components. Schulz is included in the Advanced Structures business segment. The acquisition of Schulz was accounted for as a purchase. The Company's results for the year of the acquisition would not be materially different if the acquisition was made at the beginning of the year. The fair value of assets purchased and liabilities assumed for Schulz in 1997 is shown below:

                                                                        1997

     Accounts receivable                                           $    648,005
     Inventory                                                          972,615
     Other assets - current                                              12,518
     Property, plant and equipment                                      559,054
     Accounts payable and accrued liabilities                          (326,206)

     Net cash paid                                                 $  1,865,986





11.  Stock-Based Compensation Plan

  The Shareholders approved the 1998 Long-Term Incentive Plan (Incentive Plan) on May 20, 1998. The Incentive Plan is administered by the Compensation and Nominating Committee of the Board of Directors. No member of the Committee is eligible to receive awards under the Incentive Plan. Officers, key employees and non-employees, who in the judgment of the Committee, render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


Incentive Plan provided 800,000 shares of common stock to be offered from either authorized and unissued shares or issued shares which have been reacquired by the Company. Options granted will vest equally over three or four years and expire ten years after the grant date. The exercise price is equal to 100% of the fair market value of a common stock on the grant date.

  A summary of the Company's stock option activity, and related information for the years ended December 31, 1999 and 1998 follows:


                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                     Options           Price

     Outstanding at December 31, 1997                      -              -
     Granted                                         175,000          $9.19
     Forfeited                                       (12,200)          9.19
     Outstanding at December 31, 1998                162,800           9.19
     Granted                                         324,000           5.64
     Forfeited                                       (41,200)          9.19
     Outstanding at December 31, 1999                445,600           6.38

     Options Exercisable at :
       December 31, 1998                                   -             -
       December 31, 1999                              40,534           9.19
       December 31, 2000                             121,534           6.61
       December 31, 2001                             121,532           6.61
       December 31, 2002                              81,000           5.64
       December 31, 2003                              81,000           5.64


  The weighted-average remaining contractual life of the options exercisable at December 31, 1999 is 8.7 years.

  The fair value of the Company stock options estimated on the date of grant using the Black-Scholes option-pricing model was $2.49 and $3.90 for 1999 and 1998, respectively, with the following assumptions:


                                                      1999            1998

     Expected life in years                               8              8
     Interest rate                                      5.71%          5.71%
     Volatility                                         24.40%         24.40%
     Dividend Yield                                     0.00%          0.00%




  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)


options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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


                                                     1999           1998

               Net Earnings
                As Reported                       $3,915,529     $5,406,357
                Pro Forma                          3,721,950      5,329,072
               Net Earnings Per Share
                As Reported                             $.46           $.63
                Pro Forma                                .43           $.62


  Pro forma diluted income per common share has not been presented for 1999 or 1998 because assuming the conversion of stock options would have an anti-dilutive effect.

  On January 26, 1999, the Board of Directors granted 100,000 shares of restricted stock to the Chairman, President and Chief Executive Officer. The shares vest one-third on the anniversary date of the grant. The fair market value of the shares at grant date were $5.66. Compensation expense for restricted stock in 1999 was $173,864.




ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.


PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information regarding the Company's directors and executive officers is included in Part I page 11.

                  Additional information concerning the Company's directors is incorporated by reference to information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2000.

ITEM 11 - EXECUTIVE COMPENSATION

                  Incorporated herein by reference to information under the caption "Compensation of Directors and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)(b)(c) The information required by this Item 12 is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2000.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Incorporated herein by reference to the information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2000.


PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

     (a)(1)       Index to Consolidated Financial Statements:
                                                                 Form 10-K
                                                                    Page
                  Summary of Quarterly Results of Operations
                  for the years ended December 31, 1999 and
                  1998.                                                 14

                  Report of Independent Auditors.                       23

                  Consolidated Statement of Operations for each
                  of the three years in the period ended
                  December 31, 1999.                                    24

                  Consolidated Balance Sheet at December 31,
                  1999 and 1998.                                      25-26

                  Consolidated Statement of Cash Flows for each
                  of the three years in the period ended
                  December 31, 1999.                                  27-28

                  Consolidated Statement of Shareholders'
                  Equity for each of the three years in the
                  period ended December 31, 1999.                       29

                  Notes to Consolidated Financial Statements.         30-45

     (a)(2)       Index to Consolidated Financial Statement Schedule:

                  Consolidated Financial Statement Schedule for each of the three years ended
                  December 31, 1999:

                  II.  Valuation and qualifying accounts                48

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

         (b)      No reports have been filed on Form 8-K during the last quarter of the year ended December 31, 1999.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Additions
                                Balance at   Charged to                Balance
                                Beginning     Cost and    Deductions    at End
                                 of Year      Expenses       (1)       of Year

    Allowance for Doubtful
     Accounts:

    Year ended 12/31/99        $ 259,247    $   8,889    $ (31,030)   $ 299,166

    Year ended 12/31/98        $ 280,440
                                            $  22,746    $  43,939    $ 259,247

    Year ended 12/31/97        $ 276,440    $ 234,463    $ 230,463    $ 280,440





  (1)  Accounts written off, net of recoveries.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                   FANSTEEL INC.
                                                                   Registrant

  Date:    03/14/2000    By:  /s/ Gary L. Tessitore
                                  Gary L. Tessitore, President and Chief
                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

  Signature                     Title                       Date

  /s/ Gary L. Tessitore         Director; Chairman of the    03/14/2000
  Gary L. Tessitore             Board, President and
                                Chief Executive Officer

  /s/ R. Michael McEntee        Vice President and Chief     03/14/2000
  R. Michael McEntee            Financial Officer

  /s/ Edward P. Evans           Director                     03/20/2000
  Edward P. Evans


  /s/ R. S. Evans               Director                    03/28/2000
  R. S. Evans


  /s/ Thomas M. Evans, Jr.      Director                     03/17/2000
  Thomas M. Evans, Jr.


  /s/ Peter J. Kalis            Director                     03/16/2000
  Peter J. Kalis


  /s/ Jack S. Petrik            Director                     03/16/2000
  Jack S. Petrik


                                INDEX TO EXHIBITS

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference:

       Exhibit                                      Prior Filing or Sequential
         No.                                            Page Number Herein


         3.1     Certificate of Incorporation     Company's Form 10-K filed
                                                  March 31, 1993 (*)

         3.2     By-Laws                          Annex II to the Company's
                                                  annual proxy statement
                                                  dated March 15, 1985,
                                                  File No. 1-8676 (*)

          4      $30,000,000 Revolving Credit     Company's Form 10-Q filed
                 Agreement among Fansteel Inc.    August 13, 1999 (*)
                 and Northern Trust Company as
                 of May 20, 1999 and Form of
                 Note.

         10a     Fansteel Inc. 1998 Long-Term     Exhibit A of the Company's
                 Incentive Plan, as ammended      annual proxy statement
                 effective January 26, 1999.      dated April 19, 1999,
                                                  File No. 1-8676 (*)

         10b     Change in Control Agreement      Company's Form 10-Q filed May
                 between the Company and Gary     17, 1999 (*)
                 L. Tessitore dated as of April
                 19, 1999.

         10c     Change in Control Agreement      Company's Form 10-Q filed May
                 among the Company and the        17, 1999 (*)
                 individuals listed on the
                 signature page thereto dated
                 as of April 19, 1999.

         10d     Employment Offer Letter          Company's Form 10-Q filed May
                 between the Company and Gary     17, 1999 (*)
                 L. Tessitore dated as of
                 January 26, 1999.

         21      Subsidiaries of the Registrant   51





EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

The subsidiaries of Fansteel Inc. and their state or country of incorporation are as follows:


                                                         State or Country
                   Name of Subsidiary                    of Incorporation

          Custom Technologies Corporation                    Delaware
            Wellman Dynamics (1)                             Delaware
            Escast, Inc. (1)                                 Illinois
            Washington Manufacturing (1)                     Delaware
          Fansteel Holdings Incorporated                     Delaware
          Fansteel Sales Corporation, Inc.                   Barbados
          Phoenix Aerospace Corp.                            Delaware
          American Sintered Technologies, Inc.               Delaware
          Fansteel Schulz Products, Inc.                     Delaware
          Fansteel de Mexico S. de R.L. de C.V.(2)           Mexico



(1) These entities are wholly-owned subsidiaries of Custom Technologies Corporation.
(2) This entity is a wholly-owned subsidiary of Escast, Inc. and Fansteel Holdings, Inc.