Form 10-Q
period 2000-03-31
FANSTEEL INC
filed 2000-05-12
CIK 34471

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

     For the period ended                March 31, 2000

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

                                             (X) Yes        ( ) No

                                 8,698,858
          (Number of shares of $2.50 par value common stock outstanding as of April 30, 2000)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 2

                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET

                                                       March 31,   December 31,
                                                         2000          1999
                                                      (Unaudited)        *
     ASSETS
     Current Assets
      Cash and cash equivalents                      $    296,000  $    16,516
      Accounts receivable - net                        23,352,057   18,885,942
      Inventories
       Raw material and supplies                        4,370,254    4,396,715
       Work-in-process                                 16,300,689   16,096,014
       Finished goods                                   7,399,930    7,350,692
                                                       28,070,873   27,843,421
       Less reserve to state certain
        inventories at LIFO cost                        6,896,999    6,896,999
                                                       21,173,874   20,946,422
      Other assets - current
       Deferred income taxes                            2,209,835    2,339,890
       Other                                            1,138,820    1,030,489
           Total current assets                        48,170,586   43,219,259
     Net Assets of Discontinued Operations             26,056,134   24,075,586
     Property, Plant and Equipment
      Land                                              1,911,631    1,911,631
      Buildings                                        13,046,957   13,046,957
      Machinery and equipment                          57,774,842   57,602,970
                                                       72,733,430   72,561,558
      Less accumulated depreciation                    52,819,388   52,243,537
                                                       19,914,042   20,318,021
     Other Assets
      Prepaid pension asset                             8,018,825    8,087,825
      Goodwill                                          2,610,092    2,667,668
      Other                                                68,944       69,825
                                                       10,697,861   10,825,318

     Total Assets                                    $104,838,623  $98,438,184




                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 3

                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                      March 31,    December 31,
                                                        2000          1999
                                                     (Unaudited)         *

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                               $ 12,579,983   $ 9,415,399
      Accrued liabilities                              12,063,175    11,756,110
      Accrued income taxes                              1,170,720       229,311
      Current maturities of long-term debt                250,266       265,915
           Total current liabilities                   26,064,144    21,666,735
     Long-term Debt                                     2,240,268     2,270,831
     Other Liabilities
      Environmental remediation                        15,337,000    15,337,000
      Deferred income taxes                             3,022,615     2,746,682
           Total other liabilities                     18,359,615    18,083,682

     Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                 -             -
      Common stock, par value $2.50
       Authorized 12,000,000 shares
       Issued and outstanding 8,698,858 shares         21,747,145    21,747,145
      Capital in excess of par value                      316,000       316,000
      Unamortized cost of restricted stock awards        (344,719)     (392,136)
      Retained earnings                                36,456,767    34,745,161
      Other comprehensive income
       Foreign currency translation                          (597)          766
        Total other comprehensive income                     (597)          766

                                                       58,174,596    56,416,936

     Total Liabilities and Shareholders' Equity      $104,838,623   $98,438,184

                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

PART 1 - FINANCIAL INFORMATION                                         Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 4

                                  FANSTEEL INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                     For the Three Months Ended
                                                       March 31,     March 31,
                                                         2000          1999

     Net sales                                       $ 39,497,704  $ 37,045,160

     Costs and expenses
      Cost of products sold                            31,868,076    30,592,763
      Selling, general and administrative               4,988,939     4,929,164

                                                       36,857,015    35,521,927


     Operating income                                   2,640,689     1,523,233

     Other income (expense)
      Interest income on investments                            -        14,012
      Interest expense                                    (26,318)      (27,499)
      Other                                               (32,765)      (36,536)

                                                          (59,083)      (50,023)


     Income before income taxes                         2,581,606     1,473,210


     Income tax provision                                 870,000       461,000

     Net income                                      $  1,711,606  $  1,012,210


     Weighted average number of common
      shares outstanding                                8,623,034     8,598,858


     Basic and diluted net income per share                 $ .20         $ .12

     Dividends per common share                             $   -         $   -






                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 5

                                  FANSTEEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


     FOR THE THREE MONTHS ENDED MARCH 31,                2000          1999

                                                       Increase (decrease) in
                                                     cash and cash equivalents

     Cash flows from operating activities:

      Net income                                     $ 1,711,606   $ 1,012,210

      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                    633,427       639,333
        Amortization of unearned stock awards             47,417        31,612
        Net pension charge                                69,000        56,130
        Deferred income tax charge                       405,988         5,997
       Changes in assets and liabilities:
        (Increase) in accounts receivable             (4,466,115)     (537,639)
        (Increase) in inventories                       (227,452)      (26,721)
        (Increase) decrease in other assets-current     (108,331)       28,030
        Increase in accounts payable and accruals      3,470,286       560,287
        Increase in income taxes payable                 941,409       428,824
        Decrease (increase) in other assets                  881       (20,813)
       Net cash provided by operating activities       2,478,116     2,177,250

     Cash flows from investing activities:
       Additions to property, plant and equipment       (171,872)     (856,786)
       Increase in net assets of discontinued
         operations-design, engineering and
         equipment for processing plant               (1,980,548)   (3,140,011)
      Net cash (used in) investing activities         (2,152,420)   (3,996,797)

     Cash flows from financing activities:
       Payments of long-term debt                        (46,212)      (49,195)
     Net cash (used in) financing activities             (46,212)      (49,195)

     Net increase (decrease) in cash and cash
       equivalents                                       279,484    (1,868,742)

     Cash and cash equivalents at beginning of
      period                                              16,516     2,031,835

     Cash and cash equivalents at March 31           $   296,000   $   163,093


                (See Notes to Consolidated Financial Statements)

PART 1 - FINANCIAL INFORMATION                                         Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 6

FANSTEEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Consolidated Financial Statements

  The consolidated balance sheet at March 31, 2000, and the consolidated statements of income for the three months ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

  The Company's line of credit was increased to $33 million on May 20, 1999. The revolving line of credit expires on May 20, 2002. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues, insurance policies, and development loans. Total unused lines of credit were $24.9 million as of March 31, 2000.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 For the three months ended March 31, 2000 total comprehensive income was $1,363 less than net income due to foreign currency translation losses. For the three months ended March 31, 1999 total comprehensive income was $528 more than net income due to foreign currency translation gains.












                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 7

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into three business segments: Industrial Tools, Advanced Structures and Industrial Metal Components. Net sales and operating income
(loss) for the first quarter ended March 31, 2000 and 1999 for each of the Company's business segments are summarized below:


                                              2000           1999

          NET SALES:

           INDUSTRIAL TOOLS
            Sales                         $ 14,303,930   $ 13,660,231

            Intersegment sales                  (1,252)          (187)
                                            14,302,678     13,660,044


           ADVANCED STRUCTURES
            Sales                           13,250,442     12,267,141
            Intersegment sales                       -              -
                                            13,250,442     12,267,141


           INDUSTRIAL METAL COMPONENTS
            Sales                           11,959,002     11,121,188
            Intersegment sales                 (14,418)        (3,213)
                                            11,944,584     11,117,975


          TOTAL NET SALES                 $ 39,497,704   $ 37,045,160


          OPERATING INCOME (LOSS):
           INDUSTRIAL TOOLS               $  1,220,402   $  1,170,365
           ADVANCED STRUCTURES                 518,881        331,725
           INDUSTRIAL METAL COMPONENTS         918,065        526,599
           CORPORATE                           (16,659)      (505,456)

          TOTAL OPERATING INCOME (LOSS)   $  2,640,689   $  1,523,233











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

Quarter Ended March 31, 2000 Compared with Quarter Ended March 31, 1999

  Fansteel's first quarter, 2000 net sales were $39,498,000, an increase of $2,453,000, or 6.6%, compared with first quarter, 1999 net sales of $37,045,000. All three of the Company's business segments experienced sales growth, with tungsten carbide wear parts, road construction tools, tooling for sand castings, and powdered metal components accounting for the majority of the improvement.

  First quarter, 2000 operating income for the Company was $2,641,000 compared with first quarter, 1999 operating income of $1,523,000, an increase of $1,118,000. The higher sales volume, lower material costs, and cost improvements positively impacted first quarter 2000 operating income, while first quarter 1999 results were negatively impacted by one-time charges related to management changes.

  The Company incurred other expenses of $59,000 for the first quarter of 2000 compared with $50,000 in expenses in the first quarter of 1999. The difference is due mainly to $14,000 in interest income on marketable securities in the first quarter of 1999 that the Company did not earn in the first quarter of 2000.

  Net income for the quarter ended March 31, 2000 was $1,712,000, or $.20 per share, compared with $1,012,000, or $.12 per share, in the first quarter of 1999. The one-time charges related to management changes decreased first quarter, 1999 earnings by $.04 per share. Net income as a percentage of sales improved to 4.3% compared with 3.5% in the first quarter of 1999, exclusive of the one-time charge.

  Industrial Tools business segment net sales for the first quarter of 2000 improved by 4.7% to $14,303,000 compared with $13,660,000 in the same period of 1999. Tungsten carbide wear parts and construction tool sales provided most of the improvement. The wear parts product line benefited from increased die blank sales as a result of the rebound in the Asian market and also from increased sales of oil field products due to higher oil prices. Construction tools continue to benefit from the numerous road construction projects and the introduction of newer style tools. Sales of mining tools used primarily for coal production decreased as a result of the warm winter in the Eastern United States. Tungsten carbide cutting tool sales to the metalworking industry remained relatively even with the first quarter of 1999.
                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          Page 9


  Industrial Tools business segment operating income for the first quarter of 2000 was $1,220,000 compared with $1,170,000 for the same period of 1999. Operating income increased due to the higher sales volume and lower material costs. Offsetting these improvements were higher administration costs that related to reorganization of the business segment. Operating income as a percentage of net sales was 8.5% in the first quarter of 2000 compared with 8.6% in the same quarter of the prior year.

  First quarter, 2000 net sales for the Advanced Structures business segment were $13,250,000 compared with $12,267,000 in the first quarter, 1999, an increase of $983,000, or 8.0%. The improvement in this segment resulted from the completion of tooling for new programs at the sand casting facility. The forgings product line, which continues to be impacted by lower production rates in the aircraft market, experienced a small sales decline over the first quarter of 1999.

  Advanced Structures business segment operating income for the first quarter of 2000 was $519,000 compared with $332,000 for the same period of 1999. Operating income as a percentage of sales for this segment improved to 3.9% for the first quarter of 2000 compared with 2.7% in the same quarter of the prior year. Operating income at both the forging and the sand casting operations has improved from the first quarter of 1999 when both locations were experiencing production inefficiencies. Despite improvement, some production difficulties still exist and are currently being addressed to further improve profitability.

  Industrial Metal Components business segment net sales for the quarter ended March 31, 2000 were $11,945,000, an increase of 7.4% from first quarter, 1999 net sales of $11,118,000. Revenues from powdered metal components provided nearly all of this improvement, with strong sales across the majority of markets served. Sales of investment castings also improved due to continued strong activity in the medium-duty truck market. Sales of wire formed products remained even with the first quarter, 1999 sales level.

  Industrial Metal Components business segment operating income for the first quarter of 2000 was $918,000 compared with $527,000 for the same period of 1999, an increase of $391,000. As a percentage of net sales, operating income improved to 7.7% for the first quarter of 2000 compared to 4.7% in the same period last year. The improvement to operating income is due largely to the increased sales volume at the powdered metal components facility. In addition, operating income at the Company's investment casting operation improved as first quarter, 1999 results included costs related to the start-up of the Reynosa, Mexico facility.

  Order backlog at March 31, 2000 was $47,089,000 compared with $54,331,000 at March 31, 1999, a decrease of $7,242,000 or 13.3%. The decrease was a result of reduced orders from the commercial aircraft manufacturers within the Advanced Structures business segment. The Industrial Tools business segment backlog increased as the order activity from the metalworking industry started to show signs of improvement. The Industrial Metal Components backlog improved over the prior year first quarter due to increased orders for investment castings used in the automotive and marine markets.

  Inflation factors did not significantly affect the overall operations of the Company.




                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 10

Outlook

  Many challenges are ahead for the Company as we accelerate the changes necessary to deliver improved performance. While we anticipate modest industry growth in 2000 in many of our businesses, we expect that the aerospace segment will continue to be soft. Improvements in Fansteel performance will have to come from increasing our level of business with new and existing customers, reducing costs and improving the management of working capital.


Liquidity and Capital Resources

  Cash and cash equivalents were $296,000 at March 31, 2000, an increase of $279,000 from December 31, 1999. Engineering, equipment and start-up costs of $1,981,000 were incurred for the processing plant being built for reclamation and decommissioning purposes in Muskogee, Oklahoma.

  In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

  Cash and cash equivalents on hand have been sufficient to date to meet the demands of working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, the Company's line of credit was increased to $33 million on May 20, 1999. As of March 31, 2000, there were no borrowings from the revolving line of credit, but $8.1 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies and development loans. The Company may further use a portion of this unused credit during 2000 to fund the start-up of the reclamation processing plant in Muskogee.

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. All of the Company's debt is related to development loans obtained from various states.

Environmental Remediation and Discontinued Operations

  The Company discontinued its Metal Products business segment in 1989. Environmental reclamation and decommissioning is required for the segment's primary plant that processed certain ores that are subject to regulations of several government agencies. The residues from these processed ores were stored on-site. Remaining assets were written down to estimated realizable value, and provisions were made for the estimated costs for decommissioning. Prior to decommissioning, the Company plans to operate for approximately ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which is expected to materially reduce the amount of radioactive materials to be disposed of during decommissioning. The processing plant would extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues.

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

  The estimated net costs of reclaiming and decommissioning this site during the residue processing period include estimated annual revenues at full production of approximately $8 million per year over the ten year processing period and estimated annual operating costs, including depreciation, of approximately the same amount, related to residue processing. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which will

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 12


result from the increased quantities of certain of these materials made available for sale. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time. Pilot production processing began in the third quarter of 1999 and is continuing as the Company addresses start-up problems. Full production is not anticipated until later in 2000. Additional production complications and delays could cause processing costs to increase from current estimates.

  At March 31, 2000 the Company had recorded liabilities of $9.5 million for discontinued operations, including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues and the Company's estimated share of costs at a second site which had been part of the Metal Products business segments. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

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

  At March 31, 2000 the Company had recorded liabilities of $7.5 million for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.










                                                                       Form 10-Q
                                              Page 13PART II - OTHER INFORMATION



     Item 4.    Submission of Matters to a Vote of Security Holders

        a) The Annual Meeting of Shareholders was held on April 26, 2000.

        c) The nominations for Directors of the Company were brought before shareholders of the Company at the Annual Meeting of Shareholders. The votes cast for and votes withheld for each of the following nominees are as follows:

                                Votes         Votes
              Nominee            For         Withheld

        E. P. Evans           8,485,341       48,963

        R. S. Evans           8,487,741       46,563

        T. M. Evans, Jr.      8,485,730       48,574

        P. J. Kalis           8,125,257      409,047

        J. S. Petrik          8,494,899       39,405

        G. L. Tessitore       8,498,047       36,257


        The appointment of Ernst & Young LLP as auditors of the Company for the year ending December 31, 2000 was placed before shareholders for ratification at the Annual Meeting of Shareholders. The appointment of Ernst & Young LLP as auditors of the Company was ratified with 8,519,309 votes cast for, 9,668 votes cast against, and 5,327 abstentions.

                                                                       Form 10-Q
                                                                         Page 14
                           PART II - OTHER INFORMATION
                                     Contd.


     Item 6.    Exhibits and Reports on Form 8-K

        b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.





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



                                       Fansteel Inc.
                                   (Registrant)








Date -05/12/00                         /s/Gary L. Tessitore
                                          Gary L. Tessitore
                          Chairman, President and Chief Executive Officer








Date -05/12/00                       /s/R. Michael McEntee
                                        R. Michael McEntee
                             Vice President and Chief Financial Officer