Form 10-Q
period 2000-06-30
FANSTEEL INC
filed 2000-08-15
CIK 34471

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

     For the period ended                June 30, 2000

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

                                             (X) Yes        ( ) No

                                 8,698,858
          (Number of shares of $2.50 par value common stock outstanding as of June 30, 2000)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 2

                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET



                                                       June 30,    December 31,
                                                         2000          1999
                                                      (Unaudited)        *
     ASSETS
     Current Assets
      Cash and cash equivalents                      $    133,634  $    16,516
      Accounts receivable - net                        22,128,216   18,885,942
      Inventories
       Raw material and supplies                        4,881,061    4,396,715
       Work-in-process                                 16,767,170   16,096,014
       Finished goods                                   6,779,652    7,350,692
                                                       28,427,883   27,843,421
       Less reserve to state certain
        inventories at LIFO cost                        6,896,999    6,896,999
          Total inventories                            21,530,884   20,946,422
      Other assets - current
       Deferred income taxes                            2,079,780    2,339,890
       Other                                              958,603    1,030,489
           Total current assets                        46,831,117   43,219,259
     Net Assets of Discontinued Operations             28,028,687   24,075,586
     Property, Plant and Equipment
      Land                                              1,872,631    1,911,631
      Buildings                                        13,046,957   13,046,957
      Machinery and equipment                          58,148,334   57,602,970
                                                       73,067,922   72,561,558
      Less accumulated depreciation                    53,340,490   52,243,537
        Net Property, Plant and Equipment              19,727,432   20,318,021
     Other Assets
      Prepaid pension asset                             8,615,683    8,087,825
      Goodwill                                          2,552,516    2,667,668
      Other                                                67,813       69,825
        Total Other Assets                             11,236,012   10,825,318

     Total Assets                                    $105,823,248  $98,438,184






                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 3

                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                      June 30,     December 31,
                                                        2000          1999
                                                     (Unaudited)         *

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                               $ 11,656,418   $ 9,415,399
      Accrued liabilities                              11,857,350    11,756,110
      Accrued income taxes                              1,230,731       229,311
      Current maturities of long-term debt                302,319       265,915
           Total current liabilities                   25,046,818    21,666,735
     Long-term Debt                                     2,042,753     2,270,831
     Other Liabilities
      Discontinued operations and environmental

       remediation                                     15,337,000    15,337,000
      Deferred income taxes                             3,561,281     2,746,682
            Total other liabilities                    18,898,281    18,083,682
     Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                 -             -
      Common stock, par value $2.50
       Authorized 12,000,000 shares
       Issued and outstanding 8,698,858 shares         21,747,145    21,747,145
       Capital in excess of par value                     316,000       316,000
       Unamortized cost of restricted stock awards       (297,303)     (392,136)
       Retained earnings                               38,070,873    34,745,161
       Other comprehensive income
         Foreign currency translation                      (1,319)          766
          Total other comprehensive income                 (1,319)          766

         Total Shareholder's Equity                    59,835,396    56,416,936

     Total Liabilities and Shareholders' Equity      $105,823,248   $98,438,184


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)


                                  FANSTEEL INC.                        Form 10-Q
                        CONSOLIDATED STATEMENT OF INCOME                  Page 4
                                   (UNAUDITED)


                                                  For the Three Months Ended
                                                    June 30,       June 30,
                                                      2000           1999

     Net sales                                    $ 38,555,259   $ 38,226,431

     Costs and expenses
      Cost of products sold                         31,137,286     31,222,580
      Selling, general and administrative            5,137,079      4,606,228

                                                    36,274,365     35,828,808


     Operating income                                2,280,894      2,397,623

     Other income (expense)
      Interest income on investments                         -            717
      Interest expense                                 (23,626)       (27,627)
      Other                                            209,838        (34,217)

                                                       186,212        (61,127)


     Income before income taxes                      2,467,106      2,336,496


     Income tax provision                              853,000        763,000


     Net income                                   $  1,614,106   $  1,573,496


     Weighted average number of common
      shares outstanding                             8,632,191      8,598,858


     Basic and diluted net income per share              $ .19          $ .18



     Dividends per common share                          $   -          $   -












                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 5

                                  FANSTEEL INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                   For the Six Months Ended
                                                    June 30,       June 30,
                                                      2000           1999

     Net sales                                    $ 78,052,963   $ 75,271,591

     Costs and expenses
      Cost of products sold                         63,005,362     61,815,343
      Selling, general and administrative           10,126,018      9,535,392

                                                    73,131,380     71,350,735


     Operating income                                4,921,583      3,920,856

     Other income (expense)
      Interest income on investments                         -         14,729
      Interest expense                                 (49,944)       (55,126)
      Other                                            177,073        (70,753)

                                                       127,129       (111,150)


     Income before income taxes                      5,048,712      3,809,706


     Income tax provision                            1,723,000      1,224,000

     Net income                                   $  3,325,712   $  2,585,706


     Weighted average number of common
      shares outstanding                             8,627,612      8,598,858



     Basic and diluted net income per share              $0.39          $0.30



     Dividends per common share                          $   -          $   -






                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 6

                                  FANSTEEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,
                                                      2000           1999

                                                       Increase (decrease) in
                                                     cash and cash equivalents
     Cash flows from operating activities:

      Net income                                  $ 3,325,712    $ 2,585,706

      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization               1,268,282      1,276,805
        Amortization of unearned stock awards          94,833         79,029
        Net pension (credit)                         (527,858)      (427,644)
        Deferred income tax charge                  1,074,709         56,782
        Gain from disposals of property, plant,
          and equipment                              (220,000)        (4,847)
       Changes in assets and liabilities:
        (Increase) decrease in accounts
          receivable                               (3,242,274)       773,130
        (Increase) decrease in inventories           (584,462)       182,381
        Decrease in other assets-current               71,886         31,835
        Increase in accounts payable and accruals   2,340,174        448,720
        Increase in income taxes payable            1,001,420        214,243
        Decrease in other assets                        2,012        203,852
       Net cash provided by operating activities    4,604,434      5,419,992

     Cash flows from investing activities:
       Additions to property, plant and equipment    (601,541)    (1,363,447)
       Increase in net assets of discontinued
         operations-design, engineering and
            equipment for processing plant         (3,953,101)    (5,718,326)
       Proceeds from sale of property, plant and
         equipment                                    259,000         11,000
      Net cash (used in) investing activities      (4,295,642)    (7,070,773)

     Cash flows from financing activities:
       Payments of long-term debt                    (191,674)      (187,948)
      Net cash (used in) financing activities        (191,674)      (187,948)

     Net increase (decrease) in cash and cash
       equivalents                                    117,118     (1,838,729)

     Cash and cash equivalents at beginning of
       period                                          16,516      2,031,835

     Cash and cash equivalents at June 30         $   133,634    $   193,106

                (See Notes to Consolidated Financial Statements)

                          PART 1 - FINANCIAL INFORMATION               Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 7

                                  FANSTEEL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Consolidated Financial Statements

  The consolidated balance sheet at June 30, 2000 and the consolidated statements of income for the three months and six months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

  The Company's line of credit was increased to $33 million on May 20, 1999. The revolving line of credit expires on May 20, 2002. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues, insurance policies, and development loans. Total unused lines of credit were $24.9 million as of June 30, 2000.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 For the six months ended June 30, 2000 total comprehensive income was $2,085 less than net income due to foreign currency translation losses. For the six months ended June 30, 1999 total comprehensive income was $1,595 more than net income due to foreign currency translation gains.






                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 8

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into three business segments: Industrial Tools, Advanced Structures and Industrial Metal Components. Net sales and operating income for the second quarter and six months ended June 30, 2000 and 1999 for each of the Company's business segments are summarized below:

                               Second Quarter                Six Months
                             2000          1999          2000          1999
   Net Sales:

   Industrial Tools
     Sales               $15,317,428   $14,366,298   $29,621,358   $28,026,529
     Intersegment sales       (1,302)       (4,686)       (2,554)       (4,873)

                          15,316,126    14,361,612    29,618,804    28,021,656
   Advanced Structures
     Sales                12,184,612    12,819,222    25,435,054    25,086,363
     Intersegment sales            -             -             -             -
                          12,184,612    12,819,222    25,435,054    25,086,363
   Industrial Metal
   Components
     Sales                11,057,350    11,052,641    23,016,352    22,173,829
     Intersegment sales       (2,829)       (7,044)      (17,247)      (10,257)
                          11,054,521    11,045,597    22,999,105    22,163,572

   Total Net Sales       $38,555,259   $38,226,431   $78,052,963   $75,271,591


   Operating Income
    (Expense):

    Industrial Tools     $ 1,159,641   $ 1,175,101   $ 2,380,043   $ 2,345,466

    Advanced Structures      510,988       437,288     1,029,869       769,013

    Industrial Metal
     Components              618,816       798,087     1,536,881     1,324,686

    Corporate                 (8,551)      (12,853)      (25,210)     (518,309)

   Total Operating
   Income (Expense)      $ 2,280,894   $ 2,397,623   $ 4,921,583   $ 3,920,856













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


Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

     Fansteel's net sales for the second quarter of 2000 were $38,555,000 compared with $38,226,000 for the second quarter of 1999. Sales of tungsten carbide cutting tools and wear parts accounted for more than the total increase in sales for the quarter.

     Second quarter 2000 operating income for the Company was $2,281,000 compared with $2,398,000 in the second quarter of 1999. The decline was due primarily to the lower sales volume at the investment casting facilities in the second quarter of 2000.

     Other income for the Company in the second quarter of 2000 was $186,000 compared with other expenses of $61,000 in the second quarter of 1999. Other income in the second quarter of 2000 included a non-recurring gain of $220,000 from the sale of unused land and equipment.

     Fansteel's net income for the quarter ended June 30, 2000 was $1,614,000, or $.19 per share, compared with $1,573,000, or $.18 per share, in the second quarter of 1999. Net income as a percentage of sales was 4.2% for the second quarter of 2000 compared with 4.1% for the second quarter of 1999.

     Second quarter 2000 net sales for the Industrial Tools business segment improved by 6.6% to $15,316,000, compared with $14,362,000 in the second quarter of 1999. Increased sales of tungsten carbide cutting tools to the metalworking industries provided most of the improvement. Also providing significant improvement to the segment were increased sales of wear parts used in downhole drilling products due to higher oil prices. Second quarter 2000 construction tool sales remained even with the second quarter of 1999, which was the highest quarterly sales of the decade for construction tools. Coal mining tool revenues for the second quarter of 2000 also remained even with the second quarter of 1999.

     Industrial Tools business segment operating income for the second quarter of 2000 was $1,160,000 compared with $1,175,000 for the same period of 1999. As a percentage of sales, operating income for the second quarters of 2000 and 1999 was 7.6% and 8.2%, respectively. Costs associated with the reorganization of the business segment, increased allowances for slow moving inventory, and

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 10



higher selling expenses negatively impacted the improvements from the higher sales volume and lower material costs.

     Advanced Structures business segment second quarter sales in 2000 were $12,185,000, a decrease of 5.0% from second quarter 1999 sales of $12,819,000. Sand casting sales for the quarter were flat compared with the second quarter of 1999. Forging sales for the second quarter of 2000 declined as a result of soft order rates from the commercial aircraft manufacturers in the second half of 1999.

     Advanced Structures business segment operating income for the second quarter of 2000 was $511,000 compared with $437,000 for the same period of 1999. Despite the decline in forging sales, operating income improved as a percentage of sales to 4.2% for the current quarter, compared with 3.4% in the second quarter of 1999. Production inefficiencies experienced in 1999 at both the sand casting operation and the forging operation have been reduced, although the sand casting operation is still experiencing some production bottlenecks and high scrap. Management is focused on correcting these problems.

     For the second quarter of 2000, sales of $11,055,000 in the Industrial Metal Components business segment remained even with the same period of the prior year. Improvements in the second quarter were seen in sales of powdered metal components and wire formed products, while sales of investment castings declined. Second quarter 2000 sales of powdered metal components were strong, with increased sales to nearly all markets served. Wire formed products recorded solid quarterly sales as efforts to obtain new business are becoming effective. Investment casting sales for the second quarter have fallen as key customers in the truck and marine industries have made inventory adjustments. Production for these customers is expected to increase in the ensuing months.

     Operating income for the Industrial Metal Components business segment in the second quarter of 2000 was $619,000 compared with $798,000 for the same period of 1999. As a percentage of sales, operating income was 5.6% for the second quarter of 2000 and 7.2% for the second quarter of 1999. Higher volumes at the powdered metal and the wire forming operations were offset by the lower production levels at the investment castings facilities.


Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

     For the first half of 2000, Fansteel's net sales increased 3.7% to $78,053,000 from $75,272,000 in the first half of 1999. Higher sales of tungsten carbide wear parts and powdered metal components provided most of the improvement for the Company.

     The Company's operating income for the first six months of 2000 was $4,922,000, an increase of $1,001,000 compared with $3,921,000 in the first six months of 1999. Results in the first half of 1999 included a one-time charge of $490,000 for management changes. The remainder of the improvement was a result of the increased sales volume and lower material costs.

  Other income for the Company was $127,000 for the first six months of 2000 compared with other expenses of $111,000 for the first half of 1999. Other income in 2000 included $220,000 for a non-recurring gain from the sale of unused land and equipment.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 11


     Net income for the first half of 2000 was $3,326,000, or $.39 per share, an improvement over net income of $2,586,000, or $.30 per share, for the first half of 1999. Results for the six months ended June 30, 2000 included a non-recurring gain of $.02 per share from the second quarter sale of unused land and equipment. Earnings in the first half of 1999 were $.04 per share lower due to the one-time charges related to management changes.

     Industrial Tools business segment net sales for the first half of 2000 were $29,619,000, an increase of $1,597,000 or 5.7%, compared to net sales of $28,022,000 for the first half of 1999. Tungsten carbide wear parts provided most of the improvement, benefiting from strong die blank shipments as a result of the rebound in the Asian market and also from improved shipments of oil field products due to the increase in the price of oil. Construction tool sales have improved in the first half of 2000 due to ongoing road construction projects. Tungsten carbide cutting tools also improved, with higher sales to the metalworking industry. Sales of coal mining tools for the first six months of 2000 declined as a result of low ordering activity by the major mines in the first quarter of 2000.

     Industrial Tools business segment operating income for the first six months of 2000 was $2,380,000, or 8.0% of sales, compared with $2,345,000, or 8.4% of sales, in the first half of 1999. The benefits of the higher sales volume and lower material costs were partially offset by higher labor costs, increased manufacturing overhead, business segment reorganization costs and increased allowances for slow moving inventory.

     Net sales of $25,435,000 for the first half of 2000 for the Advanced Structures segment represent a 1.4% increase over sales of $25,086,000 for the same period of 1999. Sales of sand casting products used in commercial aircraft and helicopters were higher than the first six months of 1999. For the six months ended June 30, 2000, the forging operation experienced a sales decline due to soft order rates experienced in the second half of 1999.

     Advanced Structures' operating income for the first half of 2000 was $1,030,000 compared with $769,000 for the first half of 1999. Despite the decline in forging sales, operating income as a percentage of sales improved for the first six months of 2000. Lower material and outside processing costs were partially offset by scrap expenses and production inefficiencies at the sand casting operation.

      Industrial Metal Components net sales of $22,999,000 for the first half of 2000 represents a 3.8% increase over sales of $22,164,000 in the first half of 1999. Strong first quarter sales of powdered metal components to major markets served accounted for most of the year-to-date improvement in this segment over the first half of 1999. Strong second quarter sales, resulting from the addition of new customers in both the lawn and garden market and the metal products market, provided most of the year-to-date improvement for wire formed products. Sales of investment castings, which have experienced inventory adjustments by its major truck and marine customers, have declined for the first half of 2000.

     Operating income for the Industrial Metal Components business segment for the first six months of 2000 was $1,537,000, or 6.7% of sales, compared with $1,325,000, or 6.0% of sales, in 1999. The improvement in operating income was the result of higher volume at the powdered metal components facility. Partially offsetting the improvement for the first six months of 2000 was the lower production level at the investment casting operations.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 12


     Order backlog at June 30, 2000 was $45,430,000 compared with $51,431,000 at June 30, 1999, a decrease of $6,001,000, or 11.7%. While the Advanced Structures' backlog has decreased, order rates from the aircraft manufacturers did improve in the second quarter of 2000 compared with the second quarter of 1999. The Industrial Tools business segment backlog improved due to increased demand for tungsten carbide cutting tools from the metalworking markets. The Industrial Metal Components' backlog also improved as a result of higher order rates in 2000 for wire formed products and powdered metal components.


Outlook

     Many challenges are ahead for the Company as we accelerate the changes necessary to deliver improved performance. While we anticipate modest industry growth in 2000 in many of our businesses, we expect increased competition and continual pressure on prices to customers. Improvements in Fansteel's performance will have to come from increasing our level of business with new and existing customers, reducing costs and improving the management of working capital.


Liquidity and Capital Resources

     Cash and cash equivalents were $134,000 at June 30, 2000, an increase of $117,000 from December 31, 1999. For the six months ended June 30, 2000, engineering, equipment and start-up costs of $3,953,000 were incurred for the processing plant being built for reclamation and decommissioning purposes in Muskogee, Oklahoma.

     In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

     Cash and cash equivalents on hand have been sufficient to date to meet the demands of working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, the Company's line of credit was increased to $33 million on May 20, 1999. As of June 30, 2000, there were no borrowings from the revolving line of credit, but $8.1 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies and development loans. The Company may further use a portion of this unused line of credit during 2000 to fund the start-up of the reclamation processing plant in Muskogee.

     Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. All of the Company's debt is related to development loans obtained from various states.


Environmental Remediation and Discontinued Operations

     The Company discontinued its Metal Products business segment in 1989. Environmental reclamation and decommissioning is required for the segment's primary plant located in Muskogee, Oklahoma that processed certain ores subject to regulations of several government agencies. The residues from these processed ores were stored on-site. Remaining assets were written down to

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 13


estimated realizable value, and provisions were made for the estimated costs for decommissioning. Prior to decommissioning, the Company expects to operate for at least ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which will materially reduce the amount of radioactive materials to be disposed of during decommissioning. The processing plant will extract commercially valuable materials such as tantalum, columbium, scandium and other rare earth and rare metal elements from the feedstock residues.

     The Company, in association with outside consultants, developed a decommissioning plan for the site involved including construction of an engineered on-site cell for containment of contaminated soils that lie beneath and surround the storage ponds; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterization after residue processing ceases to determine whether additional contaminated soils exist which may require remediation, and submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. The NRC requested in May 1999 that the Company change its submittal to separate the property (approximately 100 acres) being considered for unrestricted use from property (approximately 10 acres) being considered for the on-site containment cell. The unrestricted use property plan was submitted in June 1999 and approved in August 1999, with the NRC license amended accordingly. The plan dealing with the on-site containment cell was submitted in August 1999. In September 1999, the NRC published its intent to review this submittal for the purpose of amending the license. In response to the notice, a petition was filed with the NRC by the Oklahoma Attorney General requesting a hearing in order to dispute the appropriateness of constructing the on-site containment cell. A hearing was granted, but the Company expects that it would be held no earlier than the conclusion of the NRC's initial review of the plan, which should require at least one year.

  On-site containment of the contaminated soils may require preparation of an Environmental Impact Statement and, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. The approval process for on-site containment would be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment would ultimately be acceptable to the appropriate regulatory authorities, and would be approved, based on current NRC regulations or provisions of the Nuclear Waste Policy Act of 1982. However, there can be no assurance that a plan providing for on-site containment would ultimately receive approval. Based on recent decreases in the cost of off-site disposal, the Company currently is exploring the possibility of off-site disposal of the contaminated soils as an alternative to on-site containment. There can be no assurance that off-site disposal would be a cost-effective alternative, particularly considering the lengthy period required to complete processing of the residues and the limited number of licensed disposal sites. The implementation of a decommissioning plan for the Company's site that includes off-site disposal of contaminated soils and residues may not be financially feasible.

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

     Pilot production processing at the plant began in the third quarter of 1999. Start-up problems have been encountered, causing delays and increased costs. Further production complications and cost increases could arise as additional processing is brought into the pilot production late in 2000. Full production is not anticipated until mid-2001. The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which may result from the increased quantities of certain of these materials made available for sale. Market prices for some of the materials have increased significantly during plant construction. However, there can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time. The Company continues to believe that aggregate revenues for the sale of materials to be extracted in the processing operation at the site will approximate the operating costs, including depreciation, related to residue processing over the processing period. The Company is continuing to evaluate the economics of the production facility as additional information about production capacity and product quality becomes available.

     At June 30, 2000 the Company had recorded liabilities of $9.3 million for discontinued operations, including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues and the Company's estimated share of costs at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

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

     The Company has also been notified that it is a potentially responsible party at eight sites owned by third parties. The Company's participation at five sites is de minimis, and at the other three sites the Company is either being defended by its insurance carriers or has meritorious defenses to liability.

     At June 30, 2000, the Company had recorded liabilities of $7.7 million for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations,

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 15


and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.


                           PART II - OTHER INFORMATION
                                                                       Form 10-Q
                                                                         Page 16





     Item 6.    Exhibits and Reports on Form 8-K


   b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.




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

                          Fansteel Inc.
                          (Registrant)








Date - 8/15/00               /s/Gary L. Tessitore
                                Gary L. Tessitore
                 Chairman, President and Chief Executive Officer








Date - 8/15/00              /s/R. Michael McEntee
                               R. Michael McEntee
                    Vice President and Chief Financial Officer