Form 10-Q
period 2000-09-30
FANSTEEL INC
filed 2000-11-15
CIK 34471

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

     For the period ended                September 30, 2000

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

                                             (X) Yes        ( ) No

                                 8,698,858
          (Number of shares of $2.50 par value common stock outstanding as of September 30, 2000)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 2

                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET

                                                     September 30, December 31,
                                                         2000          1999
                                                      (Unaudited)  *
     ASSETS
     Current Assets
      Cash and cash equivalents                      $    252,659  $    16,516
      Accounts receivable - net                        24,800,771   18,885,942
      Inventories
       Raw material and supplies                        5,275,679    4,396,715
       Work-in-process                                 16,290,441   16,096,014
       Finished goods                                   6,814,513    7,350,692
                                                       28,380,633   27,843,421
       Less reserve to state certain
        inventories at LIFO cost                        6,896,999    6,896,999
          Total inventories                            21,483,634   20,946,422
      Other assets - current
       Deferred income taxes                            1,949,725    2,339,890
       Other                                            1,043,509    1,030,489
           Total current assets                        49,530,298   43,219,259
     Net Assets of Discontinued Operations             29,379,147   24,075,586
     Property, Plant and Equipment
      Land                                              1,872,631    1,911,631
      Buildings                                        13,048,828   13,046,957
      Machinery and equipment                          59,002,133   57,602,970
                                                       73,923,592   72,561,558
      Less accumulated depreciation                    53,929,254   52,243,537
        Net Property, Plant and Equipment              19,994,338   20,318,021
     Other Assets
      Prepaid pension asset                             9,201,541    8,087,825
      Goodwill                                          2,494,940    2,667,668
      Other                                                66,682       69,825
        Total Other Assets                             11,763,163   10,825,318

     Total Assets                                     $110,666,946 $98,438,184






* - Derived from audited financial statements

(See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 3

                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET   (Contd.)


                                                     September 30, December 31,
                                                        2000          1999
                                                     (Unaudited)         *

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
      Accounts payable                               $ 13,120,043   $ 9,415,399
      Accrued liabilities                              11,999,712    11,756,110
      Accrued income taxes                              1,535,242       229,311
      Current maturities of long-term debt                252,046       265,915
      Total current liabilities                        26,907,043    21,666,735
     Long-term Debt                                     2,998,286     2,270,831
     Other Liabilities
      Discontinued operations and environmental
       remediation                                     15,337,000    15,337,000
      Deferred income taxes                             3,932,082     2,746,682
            Total other liabilities                    19,269,082    18,083,682
     Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                 -             -
      Common stock, par value $2.50
       Authorized 12,000,000 shares
       Issued and outstanding 8,698,858 shares         21,747,145    21,747,145
       Capital in excess of par value                     316,000       316,000
       Unamortized cost of restricted stock awards       (249,886)     (392,136)
       Retained earnings                               39,680,298    34,745,161
       Other comprehensive income
         Foreign currency translation                      (1,022)          766
          Total other comprehensive income                 (1,022)          766

         Total Shareholder's Equity                    61,492,535    56,416,936

     Total Liabilities and Shareholders' Equity      $110,666,946   $98,438,184


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

                                  FANSTEEL INC.                        Form 10-Q
                        CONSOLIDATED STATEMENT OF INCOME                  Page 4
                                   (UNAUDITED)


                                                  For the Three Months Ended
                                                  September 30,  September 30,
                                                      2000           1999

     Net sales                                    $ 38,972,286   $ 34,743,999

     Costs and expenses
      Cost of products sold                         31,306,188     29,020,736
      Selling, general and administrative            5,141,503      4,453,804

                                                    36,447,691     33,474,540


     Operating income                                2,524,595      1,269,459

     Other income (expense)
      Interest income on investments                         -            206
      Interest expense                                 (31,666)       (26,562)
      Other                                            (61,504)       (57,632)

                                                       (93,170)       (83,988)


     Income before income taxes                      2,431,425      1,185,471


     Income tax provision                              822,000        360,000


     Net income                                   $  1,609,425   $    825,471


     Weighted average number of common
      shares outstanding                             8,632,191      8,598,858

     Basic and diluted net income per share              $0.19          $0.10



     Dividends per common share                          $   -          $   -






                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 5

                                  FANSTEEL INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                   For the Nine Months Ended
                                                  September 30,  September 30,
                                                      2000           1999

     Net sales                                    $117,025,249   $110,015,590

     Costs and expenses
      Cost of products sold                         94,311,550     90,836,079
      Selling, general and administrative           15,267,521     13,989,196

                                                   109,579,071    104,825,275


     Operating income                                7,446,178      5,190,315

     Other income (expense)
      Interest income on investments                         -         14,935
      Interest expense                                 (81,610)       (81,688)
      Other                                            115,569       (128,385)

                                                        33,959       (195,138)


     Income before income taxes                      7,480,137      4,995,177


     Income tax provision                            2,545,000      1,584,000

     Net income                                   $  4,935,137   $  3,411,177


     Weighted average number of common
      shares outstanding                             8,629,150      8,598,858



     Basic and diluted net income per share              $0.57          $0.40



     Dividends per common share                          $   -          $   -


                (See Notes to Consolidated Financial Statements)


                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 6

                                  FANSTEEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

     FOR THE NINE MONTHS ENDED SEPTEMBER 30,          2000           1999
                                                    Increase (decrease) in
                                                   cash and cash equivalents
     Cash flows from operating activities:

      Net income                                  $ 4,935,137    $ 3,411,177

      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization               1,914,622      1,894,951
        Amortization of unearned stock awards         142,250        126,447
        Net pension (credit)                       (1,113,716)      (774,300)
        Deferred income tax charge                  1,575,565        466,245
        Gain from disposals of property, plant,
          and equipment                              (220,000)        (4,847)
       Changes in assets and liabilities:
        (Increase) decrease in accounts
          receivable                               (5,914,829)     2,643,570
        (Increase) decrease in inventories           (537,212)       415,234
        (Increase) decrease in other assets -
          current                                     (13,020)       140,709
        Increase (decrease) in accounts payable
          and accruals                              3,946,458       (388,254)
        Increase in income taxes payable            1,305,931        130,083
        Decrease in other assets                        3,143          3,843
       Net cash provided by operating activities    6,024,329      8,064,858

     Cash flows from investing activities:
       Additions to property, plant and equipment  (1,457,211)    (1,897,074)
       Increase in net assets of discontinued
         operations-design, engineering and
            equipment for processing plant         (5,303,561)    (7,938,795)
       Proceeds from sale of property, plant and
           equipment                                  259,000         11,000
      Net cash (used in) investing activities      (6,501,772)    (9,824,869)

      Cash flows from financing activities:
       Proceeds from long-term debt                 1,000,000         30,000
       Payments of long-term debt                    (286,414)      (257,529)
      Net cash provided by (used in) financing
          activities                                  713,586       (227,529)

     Net increase (decrease) in cash and cash
       equivalents                                    236,143     (1,987,540)

     Cash and cash equivalents at beginning of
      period                                           16,516      2,031,835

     Cash and cash equivalents at September 30    $   252,659    $    44,295

                (See Notes to Consolidated Financial Statements)

                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 7

FANSTEEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Consolidated Financial Statements


  The consolidated balance sheet at September 30, 2000 and the consolidated statements of income for the three months and nine months ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

  The Company's line of credit was increased to $33 million on May 20, 1999. The revolving line of credit expires on May 20, 2002. The credit lines are currently being used for letters of credit needed for funding assurance related to environmental issues, insurance policies, and development loans. In the third quarter of 2000, an additional $1 million of the line of credit was used to fund the start-up of the Muskogee, Ok reclamation plant. Total unused lines of credit were $24 million as of September 30, 2000.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 For the nine months ended September 30, 2000 total comprehensive income was $1,788 less than net income due to foreign currency translation losses. For the nine months ended September 30, 1999 total comprehensive income was $1,842 more than net income due to foreign currency translation gains.



                         PART 1 - FINANCIAL INFORMATION                Form 10-Q
                          ITEM 1 - FINANCIAL STATEMENTS                   Page 8

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

Business Segment Information

  The Company is engaged in the manufacture of specialty metal products, which it classifies into three business segments: Industrial Tools, Advanced Structures and Industrial Metal Components. Net sales and operating income for the third quarter and nine months ended September 30, 2000 and 1999 for each of the Company's business segments are summarized below:

                                Third Quarter               Nine Months
                              2000         1999          2000          1999
     Net Sales:

     Industrial Tools
      Sales               $15,334,633  $13,563,567   $ 44,955,991  $ 41,590,096
      Intersegment sales         (281)      (4,092)        (2,835)       (8,965)
                           15,334,352   13,559,475     44,953,156    41,581,131
     Advanced Structures
      Sales                14,213,952   11,413,763     39,649,006    36,500,126
      Intersegment sales            -            -              -             -
                           14,213,952   11,413,763     39,649,006    36,500,126

     Industrial Metal
     Components
      Sales                 9,431,971    9,803,671     32,448,323    31,977,500
      Intersegment sales       (7,989)     (32,910)       (25,236)      (43,167)
                            9,423,982    9,770,761     32,423,087    31,934,333

     Total Net Sales      $38,972,286  $34,743,999   $117,025,249  $110,015,590


     Operating Income
        (Expense):

     Industrial Tools     $ 1,308,888  $   875,772   $  3,688,931  $ 3,221,238

     Advanced Structures    1,135,784     (110,934)     2,165,653      658,079

     Industrial Metal
      Components               89,631      513,162      1,626,512    1,837,848

     Corporate                 (9,708)      (8,541)       (34,918)    (526,850)

     Total Operating
     Income (Expense)     $ 2,524,595  $ 1,269,459   $  7,446,178  $ 5,190,315













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


Quarter Ended September 30, 2000 Compared with Quarter Ended September 30, 1999

  Net sales of $38,972,000 for Fansteel in the third quarter of 2000 increased by $4,228,000, or 12.2%, compared with $34,744,000 in the third quarter of 1999. Sales of aluminum and magnesium castings used in aircraft and helicopter engines provided most of the improvement, with sales of magnesium castings to the oil field industry providing further improvement for the Company. Sales of tungsten carbide cutting tools and wear parts to the metalworking and oil industries also contributed to the increase for the quarter.

  Fansteel's operating income increased to $2,525,000 for the third quarter of 2000 compared with $1,269,000 in the third quarter of 1999. As a percentage of sales, third quarter 2000 operating income improved to 6.4% from 3.7% in the third quarter of 1999. The improvement was a result of the higher sales volume, lower material costs, and manufacturing efficiencies.

  For the third quarter of 2000, other expenses for the Company were $93,000 compared with other expenses of $84,000 in the third quarter of 1999.

  For the quarter ended September 30, 2000, net income was $1,609,000, or $.19 per share, compared with $825,000, or $.10 per share, in the third quarter of 1999. Net income as a percentage of sales improved to 4.1% in the third quarter of 2000 compared with 2.4% in the third quarter of 1999.

  Industrial Tools business segment net sales for the third quarter of 2000 were $15,334,000, an increase of 13.1% over sales of $13,559,000 in the third quarter of 1999. All product lines in this business segment posted improvements over the prior year third quarter, with sales of tungsten carbide cutting tools to the metalworking industries providing the majority of the quarter's improvement. Sales of tungsten carbide wear part sales also provided a significant contribution to the third quarter increase as a result of the rebound in the Asian markets and higher shipments of oil field products.

  Operating income for the Industrial Tools business segment for the third quarter of 2000 was $1,309,000, or 8.5% of sales, compared with $876,000, or




                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 10


6.5% of sales, for the same period of 1999. Operating income improved based on the higher volume and the resulting manufacturing efficiencies.

  Third quarter 2000 net sales of $14,214,000 for the Advanced Structures business segment increased $2,800,000, or 24.5%, compared with $11,414,000 in the third quarter of 1999. The improvement was primarily the result of increased sales of magnesium and aluminum castings to the aircraft and helicopter markets. The addition of magnesium casting sales to the oil drilling industry also provided notable growth for the quarter. Despite the gains made by the sand casting product line, third quarter sales of forgings to the aircraft market have declined as this operation continues to feel the effects of the soft order rates in the last half of 1999.

  Operating income for the Advanced Structures business segment in the third quarter of 2000 was $1,136,000 compared with an operating loss of $111,000 in the third quarter of 1999. The increase in sales volume at the sand casting operation, which suffered losses in the third quarter of 1999 as the result of an unfavorable product mix and high scrap costs, provided the majority of the increase to income.

  Industrial Metal Components business segment sales of $9,424,000 for the third quarter of 2000 decreased $347,000, or 3.6%, compared with $9,771,000 for the same period of 1999. The revenue decline in the current quarter was the result of lower sales of investment castings used by the marine industry and wire formed products used by the lawn and garden market. Third quarter 2000 sales of powdered metal components were flat compared with the third quarter of the prior year.

  Industrial Metal Components business segment operating income for the third quarter of 2000 was $90,000 compared with $513,000 for the same period of 1999. Lower material costs provided some benefit to this segment, but were not enough to offset the negative impact of lower third quarter 2000 sales at the investment casting and wire forming operations.


Nine Months Ended September 30, 2000 Compared with the Nine Months Ended September 30, 1999

  For the first nine months of 2000, Fansteel's net sales were $117,025,000, an increase of $7,009,000, or 6.4%, compared with net sales of $110,016,000 in 1999. Providing the majority of the improvement were sales of aluminum and magnesium castings used in aircraft and helicopter engines. Also contributing to the increases were higher sales of tungsten carbide cutting tools and wear parts to the metalworking and oil field industries.

  For the first nine months of 2000, the Company's operating income was $7,446,000, an increase of $2,256,000 compared with the first nine months of 1999. Results in 1999 included a one-time charge of $490,000 for management changes. The increased sales volume, lower material costs, and manufacturing efficiencies accounted for the remainder of the improvement.

  For the nine months ended September 30, 2000, other income for the Company was $34,000 compared with other expenses of $195,000 for the same period of 1999. Results in 2000 include a non-recurring gain of $220,000 from the second quarter sale of unused land and equipment.

  The Company's net income for the first nine months of 2000 was $4,935,000, or $.57 per share, compared with net income of $3,411,000, or $.40 per share, for the same period of 1999. For the nine months ended September 30, 2000,

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 11


results included a non-recurring gain of $.02 per share from the second quarter sale of equipment and unused land. Earnings for the first nine months of 1999 were $.04 per share lower due to the one-time charges related to management changes.

  For the nine months ended September 30, 2000, sales for the Industrial Tools business segment were $44,953,000, an increase of 8.1% over $41,581,000 for the same period of 1999. Sales of tungsten carbide cutting tools and wear parts accounted for most of the improvement, with growth also coming from road construction tool sales. Sales of mining tools experienced a decline for the nine months due to the decrease in Eastern United States coal production in the first quarter of 2000.

  For the first nine months of 2000 Industrial Tools business segment operating income was $3,689,000, or 8.2% of sales, compared with $3,221,000, or 7.7% of sales, for the same period of 1999. Operating income improved as a result of the higher sales volume and lower material costs.

  Advanced Structure business segment sales of $39,649,000 for the first nine months of 2000 compared with $36,500,000 in sales for the same period of 1999 increased $3,149,000, or 8.6%. The improvement was primarily the result of increased sales of magnesium and aluminum castings to the aircraft and helicopter markets, with the addition of magnesium casting sales to the oil drilling industry also providing growth. These improvements were partially offset by lower forging sales to the aircraft market.

  For the first nine months of 2000, operating income for the Advanced Structures segment was $2,166,000 compared with $658,000 for the same period of 1999. Operating income as a percentage of sales in 2000 also improved to 5.5% compared with 1.8% in 1999 for the nine-month period. Results in 1999 were negatively impacted by unfavorable product mixes and scrap costs incurred at the sand casting operation and by production inefficiencies at the forging facility that resulted during an upgrade of a new steam delivery system.

  For the nine months ended September 30, 2000, sales of $32,423,000 for the Industrial Metal Components business segment increased by 1.5% compared with $31,934,000 in the same period of 1999. Strong first quarter 2000 sales of powdered metal components provided the year-to-date improvement in this segment over the first nine months of 1999. Partially offsetting the revenue gains from the powdered metals product line were lower investment casting sales, which were impacted by inventory adjustments by the truck and marine industries. Due to lower demand from the lawn and garden industry in the third quarter 2000, wire formed product sales have remained flat on a year-over-year basis.

  Operating income for the first nine months of 2000 for the Industrial Metal Components business segment was $1,627,000, or 5.0% of sales, compared with $1,838,000, or 5.8% of sales in 1999. The higher sales volume at the powdered metal plant was offset by the lower production levels at the investment casting facilities as well as by increased manufacturing costs at both the wire forming and powdered metal operations.

  Fansteel's backlog of orders at September 30, 2000 was $47,827,000 compared with $48,614,000 at September 30, 1999, a decrease of $787,000, or 1.6%. The
Industrial Tools business segment backlog increased as orders for tungsten carbide cutting tools from the metalworking markets continue to be strong. The Industrial Metal Components backlog improved with increases in the powdered


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 12


metal products and investment castings backlogs. The Advanced Structures backlog decreased, but order rates from the aircraft manufacturers have improved in the second and third quarters of 2000 compared with the same quarters of the prior year.


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

Liquidity and Capital Resources

  Cash and cash equivalents were $253,000 at September 30, 2000, an increase of $236,000 from December 31, 1999. For the nine months ended September 30, 2000, engineering, equipment, and start-up costs of $5,304,000 were incurred for the processing plant being built for reclamation and decommissioning purposes in Muskogee, Oklahoma.

  In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

  Cash and cash equivalents on hand have been sufficient to date to meet the demands of working capital investments, expenditures for machinery and equipment, environmental costs and other normal operating requirements. However, due to the start-up of the reclamation plant in Muskogee, OK, the Company increased its line of credit to $33 million on May 20, 1999. During the third quarter of 2000, it became necessary to borrow $1,000,000 from the revolving line of credit to continue funding the reclamation plant. As of September 30, 2000, $7.8 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies and development loans.

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. The Company's debt other than the $1 million from the revolving line of credit is related to development loans obtained from various states.


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

  The Company, in association with outside consultants, developed a decommissioning plan for the site involved including construction of an engineered on-site cell for containment of contaminated soils that lie beneath and surround the storage ponds; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterization after residue processing ceases to determine whether additional contaminated soils exist which may require remediation, and submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. The NRC requested in May 1999 that the Company change its submittal to separate the property (approximately 100 acres) being considered for unrestricted use from property (approximately 10 acres) being considered for the on-site containment cell. The unrestricted use property plan was submitted in June 1999 and approved in August 1999, with the NRC license amended accordingly. The plan dealing with the on-site containment cell was submitted in August 1999. In September 1999, the NRC published its intent to review this submittal for the purpose of amending the license. In response to the notice, a petition was filed with the NRC by the Oklahoma Attorney General requesting a hearing in order to dispute the appropriateness of constructing the on-site containment cell. A hearing was granted, but the Company expects that it would be held no earlier than the conclusion of the NRC's initial review of the plan. The Company cannot at this time predict when a hearing would be held.

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

  Pilot production processing at the plant began in the third quarter of 1999. Start-up problems have been encountered, causing delays and increased costs. Further production complications and cost increases could arise as additional processing is brought into the pilot production late in 2000. Full production is not anticipated until mid-2001. For the first nine months of 2000, $5,304,000 was spent for engineering, equipment, and start-up costs with an additional $563,000 spent for decommissioning costs.

  The estimated value of materials to be extracted is based on analysis of samples taken from the residues and a valuation of such materials using current market prices discounted to reflect possible price decreases, including those which may result from the increased quantities of certain of these materials made available for sale. Market prices for some of the materials have fluctuated significantly during plant construction. There can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time. The Company continues to believe that aggregate revenues for the sale of materials to be extracted in the processing operation at the site will approximate the operating costs, including depreciation, related to residue processing over the processing period. The Company is continuing to evaluate the economics of the production facility as additional information about production capacity and product quality becomes available.

  At September 30, 2000 the Company had recorded liabilities of $9.2 million for discontinued operations, including the estimated net costs of reclaiming and decommissioning the site during and after the approximate ten years of processing the residues and the Company's estimated share of costs at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

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

  At September 30, 2000, the Company had recorded liabilities of $7.7 million for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations,

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        Form 10-Q
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         Page 15


and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.






                                                                      Form 10-Q
                                                                      Page 16

                           PART II - OTHER INFORMATION


     Item 6.    Exhibits and Reports on Form 8-K

        b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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



                                       Fansteel Inc.

                                   (Registrant)








Date -  11/14/2000                   /s/Gary L. Tessitore
                                        Gary L. Tessitore
                             Chairman, President and Chief Executive Officer








Date -  11/14/2000                   /s/R. Michael McEntee
                                        R. Michael McEntee
                             Vice President and Chief Financial Officer