Form 10-K
period 2000-12-31
FANSTEEL INC
filed 2001-03-28
CIK 34471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 2001 was $21,792,346.

                                  8,698,858
  (Number of shares of common stock outstanding as of February 26, 2001)

Part III incorporates information by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2001.

The total number of pages in this Form 10-K is 51 with the exhibit index being on page 50.



                                     PART I

ITEM 1 - BUSINESS

    (a) Fansteel Inc. was founded in 1907 as a New York corporation and reincorporated under the laws of the State of Delaware in 1985.

                  Executive offices are located at One Tantalum Place, North Chicago, IL 60064.

    (b) Incorporated by reference from the Notes to Consolidated Financial Statements pages 30 through 44.

    (c)(1)(i) Fansteel is a specialty metals manufacturer of products for use in a variety of markets including metalworking; automotive; energy (coal mining, oil and gas drilling); military and commercial aerospace; agricultural and construction machinery; lawn and garden equipment; medical equipment; marine; and plumbing and electrical hardware industries. The principal products of the Industrial Tools business segment include tungsten carbide cutting tools, milling tools, toolholding devices, mining tools and accessories, construction tools, die parts, drilling components, and other wear resistant parts. The principal products of the Advanced Structures business segment include titanium, nickel base aluminum and alloy steel forgings; high integrity aluminum and magnesium sand mold castings; and machined forgings and castings. The principal products of the Industrial Metal Components business segment include carbon steel, stainless steel, brass and aluminum special wire forms and fasteners; brass, bronze and ferrous alloy investment castings; and ferrous and non-ferrous powdered metal components.

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








ITEM 1 - BUSINESS   (Contd.)

    (c)(1)(i) The percentage of net sales for classes of similar products which equaled or exceeded ten percent of the Company's consolidated net sales for the years indicated is set forth below:
                                                          Consolidated Net Sales
                      Products         Business Segment   2000     1999     1998

                Tungsten carbide
                  cutting tools      Industrial Tools      26%     25%      26%

                Nonferrous           Advanced
                  forgings           Structures            12      12       16

                Investment           Industrial Metal
                  castings           Components            11      12       10


           (ii) At this time, there are no new products in production or in the development stage in continuing operations that require investment of a material amount of the Company's assets. However, the Company is involved in substantial investment in design, engineering, equipment and pilot production of a reclamation processing plant as discussed in Note 4 to the Consolidated Financial Statements contained in Item 8 hereof.

           (iii) The most important raw materials used by the Company are tungsten carbide powder, cobalt, titanium, magnesium, aluminum, iron, bronze, copper, stainless steel, and alloy steel. Prices of some of these raw materials have been volatile in recent years, and changes in raw material prices have had an impact on the Company's dollar sales volume. Material prices in 2000 were down when compared with 1999 prices. However, in the fourth quarter 2000 the Company began to experience an increase in raw material prices, particularly for tungsten carbide and titanium. It is unlikely that these cost increases can be fully passed on to customers. Several of the raw materials used, including cobalt, are purchased principally from foreign sources, many of them located in developing countries, and availability can be affected by political developments and trade restrictions, both domestic and foreign. The Company believes that the sources and availability of these materials are adequate for present needs, although spot shortages of certain raw materials may occur from time to time.

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


ITEM 1 - BUSINESS   (Contd.)

    (c)(1) (vii)  The Company serves a wide variety of industries.  No one individual customer accounts for a significant portion of the Company's overall business.

                  Substantial sales for those operating units within the Advanced Structures segment servicing the aerospace market are concentrated in a relatively small customer base. The loss of any individual customer within this base could have an adverse effect on the segment. Relations with these customers have existed for years and the Company believes them to be sound.

          (viii) The backlog of orders not shipped and believed to be firm as of the dates shown are set forth below (in thousands):

                                                       December 31,
                                                    2000         1999

                    Industrial Tools              $  6,936     $  5,681
                    Advanced Structures             31,721       33,213
                    Industrial Metal Components      9,697       10,918
                                                  $ 48,354     $ 49,812



                  In the Industrial Tools and Industrial Metals Components business segments, virtually all backlog is shipped in less than 12 months, generally within 3 months. In the Advanced Structures segment, shipments are typically made between 1 and 24 months after an order is received. The Company believes that approximately 89% of the backlog at December 31, 2000 will be shipped before the end of 2001.

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

ITEM 1 - BUSINESS   (Contd.)

    (c) (1)(xi)   The development of new products and processes and the
                  improvement of existing products and processes is conducted by each operating unit.

                  The Company has a staff of technically trained people who support sales, manufacturing and quality assurance. The majority of the Company's products and processes require technically sophisticated application engineering and process control. This kind of technical support is charged to the cost of products sold.

          (xii) The Company expensed $194,000 to continuing operations in 2000 for costs related to compliance with government environmental regulations. Capital expenditures resulting from government regulations in 2000 included $66,000 at the California Drop Forge facility in Los Angeles, CA for a low-temperature oxidation system. During 2000, the Company paid $456,000 for continuing operations for environmental remediation for which liabilities had been established in previous years. In addition to the two sites included in the discontinued operations, the Company has a total of seven sites at other Company facilities where environmental remediation is ongoing or will be undertaken. Certain of these sites were identified as a result of environmental studies conducted by the Company during 1997 at all of its owned sites, including testing of soil and groundwater at selected sites as indicated by the environmental studies.

                  The Company has also been notified that it is a potentially responsible party at seven sites owned by third parties. The Company's participation at four sites is de minimis, and at the other three sites the Company is either being defended by its insurance carriers or has meritorious defenses to liability.

                  At December 31, 2000 and 1999, the Company had recorded liabilities of $7.5 million and $7.8 million for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.

                  The Company discontinued its Metal Products business segment in 1989. Environmental reclamation and decommissioning is required for the segment's primary plant located in Muskogee, Oklahoma that processed certain ores subject to regulations of several government agencies. The residues from these processed ores were

ITEM 1 - BUSINESS   (Contd.)

    (c) (1)(xii)  stored on-site. Remaining assets were written down to estimated realizable value, and provisions were made for the estimated costs for decommissioning. Prior to decommissioning, the Company has constructed and expects to operate for at least ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. The processing plant is designed to extract commercially valuable materials such as tantalum, scandium and other rare earth and rare metal elements from the feedstock residues. Pilot production processing began in late 1999. Production problems have been encountered and processing at anticipated production levels has not yet been tested.

                  The Company, in association with outside consultants, developed a decommissioning plan for the Muskogee site including construction of an engineered on-site cell for containment of contaminated soils that lie beneath and surround the storage ponds; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterization after residue processing ceases to determine whether additional contaminated soils exist which may require remediation, and submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. The NRC requested in May 1999 that the Company change its submittal to separate the property (approximately 100 acres) being considered for unrestricted use from property (approximately 10 acres) being considered for the on-site containment cell. The unrestricted use property plan was submitted in June 1999 and approved in August 1999, with the NRC license amended accordingly. The plan dealing with the on-site containment cell was submitted in August 1999. In September 1999, the NRC published its intent to review this submittal for the purpose of amending the license. In response to the notice, a petition was filed with the NRC by the Oklahoma Attorney General requesting a hearing in order to dispute the appropriateness of constructing the on-site containment cell. The proceeding was terminated in January 2001 upon joint motion of the Company, NRC, and the Oklahoma Attorney General. The Company requested that the NRC postpone its review of the plan dealing with on-site containment while it investigates the possibility of off-site disposal of the contaminated soils.

                  On-site containment of the contaminated soils may require preparation of an Environmental Impact Statement and, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. The approval process for on-site containment would be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment would ultimately be acceptable to the appropriate regulatory authorities, and would be approved, based on current NRC regulations or provisions of the Nuclear Waste Policy Act of 1982. However, there can be no assurance that a plan providing

ITEM 1 - BUSINESS   (Contd.)


    (c) (1)(xii)  for on-site containment would ultimately receive approval.
                  Based on recent decreases in the cost of off-site disposal, the Company currently is exploring the possibility of off-site disposal of some or all of the contaminated soils as an alternative to on-site containment. There can be no assurance that off-site disposal would be a cost-effective alternative, particularly considering the lengthy period required to complete processing of the residues and the limited number of licensed disposal sites. The implementation of a decommissioning plan for the Company's site that includes off-site disposal of contaminated soils and residues may not be financially feasible.

                  The NRC decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The level of assurance for decommissioning, including on-site containment, is currently $4,456,000 provided through letters of credit. The amount does not include assurance for costs of operation of the residue processing facility, even though the NRC had previously indicated that the cost of processing should be included in the cost estimate. This level of assurance, however, may be changed upon further review by the NRC. In addition, any proposal to include off-site disposal in the decommissioning plan could change the amount of financial assurance. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

                  Due to the problems during pilot production at the processing plant, the project has experienced delays and increased costs. Full production is not anticipated until late 2001. For the year ended December 31, 2000, $6,123,000 was spent for engineering, equipment, and pilot testing.

                  The Muskogee processing operation was planned and is expected to be operated as the most economical and feasible way of reclaiming and decommissioning the site. It is being accounted for as an environmental reclamation and decommissioning activity. The Company estimates on a periodic basis the revenues that will be generated from the estimated amounts of rare earth and rare metals that will be extracted and sold over the life of the operation, and the total operating costs, including plant construction costs, over the life of the operation, and provides for any estimated excess of such total costs over total revenues. The estimated value of materials to be extracted is based on analyses of samples taken from the residues and a valuation of such materials using current market prices. Market prices for some of the materials have fluctuated significantly during plant construction. There can be no assurance as to the

ITEM 1 - BUSINESS   (Contd.)


    (c)(1)(xii) level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time. The Company continues to estimate that aggregate revenues for the sale of materials to be extracted in the processing operation at the site will approximate total operating costs, including depreciation, related to residue processing over the processing period. The Company is continuing to evaluate the economics of the production facility as additional information about production capacity and product quality becomes available.

                  During 2000, the Company paid $635,000 for discontinued operations for environmental remediation and decommissioning for which liabilities had been established in previous years.

                  At December 31, 2000 and 1999, the Company had recorded liabilities of $9.1 million and $9.7 million for discontinued operations, including the estimated net costs of reclaiming and decommissioning the site during and after the processing of the residues and the Company's estimated share of costs at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

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

      (xiii)  The Company employed 1,371 persons as of December 31, 2000.

    (d) Net sales, income and identifiable assets of foreign operations and export sales are not significant. The Company considers the United States as one inseparable geographic area for its domestic operations.




ITEM 2 - PROPERTIES

                  Manufacturing facility locations and corresponding square footage are as follows:

                                             Business           Square Feet
                 Location                   Segment       Owned   Leased  Total

                 Plantsville, Connecticut   Industrial    60,000       0  60,000
                                            Tools

                 Gulfport, Mississippi      Industrial    32,000       0  32,000
                                            Tools

                 Latrobe, Pennsylvania      Industrial    43,000       0  43,000
                                            Tools

                 Lexington, Kentucky        Industrial    98,000   2,000 100,000
                                            Tools

                 Los Angeles, California    Advanced      48,000       0  48,000
                                            Structures

                 San Gabriel, California    Advanced           0   9,000   9,000
                                            Structures

                 Creston, Iowa              Advanced     293,000       0 293,000
                                            Structures

                 Sarasota, Florida          Industrial     6,000       0   6,000
                                            Metal
                                            Components

                 Addison, Illinois          Industrial         0  46,000  46,000
                                            Metal
                                            Components

                 Reynosa, Mexico            Industrial    69,000       0  69,000
                                            Metal
                                            Components

                 Washington, Iowa           Industrial   100,000       0 100,000
                                            Metal
                                            Components

                 Emporium, Pennsylvania     Industrial    44,000       0  44,000
                                            Metal
                                            Components

ITEM 2 - PROPERTIES  (Contd.)

                  All plants are well-maintained and in good operating order. The plants have sufficient capacity to meet present market requirements. All of the properties described above are fully utilized on a 1 or 2 shift basis, except the Lexington facility, which is operating at approximately 75% utilization.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of 2000.



EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the executive officers of the Company:

                                                              Years of Service
                                                                           In
                          Position with the Company and      With       Present
    Name           Age    Principal Occupation               Fansteel   Position

    Gary L.        56     Director; Chairman of the Board,       2          2
    Tessitore             President and Chief Executive
                          Officer (a)

    R. Michael     47     Vice President and Chief              21         10
    McEntee               Financial Officer

    Michael J.     48     Vice President, General Counsel       15         14
    Mocniak               and Secretary




(a) Mr. Tessitore has been Chairman of the Board, President and Chief Executive Officer of the Company since January 26, 1999. From May 1997 until July 1998, he was President of Claricom, Inc., a privately held telecommunications supplier. From April 1995 until December 1996, he served as President and Chief Executive Officer and Director of Yale International, Inc., an industrial products and food processing firm.



                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                  The New York Stock Exchange is the principal market upon which the shares of the Company are traded.

                  The number of shareholders  of the Company as of  February 26,
                  2001  was  646.  This   number  includes  record  holders  and
                  individual participants in security position listings.

                  Per share stock market and dividend information for each quarter of the last two fiscal years are set forth below:

                                                                          Cash
                                                                       Dividends
                                               High          Low        Declared


                  2000:
                    First Quarter           $ 4 1/16      $ 3 3/16       $  -
                    Second Quarter            4 3/8         3 1/8           -
                    Third Quarter             4 7/16        3 1/2           -
                    Fourth Quarter            4 3/8         2 1/4           -




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



ITEM 6 - SELECTED FINANCIAL DATA

Selected financial data for the Company for the five year period ended December 31, 2000 are as follows:

                                    Years Ended December 31,
  (thousands of  dollars
  except    per    share
  data)                     2000       1999       1998       1997       1996

  Operating Results
   Net Sales              $152,215   $144,394   $153,797   $140,194   $120,834
   Income (Loss) from
      Continuing
        Operations           5,924      3,916      5,406     (2,508)     4,277

   Loss from Discon-
     tinued Operations           -          -          -     (5,856)         -
   Net Income (Loss)         5,924      3,916      5,406     (8,364)     4,277
   Per Weighted  Average
    Common Shares
     Outstanding: (a)
      Income (loss)
       from continuing
        operations             .69        .46        .63       (.29)       .50
      Loss from
       discontinued
        operations               -          -          -       (.68)         -
      Net income (loss)        .69        .46        .63       (.97)       .50
      Cash dividends             -          -          -          -          -
      Shareholders'
       equity                 7.25       6.56       5.53       5.46       6.43




  Financial Position
    Working capital       $ 24,729   $ 21,553   $ 27,589   $ 35,126   $ 28,542
    Net property,  plant
     and equipment          20,079     20,318     20,456     14,665     14,306
    Total assets           112,488     98,438     88,717     88,832     82,127
    Long-term debt           3,646      2,271      2,507      1,600      1,779
    Shareholders' equity    62,528     56,417     47,547     46,920     55,284




  Other Data
    Weighted average
     common shares
      outstanding        8,629,914  8,598,858  8,598,858  8,598,858  8,598,858
    Number of
     shareholders (b)          659        727        772        826        812
    Number of employees      1,371      1,222      1,283      1,127      1,031


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

Results of Operations - 2000 Compared to 1999

  Fansteel Inc.'s net sales for 2000 were $152,215,000 compared with $144,394,000 in 1999, an increase of $7,821,000, or 5.4%. Increased sales of tungsten carbide cutting tools to the metalworking industry and sand castings to the aircraft market accounted for the majority of the improvement.

  Operating income for Fansteel in 2000 was $8,869,000 compared with $5,854,000 in 1999, an increase of $3,015,000, or 51.5%. The increase in income was due to higher sales, lower material costs, and improved manufacturing efficiencies including lower scrap and rework costs.

  Other income for the Company was $117,000 in 2000 compared with other expenses of $222,000 in 1999. Results in 2000 included a non-recurring gain of $220,000 from the sale of unused land and equipment and recoveries of bad debts of $235,000. Partially offsetting these increases were higher interest on debt and less interest on marketable securities.

  The Company's net income of $5,924,000 for 2000 represents a 51.3% increase from 1999 net income of $3,916,000. Net income per share was $.69 in 2000 compared with $.46 in 1999. Results in 1999 included a one-time charge related to management changes that decreased earnings by $.04 per share.

  The Industrial Tools business segment reported net sales of $59,243,000 for 2000, an increase of $4,218,000, or 7.7%, over 1999 sales of $55,025,000. Sales of tungsten carbide cutting tools to the metalworking market, which benefited from improved sales representation and service, accounted for the majority of growth in this business segment. Sales of wear parts increased over the prior year based on the strength of the downhole domestic oil drilling market and improved market share for die blanks and bushing wear parts. Despite the fourth quarter 2000 slowdown in road construction that resulted from poor weather in the southern United States, construction tool sales for the year posted gains over 1999. Coal mining tool sales in 2000 declined, as this market has not yet recovered from the depressed coal production levels in the second half of 1999.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

  Operating income for the Industrial Tools business segment in 2000 was $4,510,000, or 7.6% of sales, compared with operating income in 1999 of $3,909,000, or 7.1% of sales. The increase of $601,000, or 15.4%, was the result of the higher sales volume and lower material costs. Material costs did begin to rise in the fourth quarter 2000 compared to earlier quarters of 2000.

  Business segment sales for the Advanced Structures group were $51,596,000, an improvement of $4,190,000, or 8.8%, over net sales of $47,406,000 in 1999. The improvement was primarily the result of increased sales of aluminum and magnesium castings to the aircraft and helicopter markets and sales of magnesium castings to the oil drilling industry. Sales of machined aircraft parts to the aircraft industry have increased over the prior year due to the strong aerospace market. Sales of forgings to the aircraft industry have declined mainly due to the low order rate in 1999 for this business.

  Advanced Structures operating income improved to $2,819,000 (5.5% of net sales) for 2000 compared with $268,000 (0.6% of net sales) for 1999. Operating income improved in 2000 primarily as a result of increased sales volume and production throughput at the sand castings facility. Better equipment utilization and lower material costs at the forging and machining operations also improved operating income.

  Net sales for the Industrial Metal Components business segment for 2000 were $41,376,000, a decrease of 1.4% compared with sales of $41,963,000 for the prior year. Lower demand from the marine and the medium-duty truck industries for investment castings, particularly in the fourth quarter of 2000, negatively impacted this business segment. Sales of wire formed products for vending machines and plumbing products also decreased from 1999. Despite the softening of sales to the lawn and garden, heavy-duty truck, and recreational vehicle markets in the last half of the year, powdered metal components posted gains over the prior year based on the strength of first quarter 2000 sales.

  Industrial Metal Components operating income for 2000 was $1,591,000, a decrease of $625,000 compared with $2,216,000 in 1999. As a percentage of net sales, operating income for 2000 was 3.8% compared with 5.3% in 1999. The lower operating income was due to lower sales volume and operating inefficiencies resulting from lower production volume in the fourth quarter 2000.

  At December 31, 2000 the Company's order backlog was $48,354,000, a 2.9% decrease from the December 31, 1999 order backlog of $49,812,000. The Industrial Tools backlog increased, as orders for tungsten carbide cutting tools were strong. While the Advanced Structures backlog declined, orders from the aircraft industry improved substantially in the last half of 2000. Industrial Metal Components backlog also declined as orders slowed for investment castings for the medium-duty truck and marine industries and for wire formed products for vending machines, plumbing components, and lawn and garden products.

Results of Operations - 1999 Compared to 1998

   Net sales for Fansteel in 1999 were $144,394,000 compared with $153,797,000 in 1998, a decrease of $9,403,000, or 6.1%. Increased sales of investment castings and road construction tools were more than offset by lower sales of forgings to the aircraft market and tungsten carbide cutting tools to the metalworking industry.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


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

  The Company's net income for 1999 was $3,916,000, or $.46 per share, compared with $5,406,000, or $.63 per share, for 1998. One-time charges related to management changes in the first quarter of 1999 decreased earnings by $.04 per share in 1999. The effective tax rate was lower in 1999 compared with 1998 due to the reduction in the valuation allowance for deferred taxes related to environmental reserves, which had a favorable impact on net income in 1999 of $.04 per share.

  Net sales for the Industrial Tools business segment for 1999 were $55,025,000 compared with $58,437,000 for 1998, a decrease of $3,412,000, or 5.8%. Tungsten carbide cutting tool sales, which slowed from the first half of 1998, experienced lower demand from the metalworking market. Wear part sales also declined, primarily for downhole drilling products, as the oil industry suffered from low oil prices for most of 1999. Construction tool sales increased 61.3% over 1998 due to increased road construction and repairs, which resulted in strong demand for the new pyramid-tipped construction tool and the addition of new road construction customers. Coal mining tool sales declined in 1999, particularly in the last half of the year, principally due to a slowdown in coal production. Sales in this segment also declined due to price reductions to selected customers that were necessary to meet competitive pricing.

  Despite the sales decline in the Industrial Tools segment, operating income of $3,909,000 in 1999 for this segment improved slightly compared with operating income of $3,896,000 in 1998. As a percentage of net sales, operating income was 7.1% for 1999 compared with 6.7% in 1998. Efforts to reduce operating costs along with lower raw material costs have resulted in the improvement to operating income.

  Advanced Structures business segment net sales for 1999 were $47,406,000, a decrease of $7,106,000, or 13.0%, compared with $54,512,000 in 1998. Sales of forgings and machined aircraft parts were adversely affected by the slowdown in new orders from the aircraft market. Sales of magnesium and aluminum sand casting products were flat as the decline in older programs was offset by new program deliveries.

  Advanced Structures operating income for 1999 was $268,000 compared with $2,640,000 for 1998. As a percentage of net sales, operating income for 1999 fell to 0.6% compared with 4.8% for the prior year. The decreased volume at both the forging and machined components facilities had a negative impact on this segment's operating income. In addition, inefficient utilization of equipment at the forging facility, as a result of substantial machine repairs and the new boiler not being operational until the third quarter of 1999,

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

unfavorably impacted operating income. The sand casting operation incurred operating losses in the third and fourth quarters as a result of lower sales volume, higher than normal scrap, an unfavorable product mix and one-time charges for inventory write-offs.

  Industrial Metal Components business segment net sales for 1999 were $41,963,000, an increase of 2.7%, compared with $40,847,000 in 1998. Additional capacity from Fansteel de Mexico allowed for increased investment casting sales of engine components for the medium-duty truck industry as well as the addition of parts for the marine industry. Sales of both wire formed products and powdered metal components declined in 1999, as a result of lower demand from the lawn and garden market and inventory adjustments made by key customers.

  Industrial Metal Components operating income for 1999 was $2,216,000, an increase of $376,000, compared with $1,840,000 in 1998. As a percentage of net sales, operating income for 1999 improved to 5.3% from 4.5% in 1998. Improvement to operating income for this segment resulted from lower operating costs associated with full production at the Fansteel de Mexico facility.

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


Outlook

  A number of the Company's key markets, such as automotive and truck, marine, lawn and garden, and hardware, experienced a softening in the fourth quarter 2000 that is anticipated to continue at least through the first half of 2001. The Company is also beginning to experience raw material price increases for selected high-use materials such as tungsten carbide and titanium and it is unlikely that these cost increases can be fully passed on to customers. Despite these economic conditions, we anticipate modest growth in 2001 in many of our businesses. Markets, such as aircraft, road construction, and energy, are expected to remain strong. Improvements in Fansteel's performance will come from increasing our level of business with new and existing customers through better service and greater capabilities, improving operating efficiencies and improving the management of working capital.

  Significant efforts will continue in 2001 to start residue processing at the Muskogee facility, which is part of discontinued operations. Discontinued operations are expected to generate negative cash flow in 2001, as full production is not anticipated until late in 2001. Uncertainties, such as start-up delays, higher than anticipated operating expenses, and changes to end product prices could have additional negative cash flow impacts in 2001. The Company is continuing to evaluate the economics of this production facility as additional information becomes available.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


Liquidity and Capital Resources

  Cash and cash equivalents were $20,000 at December 31, 2000 compared with $17,000 at December 31, 1999. Working capital requirements increased by $3,176,000 in 2000 related to higher volume and year-end raw material inventory purchases at favorable prices. In accordance with management's program to expand the operations of the Company, investments of $2,227,000 were made in capital equipment. Engineering, equipment, and pilot testing costs of $6,123,000 were incurred for the processing plant to be used for reclamation and decommissioning purposes in Muskogee, Oklahoma.

   In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

   The Company's line of credit was increased to $33 million on May 20, 1999. As of December 31, 2000, $1.6 million was borrowed from the lines of credit and $7.8 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies, and development loans. The Company may further use its line of credit during 2001 to fund the start-up of the reclamation processing plant in Muskogee.

  Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. All of the Company's debt, other than the $1.6 million from the revolving line of credit, is related to development loans obtained from various states. In October 2000, the Company received a $125,000 development loan from the State of Iowa with an interest rate of 6.0% for the modernization of the sand casting facility.


Environmental Remediation and Discontinued Operations

  The  Company  discontinued  its  Metal  Products  business  segment  in  1989.
Environmental reclamation and decommissioning is required for the segment's primary plant located in Muskogee, Oklahoma that processed certain ores subject to regulations of several government agencies. The residues from these processed ores were stored on-site. Remaining assets were written down to estimated realizable value, and provisions were made for the estimated costs for decommissioning. Prior to decommissioning, the Company has constructed and expects to operate for at least ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. The processing plant is designed to extract commercially valuable materials such as tantalum, scandium, and other rare earth and rare metal elements from the feedstock residues. Pilot production processing began in late 1999. Production problems have been encountered and processing at anticipated production levels has not yet been tested.

  The   Company,  in   association   with  outside   consultants,  developed   a
decommissioning plan for the Muskogee site including construction of an engineered on-site cell for containment of contaminated soils that lie beneath and surround the storage ponds; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


plant surveys and characterization after residue processing ceases to determine whether additional contaminated soils exist which may require remediation, and submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. The NRC requested in May 1999 that the Company change its submittal to separate the property (approximately 100 acres) being considered for unrestricted use from property (approximately 10 acres) being considered for the on-site containment cell. The unrestricted use property plan was submitted in June 1999 and approved in August 1999, with the NRC license amended accordingly. The plan dealing with the on-site containment cell was submitted in August 1999. In September 1999, the NRC published its intent to review this submittal for the purpose of amending the license. In response to the notice, a petition was filed with the NRC by the Oklahoma Attorney General requesting a hearing in order to dispute the appropriateness of constructing the on-site containment cell. The proceeding was terminated in January 2001 upon joint motion of the Company, NRC, and the Oklahoma Attorney General. The Company requested that the NRC postpone its review of the plan dealing with on-site containment while it investigates the possibility of off-site disposal of the contaminated soils.

  On-site containment of the contaminated soils may require preparation of an Environmental Impact Statement and, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. The approval process for on-site containment would be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment would ultimately be acceptable to the appropriate regulatory authorities, and would be approved, based on current NRC regulations or provisions of the Nuclear Waste Policy Act of 1982. However, there can be no assurance that a plan providing for on-site containment would ultimately receive approval. Based on recent decreases in the cost of off-site disposal, the Company currently is exploring the possibility of off-site disposal of some or all of the contaminated soils as an alternative to on-site containment. There can be no assurance that off-site disposal would be a cost-effective alternative, particularly considering the lengthy period required to complete processing of the residues and the limited number of licensed disposal sites. The implementation of a decommissioning plan for the Company's site that includes off-site disposal of contaminated soils and residues may not be financially feasible.

  The NRC decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits, and combinations thereof. The level of assurance for decommissioning, including on-site containment, is currently $4,456,000 provided through letters of credit. The amount does not include assurance for costs of operation of the residue processing facility, even though the NRC had previously indicated that the cost of processing should be included in the cost estimate. This level of assurance, however, may be changed upon further review by the NRC. In addition, any proposal to include off-site disposal in the decommissioning plan could change the amount of financial assurance. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

  Due to the problems during pilot production at the processing plant, the project has experienced delays and increased costs. Full production is not anticipated until late 2001. For the year ended December 31, 2000, $6,123,000 was spent for engineering, equipment, and pilot testing.

  The Muskogee processing operation was planned and is expected to be operated as the most economical and feasible way of reclaiming and decommissioning the site. It is being accounted for as an environmental reclamation and decommissioning activity. The Company estimates on a periodic basis the revenues that will be generated from the estimated amounts of rare earth and rare metals that will be extracted and sold over the life of the operation, and the total operating costs, including plant construction costs, over the life of the operation, and provides for any estimated excess of such total costs over total revenues. The estimated value of materials to be extracted is based on analyses of samples taken from the residues and a valuation of such materials using current market prices. Market prices for some of the materials have fluctuated significantly during plant construction. There can be no assurance as to the level of demand for the extracted materials or the actual prices that may be obtained for them, which could vary over time. The Company continues to estimate that aggregate revenues for the sale of materials to be extracted in the processing operation at the site will approximate total operating costs, including depreciation, related to residue processing over the processing period. The Company is continuing to evaluate the economics of the production facility as additional information about production capacity and product quality becomes available.

  At December 31, 2000 and 1999, the Company had recorded liabilities of $9.1 million and $9.7 million for discontinued operations, including the estimated net costs of reclaiming and decommissioning the site during and after the processing of the residues and the Company's estimated share of costs at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site; the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

  Expenditures for environmental reclamation and decommissioning for discontinued operations were $635,000, $100,000, and $1,009,000 in 2000, 1999, and 1998, respectively. Costs expected to be incurred within the next year are included as environmental costs in Accrued Liabilities. Costs expected to be incurred after one year are reflected on the balance sheet in Environmental Remediation as part of Other Liabilities. Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 2000 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC decommissioning funding assurance requirements.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

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

  The Company has also been notified that it is a potentially responsible party at seven sites owned by third parties. The Company's participation at four sites is de minimis, and at the other three sites the Company is either being defended by its insurance carriers or has meritorious defenses to liability.

  At December  31, 2000 and 1999,  the Company had recorded  liabilities of $7.5 million and $7.8 million for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.


ITEM 7a- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


  The company is exposed to the impact of interest rate changes. Currently, the Company does not enter into derivatives relating to this risk.

  The  following  table  provides  information  about  the  Company's  financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flow and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observations as of the reporting date. Interest rate sensitivity at December 31, 2000 and December 31, 1999 consisted of the following:

                            Interest Rate Sensitivity at December 31, 2000
                               Long-Term Debt Including Current Portion
                               (thousands of dollars except percentages)
                                      Fixed                      Variable
                                           Average                    Average
                                 Cash      Interest          Cash     Interest
                                 Flow         Rate           Flow        Rate
     2001                       $ 167        4.44%         $  100       5.17%
     2002                         140        4.78%          1,700       6.03%
     2003                         121        4.75%            100       5.09%
     2004                         117        4.93%            100       5.12%
     2005                         116        5.08%            100       5.20%
     Thereafter                   627        5.11%            525       5.20%
     Total                     $1,288        4.93%         $2,625       5.73%

     Fair Market Value         $1,246                      $2,625



                            Interest Rate Sensitivity at December 31, 1999
                               Long-Term Debt Including Current Portion
                                (thousands of dollars except percentages)
                                      Fixed                       Variable
                                           Average                    Average
                                 Cash      Interest          Cash     Interest
                                 Flow         Rate           Flow        Rate
     2000                      $  266        3.45%         $    -       4.75%
     2001                         145        4.28%            100       4.75%
     2002                         116        4.65%            100       5.02%
     2003                          96        4.46%            100       5.06%
     2004                          94        4.43%            100       5.09%
     Thereafter                   719        5.08%            700       5.13%
     Total                     $1,436        4.58%         $1,100       4.97%

     Fair Market Value         $1,378                      $1,100


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Fansteel Inc.:

We have audited the accompanying consolidated balance sheets of Fansteel Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a)(2). These financial statements and schedule are the responsibility of Fansteel Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fansteel Inc. at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



\s\ Ernst & Young LLP
Chicago, Illinois
January 18, 2001








ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Contd.)

CONSOLIDATED STATEMENT OF INCOME


                                           For the Years Ended December 31,
                                          2000           1999           1998

   Net Sales                         $152,214,699   $144,394,456   $153,796,547
   Cost and Expenses
     Cost of products sold            123,128,455    119,817,193    127,595,846
     Selling, general and              20,217,701     18,723,565     17,881,015
       administrative                 143,346,156    138,540,758    145,476,861

   Operating Income                     8,868,543      5,853,698      8,319,686

   Other Income (Expense)
     Interest income on investments             -         14,935        438,276
     Interest expense                    (137,334)      (108,703)      (102,393)
     Other                                254,250       (128,401)       (17,212)
                                          116,916       (222,169)       318,671

   Income Before Income Taxes           8,985,459      5,631,529      8,638,357

   Income Tax Provision                 3,061,000      1,716,000      3,232,000

   Net Income                        $  5,924,459   $  3,915,529   $  5,406,357

   Net Income Per Weighted Average
    Common Shares Outstanding (a)            $.69           $.46           $.63




(a) Basic earnings per share and diluted earnings per share are the same.

                 See Notes to Consolidated Financial Statements.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                           CONSOLIDATED BALANCE SHEET


                                                          At December 31,
                                                        2000            1999
    ASSETS
    Current Assets
      Cash and cash equivalents                     $     19,793   $    16,516
      Accounts receivable, less allowance of
        $298,000 in 2000 and $299,000 in 1999         23,118,698    18,885,942
      Inventories
        Raw material and supplies                      4,811,195     4,396,715
        Work-in-process                               18,789,057    16,096,014
        Finished goods                                 7,868,894     7,350,692
                                                      31,469,146    27,843,421
        Less:
          Reserve to state certain inventories at
           LIFO cost                                   6,674,530     6,896,999
            Total inventories                         24,794,616    20,946,422
      Other assets - current
        Deferred income taxes                          1,768,470     2,339,890
        Other                                            998,776     1,030,489
    Total Current Assets                              50,700,353    43,219,259
    Net Assets of Discontinued Operations             30,198,580    24,075,586
    Property, Plant and Equipment
      Land                                             1,872,631     1,911,631
      Buildings                                       13,046,957    13,046,957
      Machinery and equipment                         59,659,748    57,602,970
                                                      74,579,336    72,561,558
      Less accumulated depreciation                   54,500,736    52,243,537
        Net Property, Plant and Equipment             20,078,600    20,318,021
    Other Assets
      Prepaid pension asset                            9,007,480     8,087,825
      Goodwill, net of accumulated amortization
        of$1,017,000 in 2000 and $787,000 in 1999      2,437,364     2,667,668
      Other                                               65,551        69,825
        Total Other Assets                            11,510,395    10,825,318

                                                    $112,487,928   $98,438,184

















ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                       CONSOLIDATED BALANCE SHEET (Contd.)


                                                           At December 31,
                                                        2000           1999
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities
      Accounts payable                              $ 13,759,578   $ 9,415,399
      Accrued liabilities                             11,103,324    11,756,110
      Income taxes                                       841,449       229,311
      Current maturities of long-term debt               267,325       265,915
        Total Current Liabilities                     25,971,676    21,666,735
    Long-term Debt                                     3,646,149     2,270,831
    Other Liabilities
      Environmental remediation                       15,151,000    15,337,000
      Deferred income taxes                            5,191,013     2,746,682
        Total Other Liabilities                       20,342,013    18,083,682
    Shareholders' Equity
      Preferred stock without par value
       Authorized and unissued 1,000,000 shares                -             -
      Common stock, par value $2.50
       Authorized 12,000,000 shares; issued and
        outstanding 8,698,858                         21,747,145    21,747,145
      Capital in excess of par value                     316,000       316,000
      Unamortized cost of restricted stock awards       (202,470)     (392,136)
      Retained earnings                               40,669,620    34,745,161
       Other comprehensive income
        Foreign currency translation                      (2,205)          766
         Total other comprehensive income                 (2,205)          766

          Total Shareholders' Equity                  62,528,090    56,416,936

                                                    $112,487,928   $98,438,184




          See Notes to Consolidated Financial Statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)


                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                            For the Years Ended December 31,
                                            2000         1999          1998

    Cash Flows From Operating
    Activities
      Net income                        $ 5,924,459   $ 3,915,529   $ 5,406,357
      Adjustments to reconcile net
        income to net cash provided
        by operating activities:
       Depreciation and amortization      2,576,988     2,482,012     2,257,476
       Amortization of restricted
         stock awards                       189,666       173,864             -
       Net pension (credit)                (919,655)     (424,150)     (170,463)
       Deferred income tax charge         3,015,751     1,101,096     1,228,638
       Gain from disposals of
        property, plant and equipment      (220,352)       (9,481)     (143,798)
       Changes in assets and
         liabilities:
        Decrease in marketable
          securities                              -             -        41,196
        (Increase) decrease in
          accounts receivable            (4,232,756)    3,262,515      (365,585)
        (Increase) decrease in
          inventories                    (3,848,194)    1,495,095    (2,977,800)
        Decrease in other assets -
          current                            31,713       295,003       250,841
        Increase (decrease)in
          accounts payable and
          accrued liabilities             3,502,422    (1,054,921)   (2,759,902)
        Increase (decrease) in income
          taxes payable                     612,138      (478,461)      206,027
        Decrease (increase) in other
          assets                              4,274        14,974       (43,078)

           Net cash provided by
             operating activities         6,636,454    10,773,075     2,929,909







ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

                 CONSOLIDATED STATEMENT OF CASH FLOWS  (Contd.)



                                            For the Years Ended December 31,
                                            2000         1999          1998

    Cash Flows From Investing
    Activities
      Payments for acquisitions         $         -   $         -   $(3,779,307)
      Proceeds from disposition of
        marketable securities                     -             -     5,000,000
      Proceeds from sale of assets
        held for sale                             -             -     2,442,221
      Proceeds from sale of property,
        plant and equipment                 339,654        16,000       266,537
      Capital expenditures               (2,226,565)   (2,120,626)   (4,161,663)
      Increase in net assets of
        discontinued operations-
        design, engineering and
        equipment for processing
        plant                            (6,122,994)  (10,407,190)   (9,594,954)

           Net cash used in investing
            activities                   (8,009,905)  (12,511,816)   (9,827,166)



     Cash Flows From Financing
     Activities
       Payments on long-term debt          (348,272)     (306,578)     (334,137)
       Proceeds from long-term debt       1,725,000        30,000     1,225,000
          Net cash provided by (used
           in) financing activities       1,376,728      (276,578)      890,863





     Net Increase (Decrease) in Cash
      and Cash Equivalents                    3,277    (2,015,319)   (6,006,394)
     Cash And Cash Equivalents at
      Beginning of Year                      16,516     2,031,835     8,038,229

     Cash And Cash Equivalents at End
      of Year                           $    19,793   $    16,516   $ 2,031,835



See Notes to Consolidated Financial Statements.





ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)


                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                         Capital    Unamor-                Accumulated
                                           in     tized Cost                  Other
                                         Excess   of Restric                  Compre-
For the Years Ended           Common     of Par   -ted Stock    Retained     hensive
December 31,                  Stock      Value      Awards      Earnings      Income      Total

1998
 Balance at January 1       $21,497,145  $      -  $       -   $25,423,275   $       -   $46,920,420
 Net income                                                      5,406,357                 5,406,357
 Other comprehensive income
  Minimum pension liability
   adjustment, net of
   $2,969,000 in taxes                                                      (4,778,714)   (4,778,714)
  Foreign currency trans-
   lation adjustment                                                              (973)         (973)
 Comprehensive income                                                                        626,670
 Balance at December 31      21,497,145         -          -    30,829,632  (4,779,687)   47,547,090
1999
 Net income                                                      3,915,529                 3,915,529
  Other comprehensive income
   Minimum pension liability
    adjustment, net of
    $2,969,000 in taxes                                                      4,778,714     4,778,714
   Foreign currency trans-
    lation adjustment                                                            1,739         1,739
  Comprehensive income                                                                     8,695,982
  Restricted stock
    (100,000 shares)            250,000   316,000   (566,000)                                      -
  Amortization of restricted
    stock                                            173,864                                 173,864
 Balance at December 31      21,747,145   316,000   (392,136)   34,745,161         766    56,416,936
2000
 Net income                                                      5,924,459                 5,924,459
  Other comprehensive income
   Foreign currency trans-
    lation adjustment                                                           (2,971)       (2,971)
   Comprehensive income                                                                    5,921,488
   Amortization of restricted
    stock                                            189,666                                 189,666
 Balance at December 31     $21,747,145  $316,000  $(202,470)  $40,669,620  $   (2,205)  $62,528,090

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

  The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, the Company had not purchased any investments with a maturity of three months or less.

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

  Inventories are valued at the lower of cost, determined principally on the "last-in, first-out" (LIFO) basis, or market. Costs include direct material, labor and applicable manufacturing overhead. Inventories valued using the LIFO method comprised 87% and 85% of inventories at current cost at December 31, 2000 and 1999, respectively.

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

  Goodwill of $2,437,000 at December 31, 2000, from the acquisition of American Sintered Technologies, Inc. on July 31, 1996, represents the excess of cost over fair value of the assets acquired and is being amortized over its estimated useful life of 15 years using the straight-line method for financial reporting and income tax purposes. Amortization of goodwill was $230,000 in 2000, 1999 and 1998.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


  The Company periodically reviews long lived assets to determine if there are indicators of impairment. When indicators of impairment are present, the Company evaluates the carrying value of the assets in relation to the operating performance and future undiscounted cash flows for the underlying assets. The Company adjusts the net book value of the underlying assets if the sum of the expected future cash flows is less than book value.

  Revenue from sales of products is generally recognized upon shipment to customers. Revenue from sales of tooling, patterns and dies is generally recognized upon acceptance by the customer.

  The Company classifies distribution costs, including shipping and handling costs, in cost of sales.

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

  The functional currency for the Company's foreign operation is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in other income.

  In June 1998, the Financial Accounting Standards board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000, by Statement No. 138, "Accounting for Certain Hedging Activities." The Company will adopt Statement No. 133, as amended, effective January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the Statement will have a significant effect on earnings or the financial position of the Company.

  Certain reclassifications have been made to prior years' financial statements to conform with the 2000 presentation.


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



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


  The following table sets forth the computation of basic and diluted earnings per share:

                                          2000           1999           1998
     Numerator:
      Net income                      $ 5,924,459    $ 3,915,529    $ 5,406,357

     Denominator:
      Denominator for basic
       earnings per share -
       weighted-average shares          8,629,914      8,598,858      8,598,858

     Effect of dilutive securities
      Employee stock options                  263              -              -
      Employee restricted stock                 -         10,672              -

     Dilutive potential common
      shares                            8,630,177      8,609,530      8,598,858

     Basic earnings per share                $.69           $.46           $.63

     Diluted earnings per share              $.69           $.46           $.63


  Options to purchase shares of common stock were outstanding during 2000 and 1999 (see note 11), but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, and, therefore, would be antidilutive.

3.    Accrued Liabilities

 Accrued liabilities at December 31, 2000 and 1999 include the following:

                                                         2000            1999
     Payroll and related costs                    $    4,621,102  $    4,033,931
     Taxes, other than income                            230,382         393,002
     Profit sharing                                      952,911         845,958
     Insurance                                         2,125,046       2,634,858
     Environmental                                     1,865,329       2,764,366
     Professional fees                                   358,906         423,383
     Other                                               949,648         660,612
                                                  $   11,103,324  $   11,756,110



4. Discontinued Operations, Contingent Liabilities, and Other Liabilities

     The Company discontinued its Metal Products business segment in 1989. Environmental reclamation and decommissioning is required for the segment's primary plant located in Muskogee, Oklahoma that processed certain ores subject to regulations of several government agencies. The residues from these processed ores were stored on-site. Remaining assets were written down to estimated realizable value, and provisions were made for the estimated costs for decommissioning. Prior to decommissioning, the Company has constructed and expects to operate for at least ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


would materially reduce the amount of radioactive materials to be disposed of during decommissioning. The processing plant is designed to extract commercially valuable materials such as tantalum, scandium and other rare earth and rare metal elements from the feedstock residues. Pilot production processing began in late 1999. Production problems have been encountered and processing at anticipated production levels has not yet been tested.

     The Company, in association with outside consultants, developed a decommissioning plan for the Muskogee site including construction of an engineered on-site cell for containment of contaminated soils that lie beneath and surround the storage ponds; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterization after residue processing ceases to determine whether additional contaminated soils exist which may require remediation, and submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. The NRC requested in May 1999 that the Company change its submittal to separate the property (approximately 100 acres) being considered for unrestricted use from property (approximately 10 acres) being considered for the on-site containment cell. The unrestricted use property plan was submitted in June 1999 and approved in August 1999, with the NRC license amended accordingly. The plan dealing with the on-site containment cell was submitted in August 1999. In September 1999, the NRC published its intent to review this submittal for the purpose of amending the license. In response to the notice, a petition was filed with the NRC by the Oklahoma Attorney General requesting a hearing in order to dispute the appropriateness of constructing the on-site containment cell. The proceeding was terminated in January 2001 upon joint motion of the Company, NRC, and the Oklahoma Attorney General. The Company requested that the NRC postpone its review of the plan dealing with on-site containment while it investigates the possibility of off-site disposal of the contaminated soils.

     On-site containment of the contaminated soils may require preparation of an Environmental Impact Statement and, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. The approval process for on-site containment would be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment would ultimately be acceptable to the appropriate regulatory authorities, and would be approved, based on current NRC regulations or provisions of the Nuclear Waste Policy Act of 1982. However, there can be no assurance that a plan providing for on-site containment would ultimately receive approval. Based on recent decreases in the cost of off-site disposal, the Company currently is exploring the possibility of off-site disposal of some or all of the contaminated soils as an alternative to on-site containment. There can be no assurance that off-site disposal would be a cost-effective alternative, particularly considering the lengthy period required to complete processing of the residues and the limited number of licensed disposal sites. The implementation of a decommissioning plan for the Company's site that includes off-site disposal of contaminated soils and residues may not be financially feasible.

     The NRC decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits and combinations thereof. The level of assurance for decommissioning, including on-site containment, is

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


currently $4,456,000 provided through letters of credit. The amount does not include assurance for costs of operation of the residue processing facility, even though the NRC had previously indicated that the cost of processing should be included in the cost estimate. This level of assurance, however, may be changed upon further review by the NRC. In addition, any proposal to include off-site disposal in the decommissioning plan could change the amount of financial assurance. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

      Due to the problems during pilot production at the processing plant, the project has experienced delays and increased costs. Full production is not anticipated until late 2001. For the year ended December 31, 2000, $6,123,000 was spent for engineering, equipment, and pilot testing.

 The net assets of discontinued operations, substantially all of which relate to the Muskogee residue processing operation, at December 31, 2000 and 1999 include the following (in thousands of dollars):


                                              2000          1999

          Land                            $       107   $       107
          Building                              6,155         6,155
          Machinery & equipment                13,707        13,650
                                               19,969        19,912
          Less accumulated depreciation         4,805         4,805
          Net fixed assets                     15,164        15,107
          Design and engineering costs
           for processing plant                15,035         8,969

                                          $    30,199   $    24,076

     The  Muskogee  processing  operation was  planned  and  is  expected to  be operated as the most economical and feasible way of reclaiming and decommissioning the site. It is being accounted for as an environmental reclamation and decommissioning activity. The Company estimates on a periodic basis the revenues that will be generated from the estimated amounts of rare earth and rare metals that will be extracted and sold over the life of the operation, and the total operating costs, including plant construction costs, over the life of the operation, and provides for any estimated excess of such total costs over total revenues. The estimated value of materials to be extracted is based on analyses of samples taken from the residues and a valuation of such materials using current market prices. Market prices for some of the materials have fluctuated significantly during plant construction. There can be no assurance as to the level of demand for the extracted materials or the actual prices which may be obtained for them, which could vary over time. The Company continues to estimate that aggregate revenues for the sale of materials to be extracted in the processing operation at the site will approximate total operating costs, including depreciation, related to residue processing over the processing period. The Company is continuing to evaluate the economics of the production facility as additional information about production capacity and product quality becomes available.


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)




  At December 31, 2000 and 1999, the Company had recorded liabilities of $9.1 million and $9.7 million for discontinued operations, including the estimated net costs of reclaiming and decommissioning the site during and after the processing of the residues and the Company's estimated share of costs at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act and, as a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

  Expenditures for environmental reclamation and decommissioning for discontinued operations were $635,000, $100,000, and $1,009,000 in 2000, 1999, and 1998, respectively. Costs expected to be incurred within the next year are included as environmental costs in Accrued Liabilities. Costs expected to be incurred after one year are reflected on the balance sheet in Environmental Remediation as part of Other Liabilities. Based upon continuing assessment of the proposed decommissioning plan, taking into consideration the most current information, existing technology and regulations in effect, management believes that the amounts reserved at December 31, 2000 are adequate to cover the costs of environmental clean-up for discontinued operations and that the Company has the ability to meet the NRC decommissioning funding assurance requirements.

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

  The Company has also been notified that it is a potentially responsible party at seven sites owned by third parties. The Company's participation at four sites is de minimis, and at the other three sites the Company is either being defended by its insurance carriers or has meritorious defenses to liability.

  At December  31, 2000 and 1999,  the Company had recorded  liabilities of $7.5 million and $7.8 million for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.





               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


5.    Debt

 Long-term debt at December 31, 2000 and 1999 consisted of the following:


                                                  2000              1999
     Revolving line of credit through
     Northern Trust with a weighted
     average rate of interest of 7.27%        $  1,600,000      $          -

     Mississippi Business Finance
     Corporation 5.487% Note, due 2011             895,000           950,000

     Loans   from    various   Pennsylvania
     Economic Agencies  with interest rates
     ranging  from 2.0%  to 5.0%,  due from
     2001 to 2010                                1,270,817         1,496,424

     Loans   from  various   Iowa  Economic
     Agencies  with interest  rates ranging
     from 0.0% to 6.0%, due 2004 to 2005           147,657            90,322

                                                 3,913,474         2,536,746

     Less current maturities                       267,325           265,915

     Total long-term debt                     $  3,646,149      $  2,270,831



  The above loans are collateralized by machinery and equipment with a net book value of $1,018,000.

  The aggregate maturities for long-term debt for the five years after December 31, 2000 are $267,000, $240,000, $221,000, $217,000, and $216,000, respectively.

  Interest paid on debt for the years ended December 31, 2000, 1999 and 1998 amounted to $137,000, $109,000, and $107,000, respectively.

  The fair value of the Company's debt at December 31, 2000 and 1999 was $3,871,000 and $2,478,000, respectively, which was estimated using a discounted cash flow analysis, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.

  The Company has a $30,000,000 unsecured revolving credit agreement expiring on May 20, 2002 and a credit agreement for $3,000,000 expiring on June 30, 2001. As of December 31, 2000, $1.6 million was borrowed from the lines of credit and $7.8 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies and development loans. The interest rate on the line of credit is based on the Federal fund rate, which was 5.41 at December 31, 2000, plus 75 basis points.




               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)



6.    Income Taxes

  Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

  Valuation allowances were established in 1997 in accordance with provisions of FASB Statement No. 109 "Accounting for Income Taxes." The valuation allowances are attributable to federal and state deferred tax assets.

  Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:


                                                   2000              1999
     Deferred tax assets - current:
       Environmental costs                    $     233,918     $     463,869
       Self-insurance accruals                      498,307           734,480
       Vacation accruals                            397,702           381,222
       State income taxes                           256,596           350,081
       Other                                        381,947           410,238
                                              $   1,768,470     $   2,339,890


     Deferred tax assets (liabilities) -
     non-current:
       Environmental costs                    $     726,865     $   1,959,991
       Pensions                                  (2,721,752)       (2,010,015)
       Tax depreciation in excess of book
         depreciation                            (1,075,413)         (726,176)
       Other                                        177,312           160,107
                                                 (2,892,988)         (616,093)
       State income tax net operating loss
         carryforwards                              267,189           321,832
       State income taxes                          (563,574)         (139,421)
                                                   (296,385)          182,411
     Valuation allowances                        (2,001,640)       (2,313,000)
                                              $  (5,191,013)    $  (2,746,682)


  At December 31, 2000 and 1999, the Company had potential state income tax benefits from net operating loss carryforwards that expire in various years through 2012. Valuation allowances include $192,140 and $233,500 at December 31, 2000 and 1999 for net operating loss carryforwards not anticipated to be realized before expiration.










               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


  Details of the provision (benefit) for income taxes in the consolidated statement of operations are as follows:

                                          2000           1999           1998
     Current taxes:
      Federal                         $   178,000    $   549,000    $ 1,662,000
      Foreign                              57,000         50,000              -
      State                               (41,000)       106,000        341,000
                                          194,000        705,000      2,003,000
     Deferred income tax
      charge (credit):
       Federal                          2,755,000      1,234,000      1,196,000
       State                              531,000        269,000         33,000
       Valuation allowances              (419,000)      (492,000)             -

                                        2,867,000      1,011,000      1,229,000

     Total                            $ 3,061,000    $ 1,716,000    $ 3,232,000

  The deferred income tax charge in 2000, 1999, and 1998 resulted primarily from payments for certain environmental costs accrued in prior years, from tax depreciation exceeding book depreciation, and from timing of the deductions for certain employee fringe benefits.

  A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate to income before income tax provision is as follows:

                                          2000           1999           1998
     Income   tax    provision   at
     statutory rate                   $ 3,055,000    $ 1,915,000    $ 2,937,000
     Add:
      State income taxes, net of
       federal income tax provision       323,000        248,000        338,000
      Change in valuation
       allowances                        (353,000)      (457,000)       (91,000)
      Other, net                           36,000         10,000         48,000

     Total income tax provision       $ 3,061,000    $ 1,716,000    $ 3,232,000

  Income taxes paid for each of the three years in the period ended December 31, 2000 amounted to $214,000, $1,364,000, and $2,267,000, respectively. Income tax refunds in the three year period ended December 31, 2000 amounted to $840,000, $318,000 and $469,000, respectively.


7. Retirement Plans

  The Company has several non-contributory defined benefit plans covering approximately 26% of its employees. Benefits for salaried plans are generally based on salary and years of service, while hourly plans are based upon a fixed benefit rate in effect at retirement date and years of service. The Company's funding of the plans is equal to the minimum contribution required by ERISA. Contributions to defined benefit plans totaled $1,367,000, $1,141,000, and $600,000 in 2000, 1999, and 1998, respectively.

  A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


liabilities. In 2000 and 1999, plan assets and accrued pension liabilities exceeded the actuarial present value of accumulated benefits. A minimum pension liability adjustment was not required as a reduction to shareholders' equity. In 1998, a minimum pension liability adjustment of $4,778,714, net of tax benefit, was recorded as a reduction to shareholders' equity.

  The net pension expense (credit) in 2000 and 1999 is comprised of:

                                                         2000           1999
     Change in benefit obligation:
       Benefit obligation at beginning of year      $ 42,473,473   $ 41,818,431
       Service cost                                      430,391        426,403
       Interest cost                                   3,126,988      2,957,183
       Amendments                                              -         97,887
       Actuarial loss                                    477,808        792,206
       Benefits paid                                  (3,703,463)    (3,618,637)
       Benefit obligation at end of the year          42,805,197     42,473,473


     Change in plan assets:
       Fair market value of plan assets at
        beginning of year                             44,031,238     40,532,893
       Actual return on plan assets                    1,592,772      6,003,359
       Employer contribution                           1,409,827      1,113,623
       Benefits paid                                  (3,703,463)    (3,618,637)
       Fair value of plan assets at end of year       43,330,374     44,031,238

       Funded status                                     525,177      1,557,765
       Unrecognized actuarial loss                     7,698,233      5,708,005
       Unrecognized transition asset                     (19,288)       (27,000)
       Unrecognized prior service cost                   663,765        793,420
       Net amount recognized                        $  8,867,887   $  8,032,190

     Amounts recognized in the statement of
       financial position consist of:
       Prepaid benefit cost                         $  9,007,480   $  8,087,825
       Accrued benefit liability                        (139,593)       (55,635)
       Net amount recognized                        $  8,867,887   $  8,032,190



                                                         2000          1999
     Weighted-average assumptions of December 31

     Discount rate                                      7.75%          7.25%

     Expected return on plan assets                     8.00%          8.00%

     Rate of compensation increase                      3.50%          3.50%



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


                                                         2000           1999
     Components of net periodic benefit cost:
       Service cost                                 $    430,391   $    426,403
       Interest cost                                   3,126,988      2,957,183
       Expected return on plan assets                 (3,450,155)    (3,155,113)
       Amortization of prior service cost                129,655        123,192
       Amortization of transition asset                   (7,712)       (57,163)
       Recognized actuarial loss                         308,093        427,903
       Net periodic benefit cost                    $    537,260  $     722,405


  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $37,422,242, $36,824,545, and $36,014,168, respectively, as of December 31, 1998.

  The Company has several defined contribution plans covering approximately 79% of its employees. Almost all of the defined contribution plans have funding provisions which, in certain situations, require Company contributions based upon formulae relating to employee gross wages, participant contributions or hours worked. Almost all of the defined contribution plans also allow for additional discretionary Company contributions based upon profitability. The costs of these plans for 2000, 1999, and 1998 were $1,465,000, $1,305,000, and
$1,519,000, respectively.

  The Company makes medical insurance available and provides limited amounts of life insurance to retirees. Retirees electing to be covered by Company sponsored health insurance pay the full cost of such insurance. The Company accrues the cost of the retiree life insurance benefits in relation to the employee's service with the Company. Costs of postretirement benefits other than pensions for the years ended December 31, 2000, 1999 and 1998 were $40,000, $40,000, and $49,000, respectively.


8. Business Segments

 The  Company is  a  specialty metals  manufacturer.   For  financial  reporting
purposes, the Company classifies its products into the following three business segments:

Industrial Tools:
  Tungsten carbide cutting tools, milling tools, toolholding devices, mining tools and accessories, construction tools, wear parts and related industrial parts.

Advanced Structures:
  Titanium, nickel base and high alloy steel forgings, machined components, and aluminum and magnesium sand castings.

Industrial Metal Components:
 Special wire products, powdered metal components, and investment castings.






               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


  The Company's business segments have separate management teams and infrastructures that offer different products and services. Financial information concerning the Company's segments for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                        2000            1999            1998
     NET SALES:

      INDUSTRIAL TOOLS

       Sales                       $ 59,245,635    $ 55,034,771    $ 58,442,892
       Intersegment sales                (3,035)         (9,344)         (5,582)

                                     59,242,600      55,025,427      58,437,310

      ADVANCED STRUCTURES

       Sales                         51,595,938      47,405,656      54,512,070
       Intersegment sales                     -               -               -

                                     51,595,938      47,405,656      54,512,070

     INDUSTRIAL METAL COMPONENTS

       Sales                         41,409,772      42,011,710      40,860,593
       Intersegment sales               (33,611)        (48,337)        (13,426)

                                     41,376,161      41,963,373      40,847,167

     TOTAL NET SALES               $152,214,699    $144,394,456    $153,796,547


     OPERATING INCOME (LOSS):

      INDUSTRIAL TOOLS             $  4,509,591    $  3,908,676    $  3,895,736

      ADVANCED STRUCTURES             2,818,910         267,632       2,639,782

      INDUSTRIAL METAL
        COMPONENTS                    1,590,619       2,216,056       1,840,208

      CORPORATE                         (50,577)       (538,666)        (56,040)

     TOTAL OPERATING INCOME
       (LOSS)                      $  8,868,543    $  5,853,698    $  8,319,686


  Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

   The percentages of net sales for classes of similar products which exceeded ten percent of the Company's consolidated net sales, for the period indicated, are set forth below:
                                                        Percentage of
                                                     Consolidated Net Sales
     Products               Business Segments        2000      1999     1998

     Tungsten carbide
      cutting tools         Industrial Tools         26%       25%       26%

     Nonferrous forgings    Advanced Structures      12%       12%       16%

     Investment castings    Industrial Metal         11%       12%       10%
                             Components

  The identifiable assets, depreciation and capital expenditures for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                          2000           1999           1998
     Identifiable assets:
      Industrial Tools                $ 21,652,966   $19,678,862    $21,853,599
      Advanced Structures               28,252,994    23,121,801     25,560,655
      Industrial Metal Components       19,829,932    19,020,071     20,429,505
      Corporate/Discontinued            42,752,036    36,617,450     20,873,613

         Total assets                 $112,487,928   $98,438,184    $88,717,372

     Depreciation and amortization:
      Industrial Tools                $    662,782   $   686,365    $   674,904
      Advanced Structures                  744,749       669,985        623,556
      Industrial Metal Components        1,169,457     1,125,662        959,016
      Corporate/Discontinued                     -             -              -

         Total depreciation and
           amortization               $  2,576,988   $ 2,482,012    $ 2,257,476

     Capital expenditures:
      Industrial Tools                $    421,563   $   315,450    $ 1,866,258
      Advanced Structures                  890,240     1,143,943      1,239,232
      Industrial Metal Components          914,762       661,233      4,835,480
      Corporate/Discontinued                     -             -              -

         Total capital expenditures   $  2,226,565   $ 2,120,626    $ 7,940,970

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

  Total minimum future rentals under non-cancelable leases at December 31, 2000 were $682,000, including $436,000 in 2001, $157,000 in 2002, $47,000 in 2003,
$26,000 in 2004, and $16,000 in 2005 and thereafter. Rental expense was $1,121,000 in 2000, $1,589,000 in 1999, and $1,455,000 in 1998.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

10. Acquisitions

  On August 27, 1998, the Company acquired the property, plant and equipment of Attwood de Mexico S. de R. L. de C.V. and Attwood Corporation in Reynosa, Mexico for a cash price of $3,779,000. A new Company, Fansteel de Mexico S. de R. L. de C.V., was established to produce steel and alloy investment castings in conjunction with the Company's Escast (Intercast) Inc. subsidiary, which is in the Industrial Metal Components business segment.

11.  Stock-Based Compensation

  The Shareholders approved the 1998 Long-Term Incentive Plan (Incentive Plan) on May 20, 1998. The Incentive Plan is administered by the Compensation and Nominating Committee of the Board of Directors. No member of the Committee is eligible to receive awards under the Incentive Plan. Officers, key employees and non-employees, who in the judgment of the Committee, render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provided 800,000 shares of common stock to be offered from either authorized and unissued shares or issued shares which have been reacquired by the Company. Options granted will vest equally over three or four years and expire ten years after the grant date. The exercise price is equal to 100% of the fair market value of a common stock on the grant date.

  A summary of the Company's stock option activity and related information for the years ended December 31, 2000, 1999 and 1998 follows:

                                                        Weighted
                                                        Average
                                                        Exercise
                                            Options       Price
     Outstanding at December 31, 1997             -         -
     Granted                                175,000     $9.19
     Forfeited                              (12,200)     9.19
     Outstanding at December 31, 1998       162,800      9.19
     Granted                                324,000      5.64
     Forfeited                              (41,200)     9.19
     Outstanding at December 31, 1999       445,600      6.38
     Granted                                 76,500      3.61
     Forfeited                              (53,233)     6.94
     Outstanding at December 31, 2000       468,867      6.08

     Options Exercisable at:
       December 31, 1998                          -         -
       December 31, 1999                     34,367      9.19
       December 31, 2000                    107,333      6.68
       December 31, 2001                    130,166      6.14
       December 31, 2002                     99,167      5.19
       December 31, 2003                     97,834      5.18


 The weighted average remaining contractual life of the options exercisable at December 31, 2000 is 7.8 years.



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

  The fair value of the Company stock options estimated on the date of grant using the Black Scholes option-pricing model was $2.08, $2.49 and $3.90 for 2000, 1999 and 1998, respectively, with the following assumptions:

                                       2000           1999           1998

    Expected life in years              8              8              8
    Interest rate                      6.56%          5.71%          5.71%
    Volatility                        40.40%         24.40%         24.40%
    Dividend Yield                     0.00%          0.00%          0.00%

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee options.

  Pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation", the Company has elected to account for its stock option plan under APB Opinion 25 "Accounting for Stock Issued to Employees" and adopt the disclosure only provisions of SFAS No. 123. Under APB 25, no compensation costs are recognized because the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS 123, stock options are valued at grant date using the Black-Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had compensation costs been determined as prescribed by SFAS 123, the Company's net earnings and earnings per share would have been reduced to pro forma amounts indicated below:

                               2000             1999              1998
    Net Earnings
     As Reported            $5,924,459       $3,915,529        $5,406,357
     Pro Forma               5,713,338        3,721,950         5,329,072
    Net Earnings Per Share
     As Reported                  $.69             $.46              $.63
     Pro Forma                     .66              .43               .62

  Pro forma diluted income per common share has not been presented for 2000, 1999 or 1998 because assuming the conversion of stock options would have an anti-dilutive effect.

  On January 26, 1999, the Board of Directors granted 100,000 shares of restricted stock to the Chairman, President and Chief Executive Officer. The shares vest one-third on the anniversary date of the grant. The fair market value of the shares at grant date was $5.66. Compensation expense for restricted stock was $189,666 and $173,864 in 2000 and 1999, respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (Contd.)

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     (thousands of dollars except per
     share data)                       Mar. 31,  Jun. 30,   Sep. 30,   Dec. 31,

     2000

      Net sales                        $ 39,498  $ 38,555   $ 38,972   $ 35,190
      Gross profit                        7,630     7,418      7,666      6,372
      Net income                          1,712     1,614      1,609        989
      Net income per weighted average
        common shares outstanding (a)       .20       .19        .19        .11

     1999
      Net sales                        $ 37,045  $ 38,226   $ 34,744   $ 34,379
      Gross profit                        6,452     7,004      5,724      5,397
      Net income                          1,012     1,573        825        506
      Net income per weighted average
        common shares outstanding (a)       .12       .18        .10        .06



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



PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information regarding the Company's executive officers is included in Part I page 11.

                  Information concerning the Company's directors is incorporated by reference to information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2001.

ITEM 11 - EXECUTIVE COMPENSATION

                  Incorporated herein by reference to information under the caption "Compensation of Directors and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2001.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)(b)(c) The information required by this Item 12 is incorporated herein by reference to the information under the captions "Voting Securities and Principal Holders Thereof" and "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Incorporated herein by reference to the information under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2001.


PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                                                      Form 10-K
    (a)(1)        Index to Consolidated Financial Statements:           Page

                  Report of Independent Auditors.                         23

                  Consolidated Statement of Income for each of the
                  three years in the period ended December 31, 2000.      24

                  Consolidated Balance Sheet at December 31, 2000 and
                  1999.                                                  25-26

                  Consolidated Statement of Cash Flows for each of the
                  three years in the period ended December 31, 2000.     27-28

                  Consolidated Statement of Shareholders' Equity for
                  each of the three years in the period ended December
                  31, 2000.                                               29

                  Notes to Consolidated Financial Statements.            30-44

                  Summary of Quarterly Results of Operations for the
                   years ended December 31, 2000 and 1999.                45

    (a)(2)        Index to Consolidated Financial Statement Schedule:

                  Consolidated Financial Statement Schedule for each
                   of the three years ended December 31, 2000:

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

    (a)(3) The following exhibits required by Item 601 of Regulation S-K are submitted as follows:

                  Exhibit 3.1- Certificate of Incorporation

                  Exhibit 3.2- By-Laws

                  Exhibit 4  - Instruments defining the rights of
                               security holders, including indentures

                  Exhibit 10 - Material contracts (management
                               contract, compensation plans or
                               arrangements)

                  Exhibit 21 - Subsidiaries of the Registrant

     All other exhibits are omitted since the required information is not present or is not present in amounts sufficient to require submission.

    (b) No reports have been filed on Form 8-K during the last quarter of the year ended December 31, 2000.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Additions
                                Balance at   Charged to                Balance
                                Beginning     Cost and    Deductions    at End
                                 of Year      Expenses       (1)       of Year

    Allowance for Doubtful
     Accounts:

    Year ended 12/31/00        $ 299,166    $   4,855    $   5,832    $ 298,189

    Year ended 12/31/99        $ 259,247    $   8,889    $ (31,030)   $ 299,166

    Year ended 12/31/98        $ 280,440    $  22,746    $  43,939    $ 259,247







  (1)  Accounts written off, net of recoveries.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                   FANSTEEL INC.
                                                                   Registrant

  Date:  03/15/01        By:   /s/Gary L. Tessitore
                                Gary L. Tessitore, President and Chief
                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

  Signature                     Title                       Date

                                Director; Chairman of the
                                Board,    President   and
  /s/Gary L. Tessitore          Chief Executive Officer     03/15/01
  Gary L. Tessitore

                                Vice President  and Chief
  /s/R. Michael McEntee         Financial Officer           03/15/01
  R. Michael McEntee


  /s/Edward P. Evans            Director                    03/22/01
  Edward P. Evans


  /s/R. S. Evans                Director                    03/17/01
  R. S. Evans


  /s/Thomas M. Evans, Jr.       Director                    03/20/01
  Thomas M. Evans, Jr.


  /s/Peter J. Kalis             Director                    03/18/01
  Peter J. Kalis

  /s/Jack S. Petrik             Director                    03/16/01
  Jack S. Petrik

  /s/Donald C. Roof             Director                    03/20/01
  Donald C. Roof



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

         10a     Fansteel  Inc. 1998  Long-Term   Exhibit  A  of  the  Company's
                 Incentive  Plan,   as  amended   annual proxy statement
                 effective January 26, 1999.      dated April 19, 1999,
                                                  File No. 1-8676 (*)

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