Form 10-Q
period 2001-03-31
FANSTEEL INC
filed 2001-05-15
CIK 34471

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

    For the period ended                  MARCH 31, 2001
                         -------------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                     to
                                   -------------------    ---------------------

    Commission File Number:                   1-8676
                           -----------------------------------------------------



                                  FANSTEEL INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


     DELAWARE                                            36-1058780
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


     NUMBER ONE TANTALUM PLACE, NORTH CHICAGO, IL                 60064
--------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                                 (847) 689-4900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  (X) Yes          ( ) No

                                    8,698,858
--------------------------------------------------------------------------------
          (Number of shares of $2.50 par value common stock outstanding as of April 30, 2001)

                    PART 1 - FINANCIAL INFORMATION                     Form 10-Q
                      ITEM 1 - FINANCIAL STATEMENTS                       Page 2

                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET
                         -----------------------------


                                                      March 31,                 December 31,
                                                        2001                       2000
                                                    ------------                ------------
                                                     (Unaudited)                     *

ASSETS
Current Assets
  Cash and cash equivalents                         $     38,919                $     19,793
  Accounts receivable - net                           24,746,533                  23,118,698
  Inventories
    Raw material and supplies                          4,963,766                   4,811,195
    Work-in-process                                   19,677,568                  18,789,057
    Finished goods                                     8,172,407                   7,868,894
                                                    ------------                ------------
                                                      32,813,741                  31,469,146
    Less reserve to state certain
      inventories at LIFO cost                         6,674,530                   6,674,530
                                                    ------------                ------------
                                                      26,139,211                  24,794,616
  Other assets - current
    Deferred income taxes                              1,786,514                   1,768,470
    Other                                              1,031,468                     998,776
                                                    ------------                ------------
      Total current assets                            53,742,645                  50,700,353
                                                    ------------                ------------
Net Assets of Discontinued Operations                 31,646,705                  30,198,580
                                                    ------------                ------------
Property, Plant and Equipment
  Land                                                 1,872,631                   1,872,631
  Buildings                                           13,046,957                  13,046,957
  Machinery and equipment                             60,785,139                  59,659,748
                                                    ------------                ------------
                                                      75,704,727                  74,579,336
  Less accumulated depreciation                       55,066,798                  54,500,736
                                                    ------------                ------------
                                                      20,637,929                  20,078,600
                                                    ------------                ------------
Other Assets
  Prepaid pension asset                                9,279,771                   9,007,480
  Goodwill                                             2,379,788                   2,437,364
  Other                                                   64,420                      65,551
                                                    ------------                ------------
                                                      11,723,979                  11,510,395
                                                    ------------                ------------

Total Assets                                        $117,751,258                $112,487,928
                                                    ============                ============

                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)



                    PART 1 - FINANCIAL INFORMATION                     Form 10-Q
                      ITEM 1 - FINANCIAL STATEMENTS                       Page 3

                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET (Contd.)
                       -----------------------------------



                                                      March 31,                 December 31,
                                                        2001                       2000
                                                    ------------                ------------
                                                     (Unaudited)                     *

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                  $ 14,865,075                $ 13,759,578
  Accrued liabilities                                 10,224,725                  11,103,324
  Accrued income taxes                                   898,782                     841,449
  Current maturities of long-term debt                   255,215                     267,325
                                                    ------------                ------------
        Total current liabilities                     26,243,797                  25,971,676
                                                    ------------                ------------
Long-term Debt                                         7,829,222                   3,646,149
                                                    ------------                ------------
Other Liabilities
  Environmental remediation                           15,151,000                  15,151,000
  Deferred income taxes                                5,446,840                   5,191,013
                                                    ------------                ------------
                                                      20,597,840                  20,342,013
                                                    ------------                ------------

Shareholders' Equity
  Preferred stock without par value
    Authorized and unissued 1,000,000 shares
  Common stock, par value $2.50
    Authorized 12,000,000 shares
    Issued and outstanding 8,698,858 shares           21,747,145                  21,747,145
  Capital in excess of par value                         316,000                     316,000
  Unamortized cost of restricted stock awards           (155,054)                   (202,470)
  Retained earnings                                   41,172,462                  40,669,620
  Other comprehensive income
    Foreign currency translation                            (154)                     (2,205)
                                                    ------------                ------------
      Total other comprehensive income                      (154)                     (2,205)
                                                    ------------                ------------

                                                      63,080,399                  62,528,090
                                                    ------------                ------------

Total Liabilities and Shareholders' Equity          $117,751,258                $112,487,928
                                                    ============                ============

                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)



                    PART 1 - FINANCIAL INFORMATION                     Form 10-Q
                      ITEM 1 - FINANCIAL STATEMENTS                       Page 4

                                  FANSTEEL INC.
                        CONSOLIDATED STATEMENT OF INCOME
                        ---------------------------------
                                   (UNAUDITED)



                                                                     FOR THE THREE MONTHS ENDED
                                                                     --------------------------

                                                                       March 31,        March 31,
                                                                         2001             2000
                                                                     -----------      -----------
Net sales                                                            $38,600,300      $39,497,704

Costs and expenses
  Cost of products sold                                               32,293,142       31,868,076
  Selling, general and administrative                                  5,363,320        4,988,939
                                                                     -----------      -----------

                                                                      37,656,462       36,857,015
                                                                     -----------      -----------

Operating income                                                         943,838        2,640,689

Other income (expense)
  Interest expense                                                       (87,753)         (26,318)
  Other                                                                  (16,243)         (32,765)
                                                                     -----------       ----------
                                                                        (103,996)         (59,083)
                                                                     -----------       ----------


Income before income taxes                                               839,842        2,581,606

Income tax provision                                                     337,000          870,000
                                                                     -----------      -----------

Net income                                                           $   502,842      $ 1,711,606
                                                                     ===========      ===========

Weighted average number of common
  shares outstanding                                                   8,656,265        8,623,034
                                                                     ===========      ===========

Basic and diluted net income per share                                     $ .06            $ .20
                                                                           =====            =====

Dividends per common share                                                 $   -            $   -
                                                                           =====            =====


                (See Notes to Consolidated Financial Statements)




                    PART 1 - FINANCIAL INFORMATION                     Form 10-Q
                      ITEM 1 - FINANCIAL STATEMENTS                       Page 5

                                 FANSTEEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       ------------------------------------
                                   (UNAUDITED)



FOR THE THREE MONTHS ENDED MARCH 31,                                                 2001                   2000
                                                                                ----------------       --------------

                                                                                           Increase (decrease) in
                                                                                         cash and cash equivalents

Cash flows from operating activities:

  Net income                                                                    $    502,842           $  1,711,606

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                  641,238                633,427
      Amortization of unearned stock awards                                           47,416                 47,417
      Net pension (credit) charge                                                   (272,291)                69,000
      Deferred income tax charge                                                     237,783                405,988
      Gain from disposals of property, plant and
        equipment                                                                    (16,900)                     -

  Changes in assets and liabilities:
    (Increase) in accounts receivable                                             (1,627,835)            (4,466,115)
    (Increase) in inventories                                                     (1,344,595)              (227,452)
    (Increase) in other assets-current                                               (32,692)              (108,331)
    Increase in accounts payable and accruals                                        228,949              3,470,286
    Increase in income taxes payable                                                  57,333                941,409
    Decrease in other assets                                                           1,131                    881
                                                                                ------------           ------------
  Net cash (used in) provided by operating
    activities                                                                    (1,577,621)             2,478,116
                                                                                ------------           ------------


Cash flows from investing activities:
  Additions to property, plant and equipment                                      (1,160,591)              (171,872)
  Increase in net assets of discontinued
    operations-design, engineering and
    equipment for processing plant                                                (1,448,125)            (1,980,548)
  Proceeds from sale of property, plant and
    equipment                                                                         34,500                      -
                                                                                ------------           ------------
Net cash (used in) investing activities                                           (2,574,216)            (2,152,420)
                                                                                ------------           ------------

Cash flows from financing activities:
  Proceeds from long-term debt                                                     4,238,833                      -
  Payments of long-term debt                                                         (67,870)               (46,212)
                                                                                ------------           ------------
Net cash provided by (used in) financing
  activities                                                                       4,170,963                (46,212)
                                                                                ------------           ------------

Net increase in cash and cash equivalents                                             19,126                279,484

Cash and cash equivalents at beginning of
  period                                                                              19,793                 16,516
                                                                                ------------           ------------

Cash and cash equivalents at March 31                                           $     38,919           $    296,000
                                                                                ============           ============

                (See Notes to Consolidated Financial Statements)





                    PART 1 - FINANCIAL INFORMATION                     Form 10-Q
                      ITEM 1 - FINANCIAL STATEMENTS                       Page 6

                                  FANSTEEL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

  The consolidated balance sheet at March 31, 2001, and the consolidated statements of income for the three months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

  The  accompanying   consolidated  financial  statements  do  not  include  all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

  The Company has a $30,000,000 unsecured revolving credit agreement expiring on May 20, 2002 and a credit agreement for $3,000,000 expiring on June 30, 2001. As of March 31, 2001, $5.5 million was borrowed from the lines of credit and $7.8 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies and development loans.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 For the three months ended March 31, 2001 total comprehensive income was $2,051 more than net income due to foreign currency translation gains. For the three months ended March 31, 2000 total comprehensive income was $1,363 less than net income due to foreign currency translation losses.

                    PART 1 - FINANCIAL INFORMATION                     Form 10-Q
                      ITEM 1 - FINANCIAL STATEMENTS                       Page 7

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)

BUSINESS SEGMENT INFORMATION

    The Company is engaged in the manufacture of specialty metal products, which it classifies into three business segments: Industrial Tools, Advanced Structures and Industrial Metal Components. Net sales and operating income
(loss) for the first quarter ended March 31, 2001 and 2000 for each of the Company's business segments are summarized below:


                                                      2001                   2000
                                                 -------------           -------------

NET SALES:

  INDUSTRIAL TOOLS
    Sales                                         $ 15,270,549          $ 14,303,930
    Intersegment sales                                  (1,984)               (1,252)
                                                  ------------          ------------
                                                    15,268,565            14,302,678
                                                  ------------          ------------

ADVANCED STRUCTURES
  Sales                                             13,279,116            13,250,442
  Intersegment sales                                         -                     -
                                                   ------------        -------------
                                                    13,279,116            13,250,442


INDUSTRIAL METAL COMPONENTS
  Sales                                             10,054,095            11,959,002
  Intersegment sales                                    (1,476)              (14,418)
                                                  ------------         -------------
                                                    10,052,619            11,944,584


TOTAL NET SALES                                   $ 38,600,300          $ 39,497,704
                                                  ============          ============

OPERATING INCOME (LOSS) :
  INDUSTRIAL TOOLS                                $    624,754          $  1,220,402
  ADVANCED STRUCTURES                                  311,350               518,881
  INDUSTRIAL METAL COMPONENTS                           15,754               918,065
  CORPORATE                                             (8,020)              (16,659)
                                                  ------------           -----------

TOTAL OPERATING INCOME (LOSS)                     $    943,838           $ 2,640,689
                                                  ============           ===========



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

QUARTER ENDED MARCH 31, 2001 COMPARED WITH QUARTER ENDED MARCH 31, 2000
-----------------------------------------------------------------------

    First quarter, 2001 net sales for Fansteel were $38,600,000, a decrease of $897,000, or 2.3%, compared with first quarter, 2000 net sales of $39,498,000. The sales decline is mostly attributable to decreased demand from the automotive and truck industries, which negatively impacted sales of powdered metal components and investment castings in the Industrial Metal Components segment. Forging sales in the Advanced Structures segment also declined due to reduced production releases from the aircraft industry.

         The Company's operating income in the first quarter, 2001 was $944,000 compared with first quarter, 2000 operating income of $2,641,000. Current quarter income declined at all three of the Company's business segments. The sales volume decrease had a negative impact on the Company's operating income. In addition, higher manufacturing costs and production inefficiencies further eroded operating income for the first quarter 2001. Cost reduction actions have been undertaken by a number of Fansteel businesses in response to the ongoing reduced volume levels.

    Other expenses for the Company in the first quarter of 2001 were $104,000 compared with $59,000 for the first quarter of 2000. Interest on debt, which accounts for the majority of the increase, has risen in correlation with the Company's additional borrowings related to working capital increases, investment in machinery and equipment, and funding of the reclamation plant in Muskogee, OK.

    Net income for the quarter ended March 31, 2001 was $503,000, or $.06 per share, compared with $1,712,000, or $.20 per share, in the first quarter of 2000.

    Sales for the Industrial Tools business segment were $15,269,000 for the first quarter of 2001, an improvement of 6.8% compared with $14,303,000 in the same period of 2000. Increased sales of tungsten carbide cutting tools to the metalworking industry provided most of the improvement. Sales of coal mining tools and accessories also provided improvement to the segment, with the energy situation in the United States creating more demand for coal. Construction tool sales have slowed due to poor weather conditions in many parts of the country and the delay of construction projects into later months.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS              Form 10-Q
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             Page 9


    Industrial Tools business segment operating income for the first quarter of 2001 was $625,000 compared with $1,220,000 for the same period of 2000. Operating income decreased as a result of higher material costs and production inefficiencies related to equipment utilization and maintenance. Operating income as a percentage of net sales fell to 4.1% in the first quarter of 2001 compared with 8.5% in the same quarter of the prior year.

    First quarter, 2001 net sales of $13,279,000 for the Advanced Structures business segment were flat compared with $13,250,000 in the first quarter, 2000. New aerospace programs have benefited the sand casting operation, while reduced production releases have slowed the manufacturing of forged aircraft parts. Sales of machined aircraft parts have increased, as new orders have been received from a major aircraft producer.

    Operating income for the Advanced Structures business segment for the first quarter of 2001 was $311,000 compared with $519,000 for the same period of 2000. As a percentage of sales, operating income declined to 2.3% for the first quarter of 2001 compared with 3.9% in the same quarter of 2000. The decrease in operating income resulted from the lower sales volume at the forging facility. In addition, the benefits of the higher sales volume at the sand casting operation did not materialize as high maintenance and scrap costs negatively impacted operating income.

    Industrial Metal Components business segment net sales for the quarter ended March 31, 2001 were $10,053,000, a decrease of 15.8% from first quarter, 2000 net sales of $11,945,000. Decreased demand from the automotive and truck industries for investment castings and powdered metal components accounted for the majority of the decline. Wire formed product revenues were slightly lower in the first quarter of 2001, as sales of this product were impacted by a slowdown from industrial customers in the plumbing, vending and electronic markets.

         Industrial Metal Components business segment operating income for the first quarter of 2001 was $16,000 compared with $918,000 for the same period of 2000. The lower sales volume was the primary factor for the decrease in income, although higher operating costs at the investment casting facility in Addison, IL also had a negative impact on income. Cost reduction actions, including the closing of the Addison, IL facility, have been undertaken in this segment in response to the ongoing reduced volume levels.

    The Company's backlog of orders was $51,293,000 at March 31, 2001 compared with $47,089,000 at March 31, 2000, an increase of $4,204,000 or 8.9%. The backlog improvement was the result of increased orders from the commercial aircraft manufacturers within the Advanced Structures business segment. The Industrial Tools business segment backlog decreased in response to the slowing order rate from the metalworking industry. The Industrial Metal Components backlog declined due to decreased orders from the automotive, truck, plumbing, vending and marine industries.

    Inflation factors did not significantly affect the overall operations of the Company.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS              Form 10-Q
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             Page 10

OUTLOOK
-------

 A number of the Company's key markets, such as automotive, truck, marine, and hardware, experienced a softening in the fourth quarter of 2000 that continued into the first quarter of 2001. This softening is anticipated to persist at least through the second quarter of 2001. Markets, such as aircraft and energy, are expected to remain strong. The Company is also beginning to experience raw material price increases for selected high-use materials such as tungsten carbide and titanium and it is unlikely that these cost increases can be fully passed on to customers. In response to the ongoing reduced volume levels, cost reduction actions were undertaken in the first quarter of 2001 by a number of Fansteel businesses. Further improvements in Fansteel's performance will come from increasing our level of business with new and existing customers through better service and greater capabilities, improving management of working capital, and improving operating efficiencies.

  To further reduce costs and improve operating efficiencies, Fansteel will close its Addison, IL investment casting facility by year-end and consolidate manufacturing at its investment casting operation in Mexico. The move will allow the Company to maximize production at its world class foundry located in Reynosa, Mexico and offer improved service to its customers. Closure and relocation costs of approximately $1,000,000 will be incurred in 2001 with approximately $800,000 of this to be recorded in the second quarter.

 Significant efforts continue in the current year to start residue processing at the Muskogee facility, which is part of discontinued operations. Discontinued operations are expected to generate negative cash flow in 2001, as full production is not anticipated until late in 2001. Uncertainties, such as production delays, higher than anticipated operating expenses, and changes to end-product prices could have additional negative cash flow impacts in 2001. The Company is continuing to evaluate the economics of this production facility as additional information becomes available.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

 Cash and cash equivalents were $39,000 at March 31, 2001 compared with $20,000 at December 31, 2000. Operating activities used cash of $1,578,000 in the first quarter of 2001, as working capital requirements increased $2,770,000. As part of management's program to expand the operations of the Company, investments of $1,161,000 were made in capital equipment. Engineering, equipment, and pilot testing costs of $1,448,000 were incurred for the processing plant to be used for reclamation and decommissioning purposes in Muskogee, Oklahoma. Proceeds of $4,239,000 from long-term debt borrowings were received, $3,850,000 of which was borrowed from the revolving line of credit.

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

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS              Form 10-Q
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             Page 11

  The Company has $33 million in lines of credit. As of March 31, 2001, $5.5 million was borrowed from the lines of credit and $7.8 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies, and development loans. The Company may further use its line of credit during 2001 to fund the reclamation processing plant in Muskogee.

 Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. All of the Company's debt, other than the $5.5 million borrowed from the revolving line of credit, is related to development loans obtained from various states. In the first quarter 2001, the Company received $339,000 from GE Capital for a Pennsylvania development loan for equipment for the powdered metals facility. This development loan, which has a variable interest rate of 5.60%, is for $1.5 million, the remainder of which will be received after equipment installation in the second and third quarters of 2001. An additional $50,000 was received from the State of Iowa for a development loan with an interest rate of 6% for the modernization of the sand casting facility.


ENVIRONMENTAL REMEDIATION AND DISCONTINUED OPERATIONS
-----------------------------------------------------

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

 The NRC decommissioning regulations require licensees to estimate the cost for decommissioning and to assure in advance that adequate funds will be available to cover those costs. NRC regulations identify a number of acceptable methods for assuring funds for decommissioning, including surety instruments such as letters of credit, cash deposits, and combinations thereof. The level of assurance for decommissioning the Muskogee site, including on-site containment, is currently $4,456,000 provided through letters of credit. The amount does not include assurance for costs of operation of the residue processing facility, even though the NRC had previously indicated that the cost of processing should be included in the cost estimate. This level of assurance, however, may be changed upon further review by the NRC. In addition, any proposal to include off-site disposal in the decommissioning plan would be expected to change the amount of financial assurance, possibly materially. The Company's available cash and/or borrowing capacity will be reduced by the amount of funding assurance as required at any particular time. As the decommissioning plan is implemented, deposited funds or the amount of any surety instruments may be reduced, provided the Company can demonstrate the sufficiency of the remaining funds or surety to assure the completion of decommissioning.

 Due to the problems  during  pilot  production  at the  processing  plant,  the project has experienced delays and increased costs. Full production is not anticipated until late 2001. For the quarter ended March 31, 2001, $1,448,000 was spent for engineering, equipment, and pilot testing.

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

 At March 31, 2001, the Company had recorded liabilities of $9.0 million for discontinued operations, including the estimated net costs of reclaiming and decommissioning the site during and after the processing of the residues and the Company's estimated share of costs at a second site which had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act. As a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

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

 At March 31, 2001, the Company had recorded liabilities of $7.6 million for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.

                                                                       Form 10-Q
                                                                         Page 14

                           PART II - OTHER INFORMATION



         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------------------

            a) The Annual Meeting of Shareholders was held on April 25, 2001.

            c) The nominations for Directors of the Company were brought before shareholders of the Company at the Annual Meeting of Shareholders. The votes cast for and votes withheld for each of the following nominees are as follows:

                                              Votes                     Votes
                     NOMINEE                   FOR                    WITHHELD
               --------------------        -----------               ----------

               E. P. Evans                  5,455,262                  202,548

               R. S. Evans                  5,455,262                  202,548

               T. M. Evans, Jr.             5,455,124                  202,686

               P. J. Kalis                  5,455,024                  202,786

               J. S. Petrik                 5,454,532                  203,278

               D. C. Roof                   5,455,162                  202,648

               G. L. Tessitore              5,455,144                  202,666


            The appointment of Ernst & Young LLP as auditors of the Company for the year ending December 31, 2001 was placed before shareholders for ratification at the Annual Meeting of
            Shareholders. The appointment of Ernst & Young LLP as auditors of the Company was ratified with 5,475,060 votes cast for, 48,084 votes cast against, and 7,861 abstentions.

                                                                       Form 10-Q
                                                                         Page 15
                           PART II - OTHER INFORMATION
                           ---------------------------
                                     Contd.


         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               b) No reports on   Form 8-K were  filed  during the quarter ended
               March 31, 2001.

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


                                  FANSTEEL INC.
--------------------------------------------------------------------------------
                                   (Registrant)








Date  05/15/01                  /s/GARY L. TESSITORE
      --------  ----------------------------------------------------------------
                                   Gary L. Tessitore
                 Chairman, President and Chief Executive Officer








Date  05/15/01                /s/R. MICHAEL MCENTEE
      -------- -----------------------------------------------------------------
                                 R. Michael McEntee
                   Vice President and Chief Financial Officer