Form 10-Q
period 2001-06-30
FANSTEEL INC
filed 2001-08-13
CIK 34471

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

    For the period ended                JUNE 30, 2001
                              --------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                 to
                                   ---------------    --------------------------

    Commission File Number:                   1-8676
                                 -----------------------------------------------



                                  FANSTEEL INC.
 -------------------------------------------------------------------------------

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

                                                        (X) Yes          ( ) No

                                    8,698,858
--------------------------------------------------------------------------------
          (Number of shares of $2.50 par value common stock outstanding as of June 30, 2001)

 PART 1 - FINANCIAL INFORMATION                                         Form 10Q
 ITEM 1 - FINANCIAL STATEMENTS                                            Page 2

                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET
                           ---------------------------

                                                                June 30,                December 31,
                                                                  2001                     2001
                                                              --------------           --------------
                                                                (Unaudited)                  *

ASSETS
Current Assets
  Cash and cash equivalents                                   $     27,032             $     19,793
  Accounts receivable - net                                     26,389,200               23,118,698
  Inventories
    Raw material and supplies                                    7,255,866                4,811,195
    Work-in-process                                             18,779,075               18,789,057
    Finished goods                                               9,191,400                7,868,894
                                                              ------------             ------------
                                                                35,226,341               31,469,146
    Less reserve to state certain
      inventories at LIFO cost                                   6,674,530                6,674,530
                                                              ------------             ------------
                                                                28,551,811               24,794,616
  Other assets - current
    Deferred income taxes                                        1,804,556                1,768,470
    Other                                                        1,012,744                  998,776
                                                              ------------             ------------
        Total current assets                                    57,785,343               50,700,353
                                                              ------------             ------------
Net Assets of Discontinued Operations                           32,898,928               30,198,580
                                                              ------------             ------------
Property, Plant and Equipment
  Land                                                           1,872,631                1,872,631
  Buildings                                                     13,046,957               13,046,957
  Machinery and equipment                                       60,950,257               59,659,748
                                                              ------------             ------------
                                                                75,869,845               74,579,336
  Less accumulated depreciation                                 55,664,691               54,500,736
                                                              ------------             ------------
    Net Property, Plant and Equipment                           20,205,154               20,078,600
                                                              ------------             ------------
Other Assets
  Prepaid pension asset                                          9,688,609                9,007,480
  Goodwill                                                       2,322,212                2,437,364
  Other                                                             63,289                   65,551
                                                              ------------             ------------
    Total Other Assets                                          12,074,110               11,510,395
                                                              ------------             ------------
Total Assets                                                  $122,963,535             $112,487,928
                                                              ============             ============


                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)




PART 1 - FINANCIAL INFORMATION                                         Form 10-Q
ITEM 1 - FINANCIAL STATEMENTS                                             Page 3


                                 FANSTEEL INC.
                      CONSOLIDATED BALANCE SHEET (Contd.)
                      --------------------------


                                                      June 30,                 December 31,
                                                        2001                       2000
                                                    ------------                ------------
                                                     (Unaudited)                     *

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                  $ 17,525,415                $ 13,759,578
  Accrued liabilities                                 11,353,872                  11,103,324
  Accrued income taxes                                    19,093                     841,449
  Current maturities of long-term debt                   416,057                     267,325
                                                    ------------                ------------
        Total current liabilities                     29,314,437                  25,971,676
                                                    ------------                ------------
Long-term Debt                                         9,794,453                   3,646,149
                                                    ------------                ------------
Other Liabilities
  Environmental remediation                           15,151,000                  15,151,000
  Deferred income taxes                                5,972,693                   5,191,013
                                                    ------------                ------------
     Total other liabilities                          21,123,693                  20,342,013
                                                    ------------                ------------

Shareholders' Equity
  Preferred stock without par value
    Authorized and unissued 1,000,000 shares                   -                           -
  Common stock, par value $2.50
    Authorized 12,000,000 shares
    Issued and outstanding 8,698,858 shares           21,747,145                  21,747,145
  Capital in excess of par value                         316,000                     316,000
  Unamortized cost of restricted stock awards           (107,638)                   (202,470)
  Retained earnings                                   40,771,215                  40,669,620
  Other comprehensive income
    Foreign currency translation                           4,230                     (2,205)
                                                    ------------                ------------
      Total other comprehensive income                     4,230                     (2,205)
                                                    ------------                ------------

                                                      62,730,952                  62,528,090
                                                    ------------                ------------

Total Liabilities and Shareholders' Equity          $122,963,535                $112,487,928
                                                    ============                ============

                 * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)



PART 1 - FINANCIAL INFORMATION                                         Form 10-Q
ITEM 1 - FINANCIAL STATEMENTS                                             Page 4

                                  FANSTEEL INC.
                        CONSOLIDATED STATEMENT OF INCOME
                        ---------------------------------
                                   (UNAUDITED)



                                                                     FOR THE THREE MONTHS ENDED
                                                                     --------------------------

                                                                       June 30,        June 30,
                                                                         2001            2000
                                                                     -----------      -----------
Net sales                                                            $37,812,403      $38,555,259

Costs and expenses
  Cost of products sold                                               32,113,110       31,137,286
  Selling, general and administrative                                  5,226,293        5,137,079
  Plant closure and management changes                                 1,121,000                -
                                                                     -----------      -----------
                                                                      38,460,403       36,274,365
                                                                     -----------      -----------

Operating income (loss)                                                (648,000)        2,280,894

Other income (expense)
  Interest expense                                                      (112,196)         (23,626)
  Other                                                                   85,949          209,838
                                                                     -----------       ----------
                                                                         (26,247)         186,212
                                                                     -----------       ----------


Income (loss) before income taxes                                       (674,247)       2,467,106

Income tax provision (benefit)                                          (273,000)         853,000
                                                                     -----------      -----------

Net income (loss)                                                    $  (401,247)     $ 1,614,106
                                                                     ===========      ===========

Weighted average number of common
  shares outstanding                                                   8,665,524        8,632,191
                                                                     ===========      ===========

Basic and diluted net income (loss) per share                             ($ .05)           $ .19
                                                                           =====            =====

Dividends per common share                                                 $   -            $   -
                                                                           =====            =====


                (See Notes to Consolidated Financial Statements)




PART 1 - FINANCIAL INFORMATION                                         Form 10-Q
ITEM 1 - FINANCIAL STATEMENTS                                             Page 5

                                  FANSTEEL INC.
                        CONSOLIDATED STATEMENT OF INCOME
                        ---------------------------------
                                   (UNAUDITED)



                                                                     FOR THE SIX MONTHS ENDED
                                                                     ------------------------

                                                                       June 30,        June 30,
                                                                         2001            2000
                                                                     -----------      -----------
Net sales                                                            $76,412,703      $78,052,963

Costs and expenses
  Cost of products sold                                               64,406,252       63,005,362
  Selling, general and administrative                                 10,589,613       10,126,018
  Plant closure and management changes                                 1,121,000                -
                                                                     -----------      -----------
                                                                      76,116,865       73,131,380
                                                                     -----------      -----------

Operating income                                                         295,838        4,921,583

Other income (expense)
  Interest expense                                                      (199,949)         (49,944)
  Other                                                                   69,706          177,073
                                                                     -----------       ----------
                                                                        (130,243)         127,129
                                                                     -----------       ----------


Income before income taxes                                               165,595        5,048,712

Income tax provision                                                      64,000        1,723,000
                                                                     -----------      -----------

Net income                                                           $   101,595      $ 3,325,712
                                                                     ===========      ===========

Weighted average number of common
  shares outstanding                                                   8,660,920        8,627,612
                                                                     ===========      ===========

Basic and diluted net income per share                                     $ .01            $ .39
                                                                           =====            =====

Dividends per common share                                                 $   -            $   -
                                                                           =====            =====


                (See Notes to Consolidated Financial Statements)




PART 1 - FINANCIAL INFORMATION                                         Form 10-Q
ITEM 1 - FINANCIAL STATEMENTS                                             Page 6

                                  FANSTEEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (UNAUDITED)





FOR THE SIX MONTHS ENDED JUNE 30,                                                    2001                   2000
                                                                                ----------------       --------------

                                                                                           Increase (decrease) in
                                                                                         cash and cash equivalents

Cash flows from operating activities:

  Net income                                                                    $    101,595           $  3,325,712

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                1,296,707              1,268,282
      Amortization of unearned stock awards                                           94,832                 94,833
      Net pension (credit)                                                          (681,129)              (527,858)
      Deferred income tax charge                                                     745,594              1,074,709
      Gain from disposals of property, plant and
        equipment                                                                    (17,900)              (220,000)

  Changes in assets and liabilities:
    (Increase) in accounts receivable                                             (3,270,502)            (3,242,274)
    (Increase) in inventories                                                     (3,757,195)              (584,462)
    (Increase) decrease in other assets-current                                      (13,968)                71,886
    Increase in accounts payable and accruals                                      4,022,820              2,340,174
    (Decrease) increase in income taxes payable                                     (822,356)             1,001,420
    Decrease in other assets                                                           2,262                  2,012
                                                                                ------------           ------------
  Net cash (used in) provided by operating
    activities                                                                    (2,299,240)             4,604,434
                                                                                ------------           ------------


Cash flows from investing activities:
  Additions to property, plant and equipment                                      (1,325,709)              (601,541)
  Increase in net assets of discontinued
    operations-design, engineering and
    equipment for processing plant                                                (2,700,348)            (3,953,101)
  Proceeds from sale of property, plant and
    equipment                                                                         35,500                259,000
                                                                                ------------           ------------
Net cash (used in) investing activities                                           (3,990,557)            (4,295,642)
                                                                                ------------           ------------

Cash flows from financing activities:
  Proceeds from long-term debt                                                     6,508,833                      -
  Payments of long-term debt                                                        (211,797)              (191,674)
                                                                                ------------           ------------
Net cash provided by (used in) financing
  activities                                                                       6,297,036               (191,674)
                                                                                ------------           ------------

Net increase in cash and cash equivalents                                              7,239                117,118

Cash and cash equivalents at beginning of
  period                                                                              19,793                 16,516
                                                                                ------------           ------------

Cash and cash equivalents at June 30                                            $     27,032           $    133,634
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

                (See Notes to Consolidated Financial Statements)





PART 1 - FINANCIAL INFORMATION                                         Form 10-Q
ITEM 1 - FINANCIAL STATEMENTS                                             Page 7

                                  FANSTEEL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

    The consolidated balance sheet at June 30, 2001, and the consolidated statements of income for the three months and six months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

    The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

    The Company has a $30 million unsecured revolving credit agreement renewable on May 20, 2002 and a credit agreement for $3 million renewable on June 30, 2002. As of June 30, 2001, $7.5 million was borrowed from the lines of credit and $7.5 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies and development loans.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    For the six months ended June 30, 2001 total comprehensive income was $6,435 more than net income due to foreign currency translation gains. For the six months ended June 30, 2000 total comprehensive income was $2,085 less than net income due to foreign currency translation losses.

    Included in the second quarter 2001 results of operations were non-recurring charges of $1,121,000. Charges of $782,000 related primarily to severance were recorded for the closure of the Addison, IL investment casting facility and relocation of its manufacturing to the Reynosa, Mexico facility. Charges of $339,000 were recorded for non-recurring management changes related primarily to severance.

PART 1 - FINANCIAL INFORMATION                                         Form 10-Q
ITEM 1 - FINANCIAL STATEMENTS                                             Page 8

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)
               ------------------------------------------
                                   (UNAUDITED)

BUSINESS SEGMENT INFORMATION
----------------------------

    The Company is engaged in the manufacture of specialty metal products, which it classifies into three business segments: Industrial Tools, Advanced Structures, and Industrial Metal Components. Net sales and operating income
(loss) for the second quarter and six months ended June 30, 2001 and 2000 for each of the Company's business segments are summarized below:


                                                  Second Quarter                                     Six Months
                                        ----------------------------------------    -------------------------------------
                                            2001                   2000                     2001             2000
                                        ----------------------------------------    -------------------------------------

NET SALES:

Industrial Tools
   Sales                               $13,021,978              $15,317,428         $28,292,527           $29,621,358
   Intersegment sales                       (3,127)                  (1,302)             (5,111)               (2,554)
                                       -----------              -----------         -----------           -----------
                                        13,018,851               15,316,126          28,287,416            29,618,804
                                       -----------              -----------         -----------           -----------

Advanced Structures
   Sales                                14,759,540               12,184,612          28,038,656            25,435,054
   Intersegment sales                            -                        -                   -                     -
                                       -----------              -----------         -----------           -----------
                                        14,759,540               12,184,612          28,038,656            25,435,054
                                       -----------              -----------         -----------           -----------

Industrial Metal
 Components
   Sales                                10,043,921               11,057,350          20,098,016            23,016,352
   Intersegment sales                       (9,909)                  (2,829)            (11,385)              (17,247)
                                       -----------              -----------         -----------           -----------
                                        10,034,012               11,054,521          20,086,631            22,999,105
                                       -----------              -----------         -----------           -----------

Total Net Sales                        $37,812,403              $38,555,259         $76,412,703           $78,052,963
                                       ===========              ===========         ===========           ===========

Operating Income
(Expense):
 Industrial Tools                      $   353,583              $ 1,159,641         $   978,337           $ 2,380,043
 Advanced Structures                        98,711                  510,988             410,061             1,029,869
 Industrial Metal
  Components                              (751,702)                 618,816            (735,948)            1,536,881
 Corporate                                (348,592)                  (8,551)           (356,612)              (25,210)
                                       -----------              -----------         -----------           -----------

Total Operating
 Income (Expense)                      $  (648,000)             $ 2,280,894         $   295,838           $ 4,921,583
                                       ===========              ===========         ===========           ===========



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


QUARTER ENDED JUNE 30, 2001 COMPARED WITH QUARTER ENDED JUNE 30, 2000
---------------------------------------------------------------------

      Second quarter 2001 net sales for Fansteel were $37,812,000 compared with $38,555,000 for the second quarter 2000. Decreased demand for tungsten carbide cutting tools in the Industrial Tools business segment and for powdered metal components and investment castings in the Industrial Metal Components segment accounted for the majority of the decline. Partially offsetting these declines were improved sales of sand castings, forgings, and machined parts in the Advanced Structures segment.

      For the second quarter 2001, Fansteel reported an operating loss of $648,000 compared with operating income of $2,281,000 in the second quarter 2000. Results in 2001 included unusual charges of $1,121,000. Charges of $782,000 were recorded for the closure of the Addison, IL investment casting facility and relocation of its manufacturing to the Company's world-class foundry in Reynosa, Mexico. Closing the Addison operation by year-end and transferring production to Reynosa will allow the Company to reduce costs, improve operating efficiencies, improve customer service and maximize production. Additional closure and relocation costs of approximately $200,000 will be incurred for the Addison facility in the last half of 2001. Second quarter 2001 results also included charges of $339,000 for one-time management changes. Operationally, the benefits of increased sales at the Advanced Structures business segment were offset by higher manufacturing and energy costs within this segment. The sales decline and higher operating costs at the Industrial Tools and Industrial Metal Components business segments also had a negative impact on income. In response to the reduced volume, cost reduction actions, including employee layoffs, reduced workweeks, and temporary plant-shutdowns, have been undertaken by a number of the Company's businesses.

      Other expenses for the Company in the second quarter 2001 were $26,000 compared with other income of $186,000 in the second quarter 2000. Other income in the second quarter 2000 included a non-recurring gain of $220,000 from the sale of unused land and equipment.

      For the quarter ended June 30, 2001, Fansteel recorded a net loss of $401,000, or $.05 per share, compared with net income of $1,614,000, or $.19 per share, in the second quarter 2000. Results in 2001 included unusual charges of $.08 per share for the closure and relocation of the Addison, IL facility and for

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         Page 10


one-time management changes. Results for the second quarter 2000 included a non-recurring gain of $.02 per share from the sale of unused land and equipment.

      Industrial Tools business segment net sales of $13,019,000 for the second quarter 2001 decreased 15.0% compared with $15,316,000 in the second quarter 2000. The majority of the decline was in sales of tungsten carbide cutting tools, which suffered from reduced customer purchases in response to the slowing manufacturing environment. Road construction tool sales declined along with the decrease in road repair projects. Mining sales for the quarter declined partially as a result of low production output resulting from machine down time.

      Industrial Tools business segment operating income for the second quarter 2001 was $354,000 compared with $1,160,000 for the same period of 2000. As a percentage of sales, operating income for the second quarter 2001 fell to 2.7% from 7.6% in the second quarter 2000. Lower volume along with higher costs for material, manufacturing and administration resulted in the lower income. In response to the lower sales volume in this segment, cost reduction actions were implemented during the second quarter 2001.

      Net sales for the Advanced Structures business segment for the second quarter 2001 were $14,760,000, an increase of 21.1% compared with second quarter 2000 sales of $12,185,000. Sales of forgings, sand castings and machined parts all posted strong growth as a result of increased orders received from the major aircraft manufacturers in the first quarter 2001.

      Despite the growth in sales, second quarter 2001 operating income for the Advanced Structures business segment declined to $99,000, or 0.7% of sales, from second quarter 2000 operating income of $511,000, or 4.2% of sales. High natural gas costs, which were three times higher than the prior year, had a negative impact on this segment's operating income. Energy consumption is a significant cost component for both the forging and sand casting operations.

      For the second quarter 2001, net sales were $10,034,000 in the Industrial Metal Components business segment compared with $11,055,000 for the same period of the prior year. The decline in this business segment resulted primarily from less demand from the automotive and truck industries, which negatively impacted sales of powdered metal components and investment castings. Sales of wire formed products were also down as the slow economy resulted in decreased business in a wide cross-section of markets, with significant reductions in the lawn and garden and vending markets.

      The Industrial Metal Components business segment reported an operating loss of $752,000 for the second quarter 2001 compared with operating income of $619,000 in the second quarter 2000. Results in 2001 included $782,000 in unusual charges for the closing and relocation of the Addison, IL investment casting facility to Reynosa, Mexico. Due to the phase out of operations at the Addison facility, an operating loss of $270,000 was incurred in the second quarter 2001, which was $140,000 worse than the second quarter 2000. Operating income for the Industrial Metal Components segment was further impacted by the lower sales volume and higher operating costs at the powdered metal and wire formed operations. In response to the reduced sales activity, cost reduction programs were undertaken during the second quarter 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         Page 11


SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000
-------------------------------------------------------------------------------

         For the first six months of 2001, net sales for Fansteel were $76,413,000 compared with $78,053,000 for the same period of the prior year. Slower economic conditions in a number of key markets, including automotive, truck, machine tool, marine, electronics, appliance and road construction tools negatively impacted sales of tungsten carbide products, powdered metal components and investment casting products. Increased sales of sand castings and machined parts for the aircraft industry partially offset the other product line decreases.

         The Company's operating income for the first half of 2001 was $296,000 compared with $4,922,000 in the first half of 2000. Results include charges of $1,121,000 for both the Addison, IL closing and relocation costs and one-time management changes. Additionally, lower sales volume at a number of locations and higher operating costs had a negative impact on income.

      Other expenses for the Company were $130,000 compared with other income of $127,000 for the first six months of 2000. Other income in 2000 included $220,000 for a non-recurring gain from the sale of unused land and equipment. Interest expense on debt was higher in 2001 in correlation with the Company's additional borrowings related to working capital increases, investment in machinery and equipment, and funding of the reclamation plant in Muskogee, OK.

      The Company's net income for the first half of 2001 was $102,000, or $.01 per share, compared with $3,326,000, or $.39 per share, for the first half of 2000. Results in 2001 included unusual charges of $.08 per share for closure and relocation costs for the Addison, IL facility and for one-time management changes. Results for the six months ended June 30, 2000 included a non-recurring gain of $.02 per share from the second quarter sale of unused land and equipment.

      While sales for the second quarter were down 15.0%, sales for the six months ended June 30, 2001 decreased 4.5% in the Industrial Tools business segment. Net sales for the first half of 2001 were $28,287,000 compared with net sales of $29,619,000 for the first half of 2000. The decline was spread throughout nearly all markets in this business segment, as the slower industrial economy has impacted sales of tungsten carbide road construction tools, cutting tools, wear parts, and mining tools.

      Industrial Tools business segment operating income for the first six months of 2001 was $978,000 compared with $2,380,000 in same period of the prior year. Lower sales volume and price reductions resulting from stiff competition reduced profit margins. In addition, higher material costs and increased operating expenses negatively impacted operating income.

      Advanced Structures business segment net sales of $28,039,000 for the first half of 2001 increased by 10.2% over sales of $25,435,000 for the same period of 2000. New aerospace programs requiring sand casting products and new orders from a major aircraft manufacturer for machined parts provided positive growth in this segment. Sales of forgings are down for the first six months of the year, despite strong second quarter 2001 sales, due to reduced production releases from the aircraft producers in the first quarter of 2001 and last half of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         Page 12


      Despite the increase in volume in the Advanced Structures business segment, operating income for the first half of 2001 declined to $410,000 from $1,030,000 in the first half of 2000. In the first half of 2001, soaring energy costs resulted in additional expenses of $1.1 million when compared with the same period of the prior year. This segment was hit particularly hard by the natural gas price increases, as these facilities require extensive energy to power the boiler and furnaces. Management has undertaken steps to stabilize these energy costs and limit the future impact on income. Operating income in this segment also declined as a result of higher manufacturing costs at the sand casting facility. Process improvement and cost reduction initiatives have been implemented at this location, but benefits are not anticipated until later in the year.

       Industrial Metal Components net sales for the first half of 2001 were $20,087,000, a decrease of $2,912,000, or 12.7%, compared with sales of $22,999,000 in the first half of 2000. Depressed market conditions have caused customers to utilize their on-hand inventory and implement periodic plant shutdowns. As a result, sales of investment castings, powdered metal components and wire formed products to the automotive and truck, lawn and garden, agricultural, construction, electronic, vending and marine industries have all suffered.

    The Industrial Metal Components business segment reported an operating loss of $736,000 for the first six months of 2001 compared with operating income of $1,537,000 in 2000. Results in 2001 included charges of $782,000 for closure and relocation costs for the Addison, IL facility to Reynosa, Mexico. The reduced sales volume and lower production efficiencies further impacted operating income in this segment. Cost reduction plans have been implemented and will continue if needed to combat the reduced sales level.


OUTLOOK
-------

      Order backlog at June 30, 2001 was $44,810,000 compared with $45,430,000 at June 30, 2000, a decrease of $620,000, or 1.4%. Both the Industrial Tools and Industrial Metal Components backlogs have decreased in response to the slowing manufacturing environment. Nearly offsetting these declines was the increase in the Advanced Structures' backlog which benefited from high order rates from the aircraft manufacturers in the first quarter 2001.

    A number of the Company's key markets, such as automotive, truck, machine tool, marine, electronics, appliance and road construction have experienced a softening in the first half of 2001, which is anticipated to persist through the remainder of the year. The strong aircraft market is expected to continue for the remainder of the year. In the first quarter 2001, the Company began to experience raw material price increases for selected high-use materials such as tungsten carbide and titanium and it is unlikely that these cost increases can be fully passed on to customers. In response to the ongoing reduced volume levels, cost reduction actions were undertaken in the first half of 2001 by a number of Fansteel businesses. Management will continue to monitor these businesses and will implement additional cost reductions in the future if necessary. Improvements in Fansteel's performance will come from increasing our level of business with new and existing customers through better service and greater capabilities, improving management of working capital, and improving operating efficiencies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         Page 13


    To further reduce costs and improve operating efficiencies, Fansteel will close its Addison, IL investment casting facility by year-end and consolidate manufacturing at its investment casting operation in Reynosa, Mexico. The move will allow the Company to maximize production at its world-class foundry in Reynosa and offer improved service to its customers.

    Significant efforts continue in the current year to start residue processing at the Muskogee facility, which is part of discontinued operations. Discontinued operations are expected to generate negative cash flow in 2001, as pilot production is anticipated to continue until late in 2001. Uncertainties, such as production delays, higher than anticipated operating expenses, and changes to end-product prices could have additional negative cash flow impacts in 2001. The Company is continuing to evaluate the economics of this production facility as additional information becomes available.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

 Cash and cash equivalents were $27,000 at June 30, 2001 compared with $20,000 at December 31, 2000. Operating activities used cash of $2,299,000 in the first half of 2001 with working capital requirements increasing $3,742,000. As part of management's program to improve the operations of the Company, investments of $1,326,000 were made in capital equipment. Engineering, equipment, and pilot testing costs of $2,700,000 were incurred for the processing plant to be used for reclamation and decommissioning purposes in Muskogee, Oklahoma. Proceeds of $6,509,000 from long-term debt borrowings were received, $5,945,000 of which was borrowed from the revolving line of credit.

  In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

  The Company has $33 million in lines of credit. As of June 30, 2001, $7.5 million was borrowed from the lines of credit and $7.5 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies, and development loans. The Company may further use its line of credit during 2001 to fund the reclamation processing plant in Muskogee and to meet working capital requirements.

    Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. All of the Company's debt, other than the $7.5 million borrowed from the revolving line of credit, is related to development loans obtained from various states. In the first half of 2001, the Company received $389,000 from GE Capital for a Pennsylvania development loan for equipment for the powdered metals facility. This development loan, which has a variable interest rate of 5.60%, is for $1.5 million, the remainder of which will be received after equipment installation in the second half of 2001. An additional $175,000 was received in the first half of 2001 from the State of Iowa for a development loan with an interest rate of 6% for the modernization of the sand casting facility.

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

         The Company, in association with outside consultants, developed a decommissioning plan for the Muskogee site including construction of an engineered on-site cell for containment of contaminated soils that lie beneath and surround the residue ponds; consolidation and stabilization of the contaminated soils in the containment cell; and the performance of required plant surveys and characterization after residue processing ceases to determine whether additional contaminated soils exist which may require remediation, and submitted that plan and a related decommissioning funding plan to the Nuclear Regulatory Commission ("NRC") as required by law. The NRC requested in May 1999 that the Company change its submittal to separate the property (approximately 100 acres) being considered for unrestricted use from property (approximately 10 acres) being considered for the on-site containment cell. The unrestricted use property plan was submitted in June 1999 and approved in August 1999, with the NRC license amended accordingly. The plan dealing with the on-site containment cell was submitted in August 1999. In September 1999, the NRC published its intent to review this submittal for the purpose of amending the license. In response to the notice, a petition was filed with the NRC by the Oklahoma Attorney General requesting a hearing in order to dispute the appropriateness of constructing the on-site containment cell. The proceeding was terminated in January 2001 upon joint motion of the Company, NRC, and the Oklahoma Attorney General. The Company requested that the NRC postpone its review of the plan dealing with on-site containment while it investigates the possibility of off-site disposal of the contaminated soils.

         On-site containment of the contaminated soils may require preparation of an Environmental Impact Statement and, in addition to the required NRC approval, local and other federal agencies may have to be satisfied that the Company's disposal plan is sound. The approval process for on-site containment would be expected to extend over a number of years. Management believes that a decommissioning plan including on-site containment could ultimately be acceptable to the appropriate regulatory authorities, and could be approved, based on current NRC regulations or provisions of the Nuclear Waste Policy Act of 1982. However, there can be no assurance that a plan providing for on-site containment would ultimately receive approval. Based on recent decreases in the cost of off-site disposal, the Company currently is exploring the possibility of off-site disposal of some or all of the contaminated soils as an alternative to on-site containment. There can be no assurance that off-site disposal would be a cost-effective

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                     Form  10-Q
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         Page 15


alternative, particularly considering the lengthy period required to complete processing of the residues and the limited number of licensed disposal sites. The implementation of a decommissioning plan for the Company's site that includes off-site disposal of significant volumes of contaminated soils and residues may not be financially feasible.

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

         Due to the problems during pilot production at the processing plant, the project has experienced delays and increased costs. Pilot production is anticipated to continue until late 2001. For the six months ended June 30, 2001, $2,700,000 was spent for engineering, equipment, and pilot testing.

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

         At June 30, 2001, the Company had recorded liabilities of $9.0 million for discontinued operations, including the estimated net costs of reclaiming and decommissioning the site during and after the processing of the residues and the Company's estimated share of costs at a second site which had been part of the Metal Products business segment. The second site

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                           Form 10-Q
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         Page 16


is regulated under the Resource Conservation and Recovery Act. As a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

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

         At June 30, 2001, the Company had recorded liabilities of $7.3 million for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.

                                                                       Form 10-Q
                                                                         Page 17

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

  b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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



                                  FANSTEEL INC.
            ---------------------------------------------------------
                                  (Registrant)








Date 8/13/2001                  /s/GARY L. TESSITORE
     ---------  -----------------------------------------------------
                                   Gary L. Tessitore
                 Chairman, President and Chief Executive Officer








Date 8/13/2001                   /s/R. MICHAEL MCENTEE
     ---------  -----------------------------------------------------
                                    R. Michael McEntee
                   Vice President and Chief Financial Officer