Form 10-Q
period 2001-09-30
FANSTEEL INC
filed 2001-11-19
CIK 34471

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

    For the period ended            September 30, 2001
                              --------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                 to
                                   ---------------    --------------------------

    Commission File Number:             1-8676
                            ----------------------------------------------------

                             FANSTEEL INC.
    ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     36-1058780
    ----------------------------------------------------------------------------
    (State or other jurisdiction               (IRS Employer Identification No.)
    of incorporation or organization)

     Number One Tantalum Place, North Chicago, IL          60064
    ----------------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

                              (847) 689-4900
    ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                               Not applicable
    ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  (X) Yes          ( ) No

                                     8,698,858
    ----------------------------------------------------------------------------
          (Number of shares of $2.50 par value common stock outstanding as of September 30, 2001)

PART 1 - FINANCIAL INFORMATION                                         Form 10-Q
ITEM 1 - FINANCIAL STATEMENTS                                             Page 2

                                  FANSTEEL INC.
                           CONSOLIDATED BALANCE SHEET
                         ------------------------------


                                              September 30,       December 31,
                                                  2001                2000
                                           ------------------  -----------------
                                              (Unaudited)              *
ASSETS
Current Assets
 Cash and cash equivalents                  $     11,798         $     19,793
 Accounts receivable - net                    24,765,903           23,118,698
 Income tax refunds receivable                   378,588                    -
 Inventories
  Raw material and supplies                    5,700,160            4,811,195
  Work-in-process                             18,494,338           18,789,057
  Finished goods                               8,765,305            7,868,894
                                           -------------        -------------
                                              32,959,803           31,469,146
  Less reserve to state certain
   Inventories at LIFO cost                    6,512,129            6,674,530
                                           -------------        -------------
                                              26,447,674           24,794,616
 Other assets - current
  Deferred income taxes                        3,735,600            1,768,470
  Other                                        1,502,726              998,776
                                           -------------        -------------
          Total current assets                56,842,289           50,700,353
                                           -------------        -------------
Net Assets of Discontinued Operations                  -           30,198,580
                                           -------------        -------------
Property, Plant and Equipment
 Land                                          1,872,631            1,872,631
 Buildings                                    13,046,957           13,046,957
 Machinery and equipment                      60,674,231           59,659,748
                                           -------------        -------------
                                              75,593,819           74,579,336
 Less accumulated depreciation                55,204,371           54,500,736
                                           -------------        -------------
   Net Property, Plant and Equipment          20,389,448           20,078,600
                                           -------------        -------------
Other Assets
 Prepaid pension asset                         9,602,403            9,007,480
 Goodwill                                      2,264,636            2,437,364
 Other                                            62,158               65,551
                                           -------------        -------------
   Total Other Assets                         11,929,197           11,510,395
                                           -------------        -------------

Total Assets                                $ 89,160,934         $112,487,928
                                           =============        =============

                  * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

PART 1 - FINANCIAL INFORMATION                                         Form 10-Q
ITEM 1 - FINANCIAL STATEMENTS                                             Page 3

                                  FANSTEEL INC.
                       CONSOLIDATED BALANCE SHEET (Contd.)
                       --------------------------


                                             September 30,      December 31,
                                                 2001               2000
                                           -----------------  ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY          (Unaudited)            *
Current Liabilities
 Accounts payable                            $ 15,752,920        $ 13,759,578
 Accrued liabilities                           14,435,326          11,103,324
 Accrued income taxes                             323,315             841,449
 Current maturities of long-term debt          10,859,782             267,325
                                            -------------       -------------
    Total current liabilities                  41,371,343          25,971,676
                                            -------------       -------------

Long-term Debt                                  2,553,872           3,646,149
                                            -------------       -------------

Other Liabilities
 Environmental remediation                     61,123,115          15,151,000
 Deferred income taxes                          1,723,048           5,191,013
                                            -------------       -------------
      Total other liabilities                  62,846,163          20,342,013
                                            -------------       -------------

Shareholders' Equity
 Preferred stock without par value
  Authorized and unissued 1,000,000 shares              -                   -
 Common stock, par value $2.50
  Authorized 12,000,000 shares
  Issued and outstanding 8,698,858 shares      21,747,145          21,747,145
 Capital in excess of par value                   316,000             316,000
 Unamortized cost of restricted stock awards      (60,222)           (202,470)
 Retained earnings (deficit)                  (39,609,232)         40,669,620
 Other comprehensive income
  Foreign currency translation                     (4,135)             (2,205)
                                            -------------       -------------
   Total other comprehensive income                (4,135)             (2,205)
                                            -------------       -------------

     Total Shareholders' Equity (Deficit)     (17,610,444)         62,528,090
                                            -------------       -------------

Total Liabilities and Shareholders' Equity   $ 89,160,934        $112,487,928
                                            =============       =============

                  * - Derived from audited financial statements

                (See Notes to Consolidated Financial Statements)

PART 1 - FINANCIAL INFORMATION                                        Form 10-Q
ITEM 1 - FINANCIAL STATEMENTS                                            Page 4

                                  FANSTEEL INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                       -----------------------------------
                                   (UNAUDITED)


                                                    For the Three Months Ended
                                                    --------------------------
                                                    September 30,  September 30,
                                                        2001          2000
                                                   -------------- --------------
Net sales                                          $ 33,657,192     $38,972,286

Costs and expenses
 Cost of products sold                               31,414,397      31,306,188
 Selling, general and administrative                  4,873,819       5,141,503
                                                   ------------     -----------
                                                     36,288,216      36,447,691
                                                   ------------     -----------

Operating income (loss)                              (2,631,024)      2,524,595

Other expense
 Interest expense                                      (130,617)        (31,666)
 Other                                                 (274,806)        (61,504)
                                                   ------------     -----------
                                                       (405,423)        (93,170)
                                                   ------------     -----------

Income (loss) from continuing operations
 before income taxes                                 (3,036,447)      2,431,425
Income tax provision (benefit)                       (1,156,000)        822,000
                                                   ------------     -----------
Net income (loss) from continuing operations         (1,880,447)      1,609,425

Loss from discontinued operations,
 net of tax benefit of $ 5,000,000                  (78,500,000)              -
                                                   ------------     -----------

Net income (loss)                                  $(80,380,447)      1,609,425
                                                   ------------     -----------

Weighted average number of common
 shares outstanding                                  $8,665,524       8,632,191
                                                   ============     ===========

Basic and diluted net income (loss) per share:
 Continuing operations                                   ($0.22)          $0.19
 Discontinued operations                                 ( 9.06)              -
                                                         ------           -----
 Net income (loss)                                       ($9.28)          $0.19
                                                         ======           =====

Dividends per common share                               $    -           $   -
                                                         ======           =====

                (See Notes to Consolidated Financial Statements)

PART 1 - FINANCIAL INFORMATION                                        Form 10-Q
ITEM 1 - FINANCIAL STATEMENTS                                            Page 5

                                  FANSTEEL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (UNAUDITED)


                                                    For the Nine Months Ended
                                                    -------------------------
                                                   September 30,   September 30,
                                                       2001            2000
                                                  --------------  --------------
Net sales                                          $110,069,895    $117,025,249

Costs and expenses
 Cost of products sold                               95,820,649      94,311,550
 Selling, general and administrative                 15,463,432      15,267,521
 Plant closure and management changes                 1,121,000               -
                                                   ------------    ------------
                                                    112,405,081     109,579,071
                                                   ------------    ------------


Operating income (loss)                              (2,335,186)      7,446,178

Other income (expense)
 Interest expense                                      (330,566)        (81,610)
 Other                                                 (205,100)        115,569
                                                   ------------    ------------
                                                       (535,666)         33,959
                                                   ------------    ------------


Income (loss) from continuing operations
 Before income taxes                                 (2,870,852)      7,480,137
Income tax provision (benefit)                       (1,092,000)      2,545,000
                                                   ------------    ------------
                                                     (1,778,852)      4,935,137

Loss from discontinued operations,
  net of tax benefit of $ 5,000,000                 (78,500,000)              -
                                                   ------------    ------------
Net income (loss)                                  $(80,278,852)   $  4,935,137
                                                   ============    ============


Weighted average number of common
 shares outstanding                                 $(8,662,472)      8,629,150
                                                   ============    ============

Basic and diluted net income (loss) per share:
 Continuing operations                                   ($0.21)          $0.57
 Discontinued operations                                 ( 9.06)              -
                                                         ------           -----
 Net income (loss)                                       ($9.27)          $0.57
                                                         ======           =====

Dividends per common share                               $    -           $   -
                                                         ======           =====


                (See Notes to Consolidated Financial Statements)

PART 1 - FINANCIAL INFORMATION                                        Form 10-Q
ITEM 1 - FINANCIAL STATEMENTS                                            Page 6
                                  FANSTEEL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                2001         2000
                                                 -------------   ------------
                                                    Increase (decrease) in
                                                   cash and cash equivalents
Cash flows from operating activities:

 Net income (loss)                                $(80,278,852)   $ 4,935,137

 Adjustments to reconcile net income (loss) to
  Net cash provided by operating activities:
   Depreciation and amortization                     1,960,127      1,914,622
   Provision for environmental remediation          83,500,000              -
   Amortization of unearned stock awards               142,248        142,250
   Net pension credit                                 (594,923)    (1,113,716)
   Deferred income tax (credit) charge              (5,435,095)     1,575,565
   Loss (gain) from disposals of property,
     plant and equipment                               182,100       (220,000)
  Changes in assets and liabilities:
   (Increase) in accounts receivable                (1,647,205)    (5,914,829)
   (Increase) in income tax refunds receivable        (378,588)             -
   (Increase) in inventories                        (1,653,058)      (537,212)
   (Increase) in other assets-current                 (503,950)       (13,020)
   Increase in accounts payable and accruals         1,823,414      3,946,458
   (Decrease) increase in income taxes payable        (518,134)     1,305,931
   Decrease in other assets                              3,393          3,143
                                                  ------------    -----------
  Net cash (used in) provided by operating
    activities                                      (3,398,523)     6,024,329
                                                  ------------    -----------

Cash flows from investing activities:

  Additions to property, plant and equipment        (2,315,847)    (1,457,211)
   Increase in net assets of discontinued
   operations-design, engineering and
    equipment for processing plant                  (3,829,305)    (5,303,561)
  Proceeds from sale of property, plant and
    equipment                                           35,500        259,000
                                                  ------------    -----------
 Net cash used in investing activities              (6,109,652)    (6,501,772)
                                                  ------------    -----------

Cash flows from financing activities:
 Proceeds from long-term debt                        9,792,455      1,000,000
 Payments of long-term debt                           (292,275)      (286,414)
                                                  ------------    -----------
Net cash provided by financing activities            9,500,180        713,586
                                                  ------------    -----------

Net (decrease) increase in cash and cash
   equivalents                                          (7,995)       236,143

Cash and cash equivalents at beginning of
   period                                               19,793         16,516
                                                  ------------    -----------
Cash and cash equivalents at September 30               11,798        252,659
                                                  ============    ===========
                (See Notes to Consolidated Financial Statements)

                                                                       Form 10-Q
                                                                          Page 7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                  FANSTEEL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

Consolidated Financial Statements
---------------------------------

     The consolidated balance sheet at September 30, 2001, and the consolidated statements of operations for the three months and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, are unaudited, but include all adjustments (consisting only of normal and recurring accruals) which the Company considers necessary for fair presentation.

     The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements and, therefore, should be read in conjunction with the year-end financial statements.

     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company has a $30 million unsecured revolving credit agreement renewable on May 20, 2002 and a credit agreement for $3 million renewable on June 30, 2002. As of September 30, 2001, $10.4 million was borrowed from the lines of credit and $8.5 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies and development loans. The third quarter loss, charges and accruals have resulted in defaults of various provisions of its principal credit facility. The lenders under that facility gave Fansteel notice today that they have cancelled their commitments to advance funds and issue letters of credit under that facility and declared interest, principal and other amounts payable under that facility immediately due and payable. Although the Company has preferred to obtain financing outside of a bankruptcy proceeding, such financing is not available to the Company. As a result, the Company and its domestic subsidiaries will likely file on or before December 15, 2001 voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in order to protect their stakeholders, maximize their ability to obtain financing and enable Fansteel to continue its day-to-day operations. The Company is engaged in discussions with a number of lenders to obtain additional financing of up to $25,000,000 as a part of the contemplated Chapter 11 proceeding, and although there is no assurance that the Company will be able to secure such financing, it is confident that it will obtain such financing. As a consequence, the Company has reclassified the borrowing at September 30, 2001 of $10,445,000 from long-term debt to current portion of long-term debt.

     For the nine months ended September 30, 2001 total comprehensive loss was $1,930 greater than net loss due to foreign currency translation losses. For the nine months ended September 30, 2000 total comprehensive income was $1,788 less than net income due to foreign currency translation losses.

     Included in the nine-month results ended September 30, 2001 for continuing operations are second quarter non-recurring charges of $1,121,000. Charges of $782,000 related primarily to severance were recorded for the closure of the Addison, IL investment casting facility and relocation of its manufacturing to the Reynosa, Mexico facility. Charges of $339,000 were recorded for non-recurring management changes related primarily to severance costs. Results in 2001 also included third quarter charges of $900,000 for write-offs of excess inventory, as a result of push-outs and cancellations from the aerospace market, $600,000 for legal costs, $200,000 to retire equipment no longer used and $200,000 to provide additional reserves for potential increases in bad debts resulting from the slow economy.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                  Page 8

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)

     Fansteel ceased its Metal Products business segment at its facility in Muskogee, Oklahoma in 1989. As of the 1989 cessation, various radioactive materials remained on the Muskogee site. Under regulations enacted in 1988, the Company was required to obtain the approval of the NRC of a decommissioning plan
(DP) and a decommissioning funding plan (DFP) to remediate the radioactive materials and to provide financial assurances relating thereto. In 1997, the NRC in connection with the Company's proposed DP approved an amendment to the Muskogee license. The amended license authorized Fansteel to construct a processing plant which, when operable was designed to extract commercially valuable materials such as tantalum and scandium from certain of the radioactive residues and cause the resulting new residues to be disposed of at licensed facilities off the Muskogee site. The Company posted $4.5 million in letters of credit with the NRC as financial assurance for its DP responsibilities.

     Pilot production from the plant began in late 1999; however, production problems were encountered, and, to date, processing at commercially viable production levels has not been achieved. Exacerbating the processing problems and the additional costs related thereto was the recent severe decline in the market price of tantalum. As a consequence, Fansteel has concluded that at the present time, aggregate projected revenues in the processing operation at the site would be insufficient to recover operating costs (including depreciation) of the facility and has, therefore, suspended its effort to commence commercial processing. The Company, therefore, no longer anticipates commencing commercial operations at the processing plant. Instead, the Company currently intends to decommission the Muskogee site by off-site disposal of all contaminated materials and soils. The disposal would occur over a period of 7-10 years followed by a period of up to 20 years for monitoring the Muskogee site.

     The determination not to operate the Muskogee processing plant requires that the Company record a third quarter 2001 pre-tax loss from discontinued operations of $83,500,000 ($78,500,000 after tax), which represents a charge off of $31.5 million in the third quarter representing the construction, engineering and pilot testing production costs of the processing facility and a reserve of $52 million (in addition to the existing reserve of $4.9 million) representing total current estimated costs for off-site decommissioning of all contaminated residues and soils consisting of $27.6 million for offsite disposal costs, $15.3 million for operating, safety, security and site management, and consulting costs, and $14.0 million for groundwater monitoring. The Company determined these estimates based on current available information with assistance from third party environmental consultants. Fansteel will continue to expend such funds (currently estimated to be $1 million per year) at Muskogee as may be necessary to maintain the safety and security of the Muskogee facility.

     Although the Company currently anticipates that the site will be decommissioned using off-site disposal, Fansteel is exploring a range of alternative approaches to decommissioning the Muskogee site including recommencing Muskogee processing operations. There can be no assurance that the commercial processing operations will commence at any time.

     Fansteel expects that the NRC will request additional financial assurances covering potential decommissioning costs. Fansteel does not expect to be in a position to provide such financial assurance in the manner required by the NRC regulations and will request an exemption based on Fansteel's financial condition. While there is no assurance that such exemption will be granted, Fansteel understands that such exemptions have been granted based upon the financial condition of the recipient.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                  Page 9

                               FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)


     Actual costs to be incurred in future periods to decommission the site may vary, which could result in adjustment to future accruals, from the estimates due to, among other things, assumptions related to which decommissioning alternative will be approved by the NRC, the quantities of soils to be remediated and inherent uncertainties in costs over time of actual disposal.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on amortization of goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $230,000 per year, subject to the outcome of the impairment tests. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite life intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In June 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets, except for certain obligations of lessees, and the associated asset retirement costs. The Company has not yet assessed what the impact of the Statement will be on the Company's future earnings and financial position.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002 and it has not determined the effect, if any, the adoption of FAS 144 will have on the Company's financial position and results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                 Page 10

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)

Business Segment Information
----------------------------

     The Company is engaged in the manufacture of specialty metal products, which it classifies into three business segments: Industrial Tools, Advanced Structures, and Industrial Metal Components. Net sales and operating income
(loss) for the third quarter and nine months ended September 30, 2001 and 2000 for each of the Company's business segments are summarized below:

                                Third Quarter                Nine Months
                           -----------------------------------------------------
                              2001         2000          2001          2000
                           -----------------------------------------------------
NET SALES:

Industrial Tools
  Sales                   $11,637,276   $15,334,633   $39,929,803  $44,955,991
  Intersegment sales           (1,421)         (281)       (6,532)      (2,835)
                          -----------   -----------   -----------  -----------
                           11,635,855    15,334,352    39,923,271   44,953,156
                          -----------   -----------   -----------  -----------
Advanced Structures
  Sales                    13,945,011    14,213,952    41,983,667   39,649,006
  Intersegment sales                -             -             -            -
                           13,945,011    14,213,952    41,983,667   39,649,006
                          -----------   -----------   -----------  -----------
Industrial Metal
 Components
  Sales                     8,076,363     9,431,971    28,174,379   32,448,323
  Intersegment sales              (37)       (7,989)      (11,422)     (25,236)
                          -----------   -----------   -----------  -----------
                            8,076,326     9,423,982    28,162,957   32,423,087
                          -----------   -----------   -----------  -----------

Total Net Sales           $33,657,192   $38,972,286  $110,069,895 $117,025,249
                          ===========   ===========  ============ ============

Operating Income
(Loss):
 Industrial Tools         $  (979,206)  $ 1,308,888   $      (869) $ 3,688,931
 Advanced Structures       (1,068,555)    1,135,784      (658,494)   2,165,653
 Industrial Metal
  Components                 (572,733)       89,631    (1,308,681)   1,626,512
 Corporate                    (10,530)       (9,708)     (367,142)     (34,918)
                          -----------   -----------   -----------  -----------

Total Operating
 Income (Loss   )         $(2,631,024) $ 2,524,595    $(2,335,186) $ 7,446,178
                          ===========  ===========    ===========  ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                 Page 11

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "believes", "expects", "prospects", "estimated", "should", "may" or the negative thereof or other variations thereon or comparable terminology indicating the Company's expectations or beliefs concerning future events. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to: (i) further adverse changes in general economic conditions; (ii) inability to obtain the necessary approvals for an amended or revised DP and DFP and further costs in decommissioning the Muskogee facility; (iii) the Company's ability to obtain sufficient financing to continue its operations in the ordinary course and manage its relationships with its creditors, including its lenders, vendors and suppliers, employees and customers given the Company's financial condition; (iv) the effects of war or acts of terrorism, including the effect on the economy generally, on particular industry segments, and on the company's ability to manage logistics in such an environment, including receipt of materials and equipment and distribution of products; (v) the Company's ability to execute on its plans; and (vi) other one-time events and other important factors disclosed previously and from time to time in Fansteel's filings with the U.S. Securities and Exchange Commission. The Company is not obligated to update the forward-looking statements included in this discussion except as required by law.

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes to the consolidated financial statements.

Overview
--------

     The results for the most recent quarter include both charges and reserves relating to the Company's processing plant and planned operations at Fansteel's facility in Muskogee, Oklahoma and from operating losses in several areas of the Company's business.

     The third quarter loss, charges and reserves have resulted in defaults of various provisions of its principal credit facility. The lenders under that facility gave Fansteel notice today that they have cancelled their commitments to advance funds and issue letters of credit under that facility and declared interest, principal and other amounts payable under that facility immediately due and payable. Although the Company has preferred to obtain financing outside of a bankruptcy proceeding, such financing is not available to the Company. As a result, the Company and its domestic subsidiaries will likely file on or before December 15, 2001 voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in order to protect their stakeholders, maximize their ability to obtain financing and enable Fansteel to continue its day-to-day operations. The Company is engaged in discussions with a number of lenders to obtain additional financing of up to $25,000,000 as a part of the contemplated Chapter 11 proceedings, and although there is no assurance that the Company will be able to secure such financing, it is confident that it will obtain such financing.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                 Page 12

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)


     Fansteel ceased its Metal Products business segment at its facility in Muskogee, Oklahoma in 1989. The Nuclear Regulatory Commission (NRC) had licensed that facility in 1967. As of the 1989 cessation, various radioactive materials remained on the Muskogee site. Under regulations enacted in 1988, the Company was required to obtain the approval of the NRC of a decommissioning plan (DP) and a decommissioning funding plan (DFP) to remediate the radioactive materials and to provide financial assurances relating thereto. In 1997, the NRC in connection with the Company's proposed DP approved an amendment to the Muskogee license. The amended license authorized Fansteel to construct a processing plant, which was designed to extract commercially valuable materials such as tantalum and scandium from certain of the radioactive residues and cause the resulting new residues to be disposed of at licensed facilities off the Muskogee site. It was contemplated that approximately 10 years would be needed to process and remediate all of the prior radioactive residues, other than the soils underlying such residues. Thereafter, Fansteel's proposed DP requested NRC approval for the construction of an on-site concrete-based containment cell into which the contaminated soils would be placed. The Company posted $4.5 million in letters of credit with the NRC as financial assurance for its DP responsibilities.

     Pilot production from the plant began in late 1999; however, production problems were encountered, and, to date, processing at commercially viable production levels has not been achieved. Exacerbating the processing problems and the additional costs related thereto was the recent severe decline in the market price of tantalum. As a consequence, Fansteel has concluded that aggregate currently projected revenues in the processing operation at the site would be insufficient to recover operating costs (including depreciation) of the facility and has, therefore, suspended its effort to commence commercial processing. The Company, therefore, no longer anticipates commencing commercial operations at the processing plant. Instead, the Company currently intends to decommission the Muskogee site by off-site disposal of all contaminated materials and soils. The disposal would occur over a period of 7-10 years followed by a period of up to 20 years for monitoring the Muskogee site.

     The determination not to operate the Muskogee processing plant requires that the Company record a third quarter 2001 pre-tax loss from discontinued operations of $83,500,000 ($78,500,000 after tax), which represents a charge off of $31.5 million in the third quarter representing the construction, engineering and pilot testing production costs of the processing facility and a reserve of $52 million (in addition to the existing reserve of $4.9 million) representing total current estimated costs for off-site decommissioning of all contaminated residues and soils consisting of $27.6 million for offsite disposal costs, $15.3 million for operating, safety, security and site management, and consulting costs, and $14.0 million for groundwater monitoring. The Company determined these estimates based on current available information with assistance from third party environmental consultants. Fansteel will continue to expend such funds (currently estimated to be $1 million per year) at Muskogee as may be necessary to maintain the safety and security of the Muskogee facility.

     Although the Company currently anticipates that the site will be decommissioned using off-site disposal, Fansteel is exploring a range of alternative approaches to decommissioning the Muskogee site including

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                 Page 13

                                 FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)


recommencing Muskogee processing operations. There can be no assurance that the commercial processing operations will commence at any time.

     Fansteel expects that the NRC will request additional financial assurances covering potential decommissioning costs. Fansteel does not expect to be in a position to provide such financial assurance in the manner required by the NRC regulations and will request an exemption based on Fansteel's financial condition. While there is no assurance that such exemption will be granted, Fansteel understands that such exemptions have been granted based upon the financial condition of the recipient.

     Actual costs to be incurred in future periods to decommission the site may vary, which could result in adjustment to future accruals, from the estimates due to, among other things, assumptions related to which decommissioning alternative will be approved by the NRC, the quantities of soils to be remediated and inherent uncertainties in costs over time of actual disposal. The reserve for estimated future costs will be adjusted as further information develops or circumstances change.

Quarter Ended September 30, 2001 Compared with Quarter Ended September 30, 2000
-------------------------------------------------------------------------------

     Fansteel's third quarter 2001 net sales were $33,657,000, a decrease of $5,315,000 or 13.6%, when compared with net sales of $38,972,000 for the third quarter 2000. All three of the Company's business segments experienced sales declines, with Industrial Tools business segment sales of tungsten carbide cutting tools accounting for the majority of the decrease. Lower sales of investment castings within the Industrial Metal Components business segment sales also contributed to the decline in the third quarter 2001.

     Fansteel reported an operating loss of $2,631,000 for the third quarter of 2001 compared with operating income of $2,525,000 in the third quarter 2000. Results in the third quarter of 2001 included charges of $900,000 for write-offs of excess inventory as a result of push-outs and cancellations from the aerospace market, $600,000 for legal costs and $200,000 for retirement of unused equipment. Additionally, an operating loss of $484,000 was incurred in the quarter as a result of the phase out of the Addison, IL. facility. While the lower sales volume had a significant impact on income, several other factors, including competitive pricing, higher operating costs, and increased environmental expenses, caused further erosion to the Company's profitability. In response to the reduced volume and lower profits, additional cost reduction actions were implemented during the quarter.

     For the third quarter of 2001, other expenses for the Company were $405,000 compared with other expenses of $93,000 in the third quarter 2000. Bad debts increased $258,000, which included $200,000 recorded in the third quarter of 2001 to provide additional reserves for potential increases in bad debts resulting from the slow economy. Interest on debt increased $99,000 as the Company's borrowings have risen to fund the reclamation plant in Muskogee, OK, to meet working capital needs and to invest in machinery and equipment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                 Page 14

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)


     The third quarter net loss from continuing operations was $1,880,000, or $.22 per share, compared with net income from continuing operations of $1,609,000, or $.19 per share in the third quarter of 2000. Third quarter 2001 charges for inventory write-offs, legal professional fees, retirement of unused assets, and additional bad debt reserves were $.14 per share.

     The third quarter 2001 loss from discontinued operations was $78,500,000 or $9.06 per share, which represents charges of $83,500,000, less tax benefit of $5,000,000, related to the write-down of the Company's investment in the Muskogee, Oklahoma processing facility and the establishment of a reserve to reflect anticipated total costs to remediate the site. Non-cash charges of $31.5 million were recorded to write-off to estimated net realizable value of $2.8 million the net assets of discontinued operations, which include the processing plant and the related engineering and pilot testing costs. The Company also recorded $52.0 million representing total current estimated costs (in addition to the existing reserve of $4.9 million) to decommission the site consisting of $27.6 million for offsite disposal costs, $15.3 million for operating, safety, security and site management, and consulting costs, and $14.0 for groundwater monitoring. The Company determined these estimates based on current available information with assistance from third party environmental consultants. Actual costs to be incurred in future periods to decommission the site may vary from the estimates due to, among other things, assumptions related to which decommissioning alternative will be chosen and approved by the NRC, the quantities of soils to be remediated and inherent uncertainties in costs over time of actual disposal. The reserve for estimated future costs will be adjusted as further information develops or circumstances change.

     Fansteel recorded a net loss of $80,380,000, or $9.28 per share, for the third quarter 2001 compared with net income of $1,609,000, or $.19 per share, in the third quarter 2000. Third quarter 2001 results included charges of $9.06 per share related to the write-off of net assets of discontinued operations to net realizable value and for estimated reserves for future costs to decommission the Muskogee, OK site without processing. Third quarter 2001 results also included charges of $.14 per share related to inventory write-offs, legal costs, retirement of unused equipment and bad debt reserves.

     Net sales for the Industrial Tools business segment were $11,636,000 for the third quarter 2001, a decrease of 24.1% when compared with sales of $15,334,000 in the third quarter 2000. The majority of the decline occurred in sales of tungsten carbide cutting tools, which have been negatively impacted by the continuing slowdown in metalworking. This situation has resulted in reduced demand from customers and intense competitive pricing. Tungsten carbide wear part sales are also down as a result of the general economic decline in the metal working industry. Construction tools sales were down from the third quarter 2000, but nonetheless showed signs of improvement with a 25% increase over second quarter 2001 sales. Current quarter coal mining tool sales were solid, with improvements over the third quarter 2000 and second quarter 2001.

     For the third quarter 2001, Industrial Tools business segment incurred an operating loss of $979,000 compared with operating income of $1,309,000 for the same period of 2000. Third quarter 2001 results included $600,000 in charges for legal costs. The largest impact on income in this segment was the decline in revenues. Competitive pricing, higher manufacturing expenses and increased administrative costs also contributed to the reduction in income. Cost reduction actions taken during the third quarter included employee layoffs, over-time cutbacks and tighter cost controls on expenses.

     Net sales for the Advanced Structures business segment for the third quarter 2001 were $13,945,000 compared with third quarter 2000 sales of $14,214,000. Sales of machined aircraft components nearly doubled from the third quarter of 2000 as a result of increased orders from a defense aircraft manufacturer. These gains were offset by decreased sand castings and forging sales, which were negatively impacted by lower demand from the commercial aircraft market.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                 Page 15

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)

     For the third quarter 2001 the Advanced Structures business segment reported an operating loss of $1,069,000 compared with third quarter 2000 operating income of $1,136,000. The lower sales volume coupled with higher operating expenses, including environmental, health insurance, maintenance and natural gas prices, negatively impacted income. In response to market predictions of a slow-down in commercial aircraft production resulting from the September 11th terrorist attacks, the forging facility reduced its production and employee levels at the end of the third quarter of 2001. Results in 2001 for the segment also included third quarter charges of $900,000 for write-offs of excess inventory and $200,000 for retirement of unused equipment as a result of reduced aerospace demand.

     Third quarter 2001 net sales were $8,076,000 in the Industrial Metal Components business segment compared with net sales of $9,424,000 for the same period of 2000. This business segment declined due to less demand for investment castings from truck and marine customers who have pushed out orders as a result of their high inventory levels. Slight gains made in sales of wire forming products in the third quarter 2001 were offset by lower sales of powdered metal components.

      The Industrial Metal Components business segment reported an operating loss of $573,000 for the third quarter 2001 compared with operating income of $90,000 in the third quarter 2000. The phase out of operations at the Addison facility resulted in an operating loss of $484,000 in the third quarter 2001, which was $448,000 worse than the third quarter 2000. Operating income for this segment was further impacted by higher operating costs at the powdered metal components and wire formed products operations.

Nine Months Ended September 30, 2001 Compared with the Nine Months Ended September 30, 2000
------------------------------------------------------------------------

     Net sales for Fansteel in the first nine months of 2001 were $110,070,000, a decrease of 5.9% compared with net sales of $117,025,000 for the same period of 2000. Lower sales of tungsten carbide cutting tools within the Industrial Tools business segment and reduced investment castings and powdered metal components sales in the Industrial Metal Components segment contributed the majority of the decline. Partially offsetting these declines were increased Advanced Structure sales of machined parts and sand castings for the aircraft market.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                 Page 16

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)


     The Company reported an operating loss of $2,335,000 for the first nine months of 2001 compared with operating income of $7,446,000 for the same period of 2000. Results in 2001 included unusual charges of $1,121,000 recorded in the second quarter. Charges of $339,000 were for one-time management changes. Charges of $782,000 were recorded for the closure of the Addison, IL investment casting facility and relocation of its manufacturing to the Company's world-class foundry in Reynosa, Mexico. Closing the Addison operation by year-end and transferring production to Reynosa will allow the Company to reduce costs, improve operating efficiencies, improve customer service and maximize production. Additionally, an operating loss of $798,000 for the first nine months was incurred at the Addison facility as a result of the phase out of operations, which was $498,000 worse than the same period of 2000. Results in 2001 also included third quarter charges of $900,000 for write-offs of excess inventory and $200,000 for retirement of unused equipment as a result of push-outs and cancellations from the aerospace market and $600,000 for potential legal professional fees. Further reductions to income resulted from lower sales, higher manufacturing costs and increased administrative costs. Cost reductions plans, including employee layoffs, reduced workweeks, and temporary plant-shutdowns, have been implemented throughout the year in an effort to restore profitability.

     Other expenses for the Company were $536,000 compared with other income of $34,000 for the first nine months of 2000. Interest expense on debt was $249,000 higher in 2001 due to the Company's additional borrowings related to working capital increases, investment in machinery and equipment, and funding of the reclamation plant in Muskogee, OK. Bad debt expenses were $323,000 higher, which included third quarter 2001 charges of $200,000 to provide additional reserves for potential increases in bad debts resulting from the slow economy. Other income in 2000 included $220,000 for a non-recurring gain from the sale of unused land and equipment.

     Net loss from continuing operations for the nine months ended September 30, 2001 was $1,779,000, or $.21 per share, compared with net income from continuing operations of $4,935,000, or $.57 per share for the same period of 2000. Results in 2001 included unusual charges in the second quarter of $.08 per share for the closure and relocation of the Addison IL. Facility and for one-time management changes and third quarter charges of $.14 per share related to inventory write-offs, legal professional fees, retirement of unused equipment, and additional bad debt reserves.

     Loss from discontinued operations for the first nine months of 2001 was $78,500,000 or $9.06 per share, which represents charges of $83,500,000, less tax benefit of $5,000,000, related to the write-down of the Company's investment in the Muskogee, Oklahoma processing facility and the establishment of a reserve to reflect anticipated total costs to fully remediate the site. Non-cash charges of $31.5 million were recorded to write-down to estimated net realizable value of $2.8 million the net assets of discontinued operations, which include the construction and the related engineering and pilot testing costs. The Company also recorded $52.0 million representing total current estimated costs (in addition to the existing reserve of $4.9 million) to decommission the site consisting of $22.7 million for offsite disposal costs, $15.3 million for operating, safety, security and site management, and consulting costs, and $14.0 for groundwater monitoring. The Company determined these estimates based on current available information with assistance from third party environmental consultants.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                 Page 17

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)


     Actual costs to be incurred in future periods for the decommissioning of the site may vary from the estimates due, among other things, to the assumptions of which decommissioning alternative will ultimately be chosen and approved by the NRC, to the inability to determine definitive quantities of soils to be decommissioned and inherent uncertainties in costs over time of actual disposal. The reserve for estimated future costs will be adjusted as further information develops or circumstances change.

     For the first nine months of 2001, the Company reported a net loss of $80,279,000, or $9.27 per share, compared with net income of $4,935,000, or $.57 per share, for the first nine months of 2000. Results in 2001 included charges of $9.06 per share related to the write-off of net assets of discontinued operations to net realizable value and for estimated future costs to decommission the Muskogee, OK site without processing. Results in 2001 also included unusual charges of $.08 per share for closure and relocation costs for the Addison, IL facility and for one-time management changes. Results in 2001 also included charges of $.14 per share related to inventory write-offs, legal professional fees, retirement of unused equipment, and bad debt reserves. Results for the nine months ended September 30, 2000 included a non-recurring gain of $.02 per share from the second quarter sale of unused land and equipment.

     Industrial Tools business segment net sales for the first nine months of 2001 were $39,923,000, a decrease of $5,030,000 or 11.2%, compared with net sales of $44,953,000 for the first nine months of 2000. Tungsten carbide cutting tools, wear parts and construction tool product lines all suffered declines for the nine-month period as the slow economy resulted in inventory reductions and stiff competition in the metalworking, automotive, die blanks and road planing markets. The coal mining tools product line was the only product line to post a gain in this segment based on strong third quarter sales of coal accessories, as coal mining has risen in 2001 in response to higher energy prices.

     Industrial Tools business segment operating loss for the first nine months of 2001 was $1,000 compared with operating income of $3,689,000 in the same period of the prior year. The 2001 results included $600,000 of charges for legal costs. The reduced volume was the primary factor in the lower income, with aggressive pricing, high manufacturing costs, operating inefficiencies and increased administrative expenses further eroding profits. Efforts are focused on improving productivity and reducing operating expenses in order to improve profitability. Cost reduction actions that occurred during the second and third quarters of 2001 will continue to be assessed and new ones implemented as needed.

     Advanced Structures business segment net sales were $41,984,000 for the first nine months of 2001, an increase of 5.9%, compared with net sales of $39,649,000 for the same period of 2000. New orders for machined parts from a military aircraft manufacturer have provided the majority of growth in this segment. Sand casting product sales also posted solid gains as demand was strong for private and regional aircraft engines. Sales of forgings were down for the first nine months of the year due to the reduction of production releases during 2001 from commercial aircraft manufacturers.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                 Page 18

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)


     The Advanced Structures business segment operating loss for the first nine months of 2001 was $658,000 compared with operating income of $2,166,000 in the first nine months of 2000. Segment results in 2001 included third quarter charges of $900,000 for write-offs of excess inventory and $200,000 for retirement of unused equipment. The increase in natural gas prices in 2001 resulted in an additional $1.5 million in expenses. Steps undertaken by management to stabilize these energy costs coupled with recent decreases in natural gas prices have started to reduce the effects of the higher prices. Results at the sand casting facility were further impacted by higher labor, fringe benefits, environmental, maintenance and scrap costs.

     Industrial Metal Components net sales for the first nine months of 2001 were $28,163,000, compared with sales of $32,423,000 in the first nine months of 2000. Sales of investment castings, powdered metal components, and wire formed products all decreased. Orders for these products have declined as the slower economy has resulted in less demand from electrical equipment, vending machine, lawn and garden, agricultural, plumbing, truck, marine, and general industrial markets. Further sales reductions resulted from the shift of production from the now closed Addison facility to the investment casting facility in Reynosa, Mexico as certain lower margin customers were eliminated.

     The Industrial Metal Components business segment reported an operating loss of $1,309,000 for the first nine months of 2001 compared with operating income of $1,627,000 in 2000. Results in 2001 included second quarter charges of $782,000 for closure and relocation costs for the Addison, IL facility to Reynosa, Mexico. Additionally, an operating loss for the nine months ended September 30, 2001 of $798,000 was incurred at the Addison facility during the phase out of operations, which was $498,000 worse than the same period of 2000. With the relocation of all production to Reynosa, the investment casting operation is expected to return to profitability in the last quarter of 2001. Further declines in income for this segment resulted from lower sales volume at both the wire formed products and powdered metal components facilities and the resulting production inefficiencies. Cost reduction plans, including employee layoffs and temporary plant shutdowns, were implemented in the second quarter of 2001 and are expected to continue in the fourth quarter of this year.

Outlook
-------

     Order backlog at September 30, 2001 of $47,867,000 was flat when compared with $47,827,000 at September 30, 2000. High order rates from aircraft manufacturers in the first quarter of 2001 resulted in an increase to the Advanced Structures backlog. As a result of the slowdown in the economy, the Industrial Tools and Industrial Metal Components backlogs have decreased with less demand from electrical equipment, vending machines, lawn and garden, agricultural, plumbing, truck, marine, and general industrial markets.

     A number of the Company's key markets, such as automotive, truck, machine tool, marine, electronics, appliance and road construction experienced a softening in 2001. The slowdown is anticipated to persist at least through the remainder of the year, especially in light of the September 11th terrorist attacks, as many of the markets served are ultimately tied to consumer confidence. The aircraft market, which had been steady in 2001, is expected to experience push outs and possible cancellations from the commercial manufacturers as a result of the recent layoffs and drop in air travel.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                 Page 19

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)


     In response to the ongoing reduced volume levels and profitability, cost reduction actions were undertaken in 2001 by a number of Fansteel businesses. Management will continue to monitor these operations and will implement additional cost reduction plans in the future if necessary. These cost reductions plans include employee layoffs, reduced workweeks, and temporary plant-shutdowns. Another cost reduction action taken during 2001 involved the closing of Fansteel's investment casting facility in Addison, IL and transferring manufacturing to its investment casting operation in Reynosa, Mexico. The move allows the Company to maximize production at its world-class foundry in Reynosa and offer improved service to its customers.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents were $12,000 at September 30, 2001 compared with $20,000 at December 31, 2000. Operating activities used cash of $3,399,000 in the first nine months of 2001 with increases in accounts receivable of $1,647,000 and in inventories of $1,653,000. As part of management's program to improve the operations of the Company, investments of $2,316,000 were made in capital equipment. Costs of $3,829,000 were incurred for the first nine months of 2001 at the Muskogee, Oklahoma site for engineering, equipment, and pilot testing prior to the decision to suspend processing. Proceeds of $9,792,000 from long-term debt borrowings were received, $8,845,000 of which was proceeds from the revolving line of credit.

     In the fourth quarter of 1995, the Company announced the suspension of the quarterly shareholder dividend for the purpose of conserving cash for capital reinvestment, possible future acquisitions, and due to potential changes in funding requirements for decommissioning at the Company's discontinued operation in Muskogee, Oklahoma.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                 Page 20

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)

     The Company has a $30 million unsecured revolving credit agreement renewable on May 20, 2002 and a credit agreement for $3 million renewable on June 30, 2002. As of September 30, 2001, $10.4 million was borrowed from the lines of credit and $8.5 million was being used for letters of credit needed for funding assurance related to environmental issues, self-insurance policies and development loans. The third quarter loss, charges and reserves have resulted in defaults of various provisions of its principal credit facility. The lenders under that facility gave Fansteel notice today that they have cancelled their commitments to advance funds and issue letters of credit under that facility and declared interest, principal and other amounts payable under that facility immediately due and payable. Although the Company has preferred to obtain financing outside of a bankruptcy proceeding, such financing is not available to the Company. As a result, the Company and its domestic subsidiaries will likely file on or before December 15, 2001 voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in order to protect their stakeholders, maximize their ability to obtain financing and enable Fansteel to continue its day-to-day operations. The Company is engaged in discussions with a number of lenders to provide additional financing of up to $25,000,000 as a part of the contemplated Chapter 11 proceedings, and although there is no assurance that the Company will be able to secure such financing, it is confident that it will soon obtain such financing.

     The absence of available financing combined with the difficult business situation (including a slowdown in the payment of the Company's accounts receivables) has led the Company to delay payments of account payables beyond their standard terms. Although suppliers have not refused to ship or required cash on delivery there is no assurance that the Company's vendors will not take that action.

     Funding assistance by states and municipalities is investigated when any significant expenditures are proposed. The Company's debt, other than the $10.4 million borrowed from the revolving line of credit, is related to development loans obtained from various states. In the first nine months of 2001, the Company received $772,000 from GE Capital for a Pennsylvania development loan for equipment for the powdered metals facility. This development loan, which has an interest rate of 5.60%, is for $1.2 million. An additional $175,000 was received in the first nine months of 2001 from the State of Iowa for development loans with interest rates of 3% and 6% for the modernization of the sand casting facility.

Environmental Remediation and Discontinued Operations
-----------------------------------------------------

     The Company discontinued its Metal Products business segment in 1989. The Company was required to obtain the approval of the NRC of a nuclear decommissioning plan in connection with the cessation of licensed operations at the segment's primary plant located in Muskogee, Oklahoma that processed certain ores subject to regulations of several government agencies. The NRC approved Fansteel's amended license and decommissioning plan in 1995. That amended license provided for the Company to construct a commercial plant to process residues contained in storage ponds at the site. Remaining assets were written down to estimated realizable value, and provisions were made for the estimated costs for decommissioning. It is being accounted for as a discontinued operation with environmental reclamation and decommissioning activity.

     Pursuant to the amended license, the Company constructed and expected to operate for at least ten years a commercial plant to complete the processing of residues currently contained in storage ponds at the site, which would materially reduce the amount of radioactive materials to be disposed of during decommissioning. The processing plant was designed to extract commercially valuable materials such as tantalum, scandium, and other rare earth and rare metal elements from the feedstock residues. The Muskogee processing operation was planned and was expected to be operated as the most economical and feasible way of reclaiming and decommissioning the site.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                 Page 21

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)


     Pilot production from the plant began in late 1999; however, production problems were encountered, and, to date, processing at commercially viable production levels has not been achieved. Exacerbating the processing problems and the additional costs related thereto was the recent severe decline in the market price of tantalum. As a consequence, Fansteel has concluded that aggregate currently projected revenues in the processing operation at the site would be insufficient to recover operating costs (including depreciation) of the facility and has, therefore, suspended its effort to commence commercial processing. The Company, therefore, no longer anticipates commencing commercial operations at the processing plant. Instead, the Company currently intends to decommission the Muskogee site by off-site disposal of all contaminated materials and soils. The disposal would occur over a period of 7-10 years followed by a period of up to 20 years for monitoring the Muskogee site.

     The determination not to operate the Muskogee processing plant requires that the Company record a third quarter pre-tax loss from discontinued operations of $83,500,000 ($78,500,000 after tax), which represents a charge off of $31.5 million in the third quarter representing the construction, engineering and pilot testing production costs of the processing facility and a reserve of $52 million (in addition to the existing reserve of $.9 million) representing total current estimated costs for off-site decommissioning of all contaminated residues and soils consisting of $27.6 million for offsite disposal costs, $15.3 million for operating,safety, security and site management, and consulting costs, and $14.0 million for groundwater monitoring. The Company determined these estimates based on current available information with assistance from third party environmental consultants. Fansteel will continue to expend such funds currently estimated to be $1 million per year) at Muskogee as may be necessary to maintain the safety and security of the Muskogee facility.

     Although the Company currently anticipates that the site will be decommissioned using off-site disposal, Fansteel is exploring a range of alternative approaches to decommissioning the Muskogee site including recommencing Muskogee processing operations. There can be no assurance that the commercial processing operations will commence at any time.

     Fansteel expects that the NRC will request additional financial assurances covering potential decommissioning costs. Fansteel does not expect to be in a position to provide such financial assurance in the manner required by the NRC regulations and will request an exemption based on Fansteel's financial condition. While there is no assurance that such exemption will be granted, Fansteel understands that such exemptions have been granted based upon the financial condition of the recipient.

     Actual costs to be incurred in future periods to decommission the site may vary, which could result in adjustment to future accruals, from the estimates due to, among other things, assumptions related to which decommissioning alternative will be approved by the NRC, the quantities of soils to be remediated and inherent uncertainties in costs over time of actual disposal.

     A revised decommissioning plan will have to be submitted to the NRC within approximately twelve months of cessation of the principal activity of processing rare metals at the site. The Company is investigating alternative decommissioning approaches including various options of onsite disposal, offsite disposal and processing of some of the existing residue material. The actual decommissioning plan ultimately to be presented for approval by the NRC cannot be determined at this time. At September 30, 2001, the Company had recorded liabilities of $58.4 million for discontinued operations with $3.7 million in current liabilities, including the estimated net costs of decommissioning the site and the Company's estimated share of costs at a second site that had been part of the Metal Products business segment. The second site is regulated under the Resource Conservation and Recovery Act. As a result of alleged migration of contaminants from this second site, the Company also has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a neighboring third-party site.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                          Form 10-Q
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION                 Page 22

                                  FANSTEEL INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
               ------------------------------------------
                                   (UNAUDITED)


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

     At September 30, 2001, the Company had recorded environmental liabilities of $7.1 million with .7 million included in current liabilities for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing conducted in 1997, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company does not expect that any sums it may have to pay in connection with these environmental liabilities would have a materially adverse effect on its consolidated financial position.

                                                                      Form 10-Q
                                                                        Page 23

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                                                      Form 10-Q
                                                                        Page 24

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

                                  Fansteel Inc.
--------------------------------------------------------------------------------
                                  (Registrant)

Date
     ---------- ----------------------------------------------------------------
                   /s/ Gary L. Tessitore
                       Chairman, President and Chief Executive Officer

Date
     ----------  ---------------------------------------------------------------
                   /s/ R. Michael McEntee
                       Vice President and Chief Financial Officer