Form 10-Q
period 2004-03-31
FANSTEEL INC
filed 2004-05-17
CIK 34471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

From                        to
     ----------------------     ----------------------

                          Commission File Number 1-8676

                                 FANSTEEL INC.
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                            36-1058780
--------------------------                           -------------------------
      (State of                                           (I.R.S. Employer
    Incorporation)                                       Identification No.)


                            Number One Tantalum Place
                             North Chicago, Illinois
                                      60064
              (Address of principal executive offices and zip code)
                                 (847) 689-4900
              (Registrant's Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                            Outstanding at April 30, 2004
-------------------------------------          ---------------------------------
    Common Stock, $.01 par value                       2,878,941 shares

                                  FANSTEEL INC.

                                FORM 10-Q - INDEX
                                 March 31, 2004


PART I.        FINANCIAL INFORMATION                                                         Page No.
                                                                                             --------
Item 1         Financial Statements:

               Consolidated Statement of Operations - Two months ended March 31, 2004            3
               (Successor Company), One month ended January 23, 2004, and three months ended March 31, 2003 (Predecessor Company)

               Consolidated Balance Sheet - March 31, 2004 (Successor Company), and              4
               December 31, 2003 (Predecessor Company)

               Consolidated Statement of Cash Flow - Two months ended March 31, 2004             6
               (Successor Company), one month ended January 23, 2004  and three months ended March 31, 2003 (Predecessor Company)

               Notes to Consolidated Financial Statements                                        7

Item 2         Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                    24

Item 3         Quantitative and Qualitative Disclosures of Market Risk                          29

Item 4         Controls and Procedures                                                          29

PART II.       OTHER INFORMATION                                                                30

Item 1         Legal Proceedings                                                                30

Item 2         Changes in Securities and Use of Proceeds                                        30

Item 3         Defaults Upon Senior Securities                                                  31

Item 4         Submission of Matters to a Vote of Security Holders                              31

Item 5         Other Information                                                                31

Item 6         Exhibits and Reports on Form 8-K                                                 31

Signatures                                                                                      32

Exhibit 31.1   Certifications- Gary L. Tessitore
Exhibit 31.2   Certifications- R. Michael McEntee
Exhibit 32.1   Certification

                                           PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements
                                               Fansteel Inc.
                                    Consolidated Statement of Operations
                                                (Unaudited)



                                                           Successor               Predecessor Company
                                                            Company        ----------------------------------
                                                           Two Months         One Month         Three Months
                                                             Ended              Ended              Ended
                                                         March 31, 2004    January 23, 2004    March 31, 2003
                                                         --------------    ----------------    --------------
Net sales                                                 $ 12,263,015       $  3,263,267       $ 15,020,970

Cost and expenses
   Cost of products sold                                     9,397,460          2,971,175         11,540,032
   Selling, general and administrative                       1,534,276            571,689          3,753,806
                                                          ------------       ------------       ------------
                                                            10,931,736          3,542,864         15,293,838
                                                          ------------       ------------       ------------

Operating income (loss)                                      1,331,279           (279,597)          (272,868)

Other income (expense)
   Interest expense                                           (111,383)           (43,977)          (160,974)
   Other                                                       (17,905)            (7,198)            22,184
                                                          ------------       ------------       ------------
                                                              (129,288)           (51,175)          (138,790)
                                                          ------------       ------------       ------------
Income (loss) before taxes,
reorganization items and fresh start
adjustments                                                  1,201,991           (330,772)          (411,658)
Reorganization items                                                 -           (340,286)        (1,155,268)
Fresh-Start adjustments                                              -         42,927,000                  -
Gain on debt discharge                                               -         15,576,000                  -
                                                          ------------       ------------       ------------
Income (loss) from continuing operations before
income taxes                                                 1,201,991         57,831,942         (1,566,926)
Income tax provision                                                 -                  -                  -
                                                          ------------       ------------       ------------

Net income (loss) from continuing operations
                                                             1,201,991         57,831,942         (1,566,926)

Loss from discontinued operations, net of taxes
                                                              (561,545)                 -           (438,792)
                                                          ------------       ------------       ------------

Net income (loss)                                         $    640,446       $ 57,831,942       $ (2,005,718)

                                                          ============       ============       ============

Weighted average number of common  shares
outstanding                                                  3,420,000          8,698,858          8,698,858
Basic and diluted income (loss) per share(a)
   Continuing operations
                                                          $       0.35       $       6.65       $      (0.18)
   Discontinued operations                                       (0.16)                 -              (0.05)
                                                          ------------       ------------       ------------
   Net income (loss)                                      $       0.19       $       6.65       $      (0.23)
                                                          ============       ============       ============

--------
(a)  Basic earnings per share and diluted earnings per share are the same.


                 See Notes to Consolidated Financial Statements

                                             Fansteel Inc.
                                       Consolidated Balance Sheet

                                                                      Successor        Predecessor
                                                                       Company           Company
                                                                      March 31,        December 31,
                                                                         2004              2003
                                                                     -----------       -----------
                                                                     (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                         $   244,195       $ 1,290,206
   Restricted cash                                                             -        13,377,660
   Accounts receivable, less allowance of $241,000 in
       2004 and $323,000 in 2003                                       9,684,696         7,864,348
   Income tax refund receivable                                           61,700           102,359
   Inventories
       Raw material and supplies                                       1,336,818         1,251,087
       Work-in process                                                 4,938,918         4,178,808
       Finished goods                                                    692,674           730,181
                                                                     -----------       -----------
       Less:                                                           6,968,410         6,160,076
          Reserve to state certain inventories at LIFO cost                    -           806,493
                                                                     -----------       -----------
               Total inventories                                       6,968,410         5,353,583
                                                                     -----------       -----------
   Other assets - current                                              1,099,210         1,007,400
                                                                     -----------       -----------
Total current assets                                                  18,058,211        28,995,556
                                                                     -----------       -----------

Property, plant and equipment
   Land                                                                1,084,419           957,630
   Buildings                                                           4,784,363         7,720,354
   Machinery and equipment                                             7,160,673        25,122,992
                                                                     -----------       -----------
                                                                      13,029,455        33,800,976
   Less accumulated depreciation                                         281,659        22,817,464
                                                                     -----------       -----------
       Net property, plant and equipment                              12,747,796        10,983,512
                                                                     -----------       -----------

Net assets of discontinued operations                                          -            73,504
                                                                     -----------       -----------

Other assets
   Deposits                                                            6,058,331         6,058,331
   Reorganization value in excess of amounts allocable
       to identified assets                                           12,893,734                 -
   Goodwill                                                                    -         2,207,060
   Property held for sale                                              2,532,500                 -
   Other                                                                  44,297           170,885
                                                                     -----------       -----------
       Total other assets                                             21,528,862         8,436,276
                                                                     -----------       -----------

                                                                     $52,334,869       $48,488,848
                                                                     ===========       ===========


                 See Notes to Consolidated Financial Statements

                                          Fansteel Inc.
                                   Consolidated Balance Sheet

                                                                  Successor         Predecessor
                                                                   Company            Company
                                                                  March 31,         December 31,
                                                                    2004                2003
                                                                ------------        ------------
                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable                                           $  6,969,964        $  5,742,752
     Accrued liabilities                                           6,734,482           8,762,321
     Income taxes                                                    318,739               8,890
     Short-term borrowings                                         5,081,345                   -
     Current maturities of long-term debt                          1,066,430              24,000
                                                                ------------        ------------
          Total current liabilities                               20,170,960          14,537,963
                                                                ------------        ------------

Long-term debt                                                     5,388,346              42,276
                                                                ------------        ------------

     Other liabilities - environmental remediation                25,810,834           1,174,389
                                                                ------------        ------------

Total liabilities not subject to compromise                       51,370,140          15,754,628
                                                                ------------        ------------

Liabilities subject to compromise                                          -          90,242,762
                                                                ------------        ------------

Shareholders' equity (deficit)                                       964,729         (57,508,542)
                                                                ------------        ------------

Total liabilities and shareholders' equity (deficit)            $ 52,334,869        $ 48,488,848
                                                                ============        ============




                 See Notes to Consolidated Financial Statements

                                          Fansteel Inc.
                              Consolidated Statement of Cash Flows
                                           (Unaudited)

                                                                            Successor
                                                                             Company               Predecessor Company
                                                                          ------------       -------------------------------
                                                                           Two Months         One Month         Three Months
                                                                             Ended              Ended              Ended
                                                                            March 31,         January 23,         March 31,
                                                                              2004               2004               2003
                                                                          ------------       ------------       ------------
Cash Flows From Operating Activities:
   Net income (loss)                                                      $    640,445       $ 57,831,942       $ (2,005,718)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities
       Depreciation and amortization                                           281,659             87,966            334,741
       Fresh-Start adjustments                                                       -        (42,927,000)
       Gain on discharge of debt                                                     -        (15,576,000)                 -
       Loss from discontinued operations                                       561,545                  -            438,792
       Net pension credit                                                            -                  -           (535,179)
       Gain from disposals of property, plant and equipment                          -                  -            (17,379)
       Change in assets and liabilities:
          Increase in accounts receivable                                   (1,735,479)          (384,869)        (1,034,942)
          Decrease in income tax refunds receivable                                  -                  -            276,229
          (Increase) decrease in inventories                                  (564,965)          (298,878)           842,123
          (Increase) decrease in other assets - current                       (344,283)            85,571            (67,579)
          (Decrease) increase in accounts payable and
                    accrued liabilities                                     (1,609,711)            32,091          2,852,205
          Increase (decrease) in liabilities subject to compromise                   -            300,000         (1,921,524)
          (Decrease) increase in income taxes payable                          (18,197)            (8,272)             2,712
          (Increase) decrease in other assets                                  (24,177)               765            (79,366)
                                                                          ------------       ------------       ------------
                 Net cash provided by (used in) operating activities        (2,813,163)          (856,684)          (914,885)
                                                                          ------------       ------------       ------------
Cash Flows From Investing Activities:
   Decrease in restricted cash                                                       -            379,457          1,402,187
   Proceeds from sale of property, plant and equipment                               -                  -             29,359
   Capital expenditures                                                         (8,177)            (3,155)          (414,789)
                                                                          ------------       ------------       ------------
                 Net cash used in investing activities                          (8,177)           376,302          1,016,757
                                                                          ------------       ------------       ------------
Cash Flows From Financing Activities:
   Proceeds from short-term borrowing                                        2,548,091                  -                  -
   Payments on long-term debt                                                  (83,835)            (2,000)                 -
                                                                          ------------       ------------       ------------
                Net cash provided by (used in) financing activities          2,464,256             (2,000)                 -
                                                                          ------------       ------------       ------------
Net Increase (Decrease) in Cash and Cash Equivalents
   from Continuing Operations                                                 (357,084)          (482,382)           101,872
Cash Flows From Discontinued Operations                                       (398,508)           191,963           (147,855)
                                                                          ------------       ------------       ------------
Net Increase (Decrease) in Cash and Cash Equivalents                          (755,592)          (290,419)           (45,983)
Cash and Cash Equivalents at Beginning of Period                               999,787          1,290,206          4,664,812
                                                                          ------------       ------------       ------------
Cash and Cash Equivalents at End of Period                                $    244,195       $    999,787       $  4,618,829
                                                                          ============       ============       ============


                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS

         The consolidated financial statements as of March 31, 2004, January 23, 2004, and March 31, 2003 of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the period ending December 31, 2004.

         Fansteel Inc. and its subsidiaries ("Fansteel" or the "Company") is a manufacturer of aerospace castings and engineered metal components used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, and plumbing and electrical hardware industries.

         For financial reporting purposes, the Company classifies its products into the following two business segments:

               Advanced Structures:
                    Aluminum and magnesium sand castings.

               Industrial Metal Components:
                    Special wire products, powdered metal components, and investment castings.

         The Company's business segments have separate management teams and infrastructures that offer different products and services.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Fansteel Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.

         The Company considers all debt investments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2004 and 2003, the Company had not purchased any debt investments with a maturity of three months or less.

         Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts. The Company records such allowances based on a number of factors, including historical trends and specific customer liquidity.

         Starting January 23,2004, inventories are valued at the lower of cost, determined on the "first-in, first-out" (FIFO) basis, or market. Prior to January 23, 2004, substantial portions of the inventories were valued at lower of cost, determined on the "last-in, last-out" (LIFO) basis, or market. Costs include direct material, labor and applicable manufacturing overhead.

         Acquisitions of properties and additions to existing facilities and equipment are recorded at cost. For financial reporting purposes, straight-line depreciation is used. The estimated useful lives for machinery and equipment range from three years to 15 years while the estimated useful lives of buildings are 39 years. Accelerated depreciation is used for income tax purposes.

         Excess reorganization value represents the excess of the Successor Company's enterprise value over the aggregate fair value of the Company's tangible and identifiable intangible assets and liabilities at the balance sheet date. Excess reorganization value is not amortized, however, it is evaluated annually or when events or changes occur that suggest an impairment in carrying value.

         The Company periodically re-evaluates carrying values and estimated useful lives of long-lived assets to determine if adjustments are warranted. The Company uses estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives.

         The Company recognizes sales when the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as products are shipped. Revenue from sales of tooling, patterns and dies is recognized upon acceptance by the customer.

         The Company classifies distribution costs, including shipping and handling costs, in cost of products sold.

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the temporary difference between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes which requires recognition of deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and deferred tax assets.

         The functional currency for the Company's foreign operation is the applicable local currency. The translation from the applicable foreign currency to U.S. Dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of shareholders' equity (deficit). Gains or losses resulting from foreign currency transactions are included on other income. For the two months ended March 31, 2004 comprehensive income was $646,676. For the one month ended January 23, 2004, comprehensive income equaled net income. For the three months ended March 31, 2003 comprehensive loss was $2,000,540. The difference between comprehensive income (loss) and net income (loss) was due to foreign currency translation adjustments.

         In accounting for stock-based employee compensation, the Company uses the intrinsic-value method specified in Accounting Principles Board (APB) Opinion No. 25, "Account for Stock Issued to Employees." Shown below are net income (loss) and basic and diluted earnings (loss) per share as reported and adjusted to reflect the use of the fair-value method in determining stock-based compensation costs, as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation."

(Dollars in thousands, except for earnings per-share)

                                         Two Months    One Month    Three Months
                                           Ended         Ended         Ended
                                         March 31,    January 23,     March 31,
                                           2004          2004           2003
                                         ---------    -----------   ------------
(a) Net income (loss)                      $ 640        $57,832       $(2,006)

After-tax adjustment of stock-based
compensation costs:
   Intrinsic-value method                      -              -             -
   Fair-value method                           -              -             -
Pro Forma - Net Loss                       $ 640        $57,832       $(2,006)

(b) Net income (loss) per share
Basic and Diluted                          $ .19        $  6.65       $ (0.23)
Adjustment of stock-based compensation
costs:
   Intrinsic-value method                      -              -             -
   Fair-value method                           -              -             -
Pro Forma - Net income (loss) per share    $ .19        $  6.65       $ (0.23)


         In January 2003, the FASB issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIEs), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for entities to support their activities. FIN No. 46 requires that (1) companies consolidate VIEs if they are required to recognize the majority of such entities' gains and losses and (2) disclosures be made regarding VIEs that companies are not required to consolidate but in which they have a significant variable interest. As of March 31, 2004, Fansteel does not have any VIE's which are not consolidated.


NOTE 3 - REORGANIZATION AND EMERGENCE FROM CHAPTER 11

         On January 15, 2002 (the "Petition Date"), Fansteel Inc. and eight of its subsidiaries (collectively, the "Filing Debtors") filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. The Chapter 11 case was dismissed with respect to Fansteel Schulz Products, Inc. ("Schulz") on November 27, 2002 pursuant to a sale by Fansteel

Inc. of all of the stock of Schulz. All the Filing Debtors other than Schulz (collectively, the "Debtors") emerged from Chapter 11 of the U.S. Bankruptcy Code on January 23, 2004 (the "Effective Date"). After the Petition Date, the Predecessor Company (referring to the Company prior to the Effective Date) continued to operate its business and manage its affairs as debtor-in-possession ("DIP") with court approval for transactions outside the ordinary course of business.

         By order dated December 23, 2003, the U.S. Bankruptcy Court for the District of Delaware (the "Court") confirmed the Second Amended Joint Reorganization Plan (the "Plan"). On January 23, 2004, the Company entered into a secured credit facility with Congress Financial Corp., which provided a new credit facility of up to $10 million in credit, comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to a borrowing base comprised of a percentage of eligible accounts receivable and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 23, 2007. The Company is required to meet certain financial covenants to achieve certain EBITDA and that limit future capital expenditures. The interest rate on the line is prime plus 1% and there is a .5% unused line fee. Substantially all of the assets of the Company are pledged as security for this financing.

         As of the Effective Date, all common stock and options to purchase common stock of the Predecessor Company were canceled.

         Pursuant to the Plan, on the Effective Date, the Company filed an amended and restated certificate of incorporation authorizing new shares of common stock, par value $.01 per share of the Company ("New Common Stock"). The Plan authorized the issuance of 3,600,000 shares of New Common Stock. Holders of allowed general unsecured claims against the Debtors are entitled by the Plan to receive approximately 50% stock ownership. The Pension Benefit Guarantee Corporation (the "PBGC") received approximately 21% of the common stock being issued in the reorganization as part of the settlement of its claims related to the under-funding of the Predecessor Company's now-terminated Consolidated Employees' Pension Plan (the "Pension Plan"), a defined benefit pendion plan covered under Title IV of the Employee Retirement Income Security Act ("ERISA"). The stockholders of the Predecessor Company are entitled by the Plan to receive approximately 24% of the newly issued stock. All of the foregoing percentages have been subject to dilution by the 5% of New Common Stock reserved for an employee stock plan.

         Under the Plan, allowed administrative expense claims, DIP facility claims and priority claims, including allowed priority tax claims, have been paid in full in cash.

         Under the Plan, holders of allowed secured claims against the Debtors, other than secured creditors whose treatment is specifically provided for in the Plan, are either to (i) be paid in accordance with the terms of their respective agreements, (ii) receive periodic cash payments totaling the value of the collateral securing the allowed claim as of the Effective Date, (iii) receive a return of the collateral securing the allowed claim, (iv) make payments or grant liens amounting to the indubitable equivalent of the value the collateral securing the allowed claim, or (v) receive such other treatment as may be agreed to with the Debtors.

         The Plan further provides that holders of allowed general unsecured claims against the Debtors shall receive (i) pro rata distributions from a fixed cash pool of approximately $15.6 million funded from a portion of certain asset sale proceeds and a cash contribution from Fansteel of $3.1 million and (ii) pro rata distributions of 55% of the new common stock of Fansteel (subject to dilution for issuances pursuant to an employee plan). The initial distributions of cash and stock were made on February 23, 2004. Additional distributions of cash and stock will be made in the future as currently distributed unsecured claims are adjudicated. The Plan also provides that holders of allowed general unsecured claims are to receive 70% of the net proceeds of the settlement or recoveries in respect of avoidance actions commenced by the Debtors seeking approximately $6 million. A dispute concerning how certain settlements are structured for purposes of applying the proceeds was settled and approved by the court on April 29, 2004. The settlement, in relevant part, makes clear the Company's entitlement to (a) 30% of the net proceeds solely from new cash (as opposed to the assignment or waiver of claims) and (b) be reimbursed for any and all expenses of the litigation from the new cash, and, if necessary, from up to $500,000 of cash currently reserved on account of disputed claims.

         The Plan also provided for a convenience class for general unsecured claims totaling $1,500 or less and such holders received cash distributions equal to 60% of their allowed claim.

         In accordance with the Plan, the Predecessor Company terminated the Pension Plan as of December 15, 2003. Fansteel and the PBGC entered into a settlement agreement pursuant to the Plan pursuant to which the PBGC received, in full satisfaction of the claims resulting from the Pension Plan's termination: (i) $9.5 million, non-interest bearing, ten-year, note from Fansteel Inc., secured by land, buildings, and equipment owned by or used in connection with operations of Fansteel de Mexico, together with (ii) distributions of cash and stock on account of a $1.5 million allowed general unsecured claim and (iii) an additional 20% of the New Common Stock (subject to dilution for issuances pursuant to an employee stock plan). Included in liabilities subject to compromise at December 31, 2003 is $12.6 million related to the Pension Plan.

         The Plan also provides for settlement of various existing and potential environmental obligations of the Debtors. In particular, the Plan provides for the following treatment of environmental claims and obligations with respect to the various properties as set forth below in full satisfaction and release of all such environmental claims against and obligations of any Debtor or its successors:

          (a) Holders of environmental claims and/or obligations arising from or with respect to the property at Number Ten Tantalum Place, Muskogee, Oklahoma (the "Muskogee Facility") shall receive and/or be the beneficiaries of the remediation of the Muskogee Facility to be undertaken by FMRI, Inc. ("FMRI"), one of the special purpose subsidiaries of the Company formed pursuant to the Plan. FMRI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken in accordance with respect to the Muskogee Facility. Pursuant to the Plan, the operations of FMRI are to be funded solely by a series of non-interest bearing notes issued to FMRI by Fansteel Inc. as follows:

               (i) A $30.6 million unsecured note maturing December 31, 2013 payable with mandatory minimum semi-annual payments of $700,000 and an additional mandatory annual payment, based on excess available cash flow, with the maximum additional mandatory annual payment capped at $4 million; and

               (ii) A $4.2 million unsecured note to cover estimated costs of groundwater treatment and monitoring to be completed to a standard to be agreed upon between FMRI and the Nuclear Regulatory Commission (the "NRC"), maturing December 31, 2023 with annual payments of approximately $282,000 commencing on or about January 1, 2009 until maturity; and

               (iii) An unsecured contingent note in an amount, to the extent necessary and as to be determined following further site characterization, reflecting additional costs to remediate soils in excess of costs estimated in the Amended Decommissioning Plan and the NRC License (as such terms are defined in the Plan) and treat/monitor groundwater. It is anticipated that if an FMRI contingent note is required, it will be issued in 2012.

         FMRI may draw up to $2 million from an existing decommissioning trust established in accordance with the Amended Standby Trust Agreement with the NRC. The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million. The NRC was also granted a pledge on the proceeds from any of the FMRI notes and benefits from an indemnity in its favor from FMRI Inc. with respect to Fansteel Inc.'s obligations under the notes.

         On November 3, 2003, an administrative law judge of the Nuclear Regulatory Commission ("NRC") granted a request of the State of Oklahoma for a hearing to challenge certain aspects of the NRC License and Amended Decommissioning Plan of FMRI with respect to FMRI's (and not the Company's) obligation to decommission the Muskogee, Oklahoma property. The State of Oklahoma has challenged a number of aspects of the NRC License and Amended Decommissioning Plan, including, the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. The matter has been fully briefed and is before the judge for decision, although further proceedings are possible. This proceeding and/or the possibility of delay in the resolution thereof may require FMRI to seek NRC approval of modification of the timetable, previously approved, for certain aspects of decommissioning. A decision adverse to FMRI regarding issues raised by the State of Oklahoma could adversely affect the ability of FMRI to meet its obligations.

          (b) Holders of environmental claims and/or obligations arising from or with respect to the property at Number One Tantalum Place, North Chicago, Illinois (the "North Chicago Facility") shall receive and/or be the beneficiaries of the remediation of the North Chicago Facility to be undertaken by North Chicago, Inc. ("NCI"), one of the special purpose subsidiaries formed pursuant to the Plan, in accordance with the North Chicago Consent Decree. Pursuant to the Plan, the North Chicago Facility, consisting of Fansteel's real property and other assets associated with its operation, was transferred to NCI on the Effective Date. NCI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken with respect to the North Chicago Facility. The operations of NCI are to be funded by a series of non-interest bearing notes issued to NCI by Fansteel Inc. as follows:

               (i) A $2.17 million unsecured note maturing December 31, 2013 with payments matched to correspond to NCI's anticipated expenditures for remediation costs of the North Chicago Facility; and

               (ii) an unsecured contingent note of up to $500,000 if the costs of performing the response actions at the North Chicago Facility will exceed $2,025,000.

         On November 13, 2003 the City of North Chicago (the "City") and Fansteel executed an option agreement (the "Option") allowing the City to acquire the North Chicago Facility from Fansteel for $1.4 million. The City has until August 31, 2004 to exercise the Option. Upon exercise of the Option, NCI is obligated under the Plan to transfer any funds received from the City to the United States Environmental Protection Agency (the "EPA") and will be released from any and all of its obligations to implement the North Chicago response action under the North Chicago Consent Decree, subject to completing the environmental engineering/cost analysis report, and any outstanding notes issued by the Company to NCI shall be cancelled. The Company will issue and deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance.

          (c) Holders of environmental claims and/or obligations arising from or with respect to the property at 203 Lisle Industrial Road, Lexington, Kentucky (the "Lexington Facility"), shall receive and/or be the beneficiaries of the remediation of the Lexington Facility to be undertaken by FLRI, Inc. ("FLRI"), a special purpose subsidiary formed pursuant to the Plan. Pursuant to the Plan, the Lexington Facility, consisting of Fansteel's real property and other assets associated with the operation, was transferred to FLRI on the Effective Date. FLRI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Lexington Facility and the operations of FLRI were funded by:

               (i) A $1.78 million unsecured, non-interest bearing note maturing December 31, 2013 issued by Fansteel Inc. to FLRI with payments matched to correspond to FLRI's anticipated expenditures for remediation costs; and

               (ii) A contingent note in an amount to be determined by FLRI following completion of the site characterization (expected to be completed by March 31, 2006) and sufficient to fund any remaining costs of remediation that may exist.

          (d) Holders of environmental claims and/or obligations arising from or with respect to the property at 801 Market Street, Waukegan, Illinois (the "Waukegan Facility"), shall receive and/or be the beneficiaries of the remediation of the Waukegan Facility to be undertaken by Waukegan, Inc. ("WI"), one of the special purpose subsidiaries formed pursuant to the Plan. Pursuant to the Plan, the Waukegan Facility, consisting of Fansteel's real property and other assets associated with the operation was transferred to WI. WI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Waukegan Facility and the operations WI were funded by a $1.25 million unsecured, non-interest bearing note maturing December 31, 2013 issued by the Company to WI with payments matched to correspond to WI's anticipated expenditures for remediation costs.

          (e) The remaining environmental claims and obligations arising from or related to Fansteel's (i) Li Tungsten site Superfund Site in Glen Cove, New York, (ii) Old Southington Landfill Site in Southington, Connecticut and (iii) Operating Industries, Inc. Superfund Site in Monterrey Park, California are each subject to an EPA CERCLA PRP Settlement Agreement approved by order of the Court entered on November 17, 2003. In full satisfaction of such claims and obligations under the Plan, the holders of such claims received a pro rata share of the cash distribution to holders of general unsecured claims as if such parties held allowed general unsecured claims of:
$132,000 (PCB Treatment), $460,898 (Operating Industries), $25,000 (Li Tungsten), and $100,000 (Old Southington).

          (f) The environmental claims and obligations associated with the facility owned and operated by Wellman located at 1746 Commerce Road, Creston, Union County, Iowa (the "Iowa Facility") have been resolved in accordance with the Administrative Order on Consent by and between Wellman Dynamics Corp., a subsidiary of the Company ("Wellman") and the EPA, approved by order of the Court on November 4, 2003. The Administrative Order on Consent provides for EPA approval of a work plan to characterize the extent of any contamination associated with certain Solid Waste Management Units ("SWMUs") and evaluation of alternatives to remediate any residual contamination associated with SWMUs in accordance with Wellman's on-going obligations under the Resource Conservation and Recovery Act of 1976 and the Waste Disposal Amendments of 1984 (collectively, "RCA") at the Iowa Facility. Wellman estimates the costs associated with the closure activities for the SWMUs will be approximately $2,166,000 through 2009.


NOTE 4 - BASIS OF PRESENTATION AND FRESH START ACCOUNTING

         The Company accounted for the consummation of the Plan as of January 23, 2004, coinciding with the end of its January reporting period for financial reporting convenience purposes.

         The Company adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In accordance with the principles of fresh start accounting, the Company has adjusted the value of its assets and liabilities to their fair values as of the Effective Date with the excess of the Company's value over the fair value of its tangible and identifiable intangible assets and liabilities reported as excess reorganization value in the consolidated balance sheet.

         Fresh-Start accounting requires that the reorganization value be allocated to the entity's net assets in conformity with procedures specified by Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations," ("APB No. 16") as superseded by Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The Company engaged independent appraisers to assist in the allocation of the reorganization value to the reorganized Company's assets and liabilities by determining the fair market value of its property, equipment, and intangibles.

         The enterprise value of the Company as of the Effective Date was established at $35.1 million, based on a calculation using a weighted average of the following valuations approaches: comparable company, comparable precedent transaction and discounted cash flow. The net equity value of $324,000 represents an enterprise value of $35.1 million less long-term debt (including current maturities) and less revolving loan facilities of $2,650,000. The revolving loan facilities are not working capital loans and are due January 23, 2007; therefore, they are considered in calculating the net equity value.

         The reorganization value of $35.1 million was determined by the Company with the assistance of its financial advisors and was approved by the Court. The financial advisors: (i) reviewed certain historical financial information of the Company; (ii) reviewed certain internal operating reports, including management-prepared financial projections and analyses; (iii) discussed historical and projected financial performance with senior management and industry experts; (iv) reviewed industry trends and operating statistics as well as analyzed the effects of certain economic factors on the industry; (v) analyzed the capital structures, financial performance, and market valuations of the Company's competitors, and; (vi) prepared such other analyses as they deemed necessary to their valuation determination. Based upon the foregoing, the financial advisors developed a range of values for the Company as of the Effective Date. In developing this valuation estimate, the financial advisors, using rates ranging from 14% to 20%, discounted the Company's five-year forecasted free cash flows and an estimate of sales proceeds assuming the Company would be sold at the end of the five-year period within a range of comparable company multiples. Certain of the projected results used in the valuation were materially better than those achieved historically by the Company.

         The calculated reorganization value was based on a variety of estimates and assumptions about circumstances and events not all of which have taken place to date. These estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond our control. In addition to relying on management's projections, the valuation analysis made a number of assumptions including, but not limited to, a successful and timely reorganization of the Company's capital structure and the continuation of current market conditions through the forecast period.

         The effects of the Plan and the application of fresh start accounting on the Company's pre-confirmation consolidated balance sheet are as follows (in thousands):


                                                  Predecessor                                                  Successor
                                                    Company                                                     Company
                                                  January 23,       Reorganization         Fresh Start         January 23,
                                                     2004             Adjustments          Adjustments            2004
                                                ---------------    -----------------    -----------------   -----------------
Current assets:
  Cash                                             $    702        $     298 (a)                                 $   1,000
  Restricted cash                                    12,998          (12,998)(a)                                         -
  Accounts receivable                                 8,352             (341)(b)                                     8,011
  Inventories                                         5,652                                  751  (c)                6,403
  Other assets - current                                921             (166)(d)                                       755
                                                ------------    -----------------    -----------------   -----------------
Total current assets                                 28,625          (13,207)                751                    16,169
                                                ------------    -----------------    -----------------   -----------------
Net property, plant & equipment                      10,133                                2,888  (e)               13,021
Reorganization value in excess of
amounts allocable to
identifiable assets                                       -                               12,894  (f)               12,894
Other assets - long term                              9,275                                 (664) (g)                8,611
                                                ------------    -----------------    -----------------   -----------------
Total assets                                       $ 48,033        $ (13,207)         $  15,869                  $  50,695
                                                ============    =================    =================   =================




Current liabilities
  Accounts payable                                 $  6,111        $     317 (h)                                 $  6,428
  Accrued liabilities                                 8,412              418 (h)                                    8,830
  Accrued income taxes                                    9              328 (i)                                      337
  Short-term borrowings                                   -            2,650 (a)                                    2,650
  Current maturities of
  long-term debt                                         24            1,055 (h)                                    1,079
                                                ------------    -----------------    -----------------   -----------------
  Total current liabilities                          14,556            4,768                    -                  19,324
                                                ------------    -----------------    -----------------   -----------------
  Long-term debt                                         42            9,775 (h)           (4,474) (i)              5,343
  Environmental
  Remediation                                         1,174           47,114 (j)          (22,584) (j)             25,704
  Liabilities subject to
  compromise                                         90,440          (90,440) (k)                                       -
  Shareholders' equity  (deficit)                   (58,179)          15,576               42,927                     324
                                                ------------    -----------------    -----------------   -----------------
  Total liabilities and  Equity                    $ 48,033        $ (13,207)          $   15,869                $ 50,695
                                                ============    =================    =================   =================


         Adjustments reflected in the consolidated balance sheet are as follows (in dollars):

(a) In accordance with the Plan, the Company made a cash settlement with the general unsecured creditors that included payout from the restricted cash of $12,300,000 to the benefit of general unsecured creditors and $698,000 to the Company. The Company also distributed $3,100,000 to the benefit of the general unsecured creditors with $450,000 from cash and short-term borrowing of $2,650,000.

(b) Accounts receivables were reduced to reflect the $300,000 note receivable payment related to the sale of certain operations, of which $250,000 was distributed to the benefit of general unsecured creditors and $50,000 to the Company. The income tax refund receivable was reduced by $41,000 to net realizable value.

(c) Inventories have been valued at fair market value. All "last-in, first-out" (LIFO) reserves have been eliminated.

(d)      Loan issuance costs related to the DIP line of credit were eliminated.

(e) Property, plant and equipment have been adjusted to reflect the fair value of the assets based on independent appraisals.

(f) The Successor Company has recorded reorganization value in excess of amounts allocable to identifiable assets in accordance with SFAS No.
         141. This is a preliminary number awaiting appraisal of intangible assets.

(g) The unamortized balance of goodwill of $2,207,000 for the Predecessor Company and the unamortized balance for landfill closure at its Wellman Dynamics subsidiary for $989,000 have been eliminated. The Company recorded $2,532,000 for property held for sale related to discontinued operations based on current purchase offers or independent appraisals.

(h) Certain liabilities that were subject to compromise have been recorded as assumed.

(i) Long-term debt has been discounted to its present value of the $9.5 million, non-interest bearing 10-year note due to the PBGC.

(j) Environmental remediation was adjusted to include the assumption of $47.1 million of liabilities subject to compromise and fresh start adjustment in reorganization to discount the liability to its present value based on the estimated timing of the future cash expenditures.

(k) Liabilities subject to compromise have been eliminated to reflect settlement of the claims for cash and the issuance of common stock in the reorganized company as well as the assumptions by the successor company.

         As part of fresh start accounting, liabilities subject to compromise in the amount of $31 million were written off as part of the discharge of debt in the bankruptcy. These liabilities consisted of the following:

                                                             January 23, 2004
                                                             ----------------
Accounts payable                                             $      9,970,767
Long-term debt                                                      6,631,693
Environmental                                                         522,562
Pension                                                            14,104,413
                                                             ----------------
Total liabilities subject to compromise discharged           $     31,229,435
                                                             ================

NOTE 5 - EARNINGS PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method, if dilutive.

         The following table sets forth the computation of basic and diluted earnings per share:

Numerator:                                Two Months          One Month           Three Months
                                          Ended March         Ended January       Ended March
                                          31, 2004            23, 2004            31, 2003
                                        -----------------   -----------------   -----------------
  Net income (loss)                     $         640,446   $      57,831,942         ($2,005,718)
Denominator:
  Denominator for basic earnings
  per share- weighted average shares            3,420,000           8,698,858           8,698,858
Effect of dilutive securities
  Employee stock options                             --                  --                  --
  Employee restricted stock                          --                  --                  --
                                        -----------------   -----------------   -----------------

Dilutive potential common shares                3,420,000           8,698,858           8,698,858
                                        =================   =================   =================
Basic earnings per share                $            0.19   $            6.65             ($0.23)
                                        =================   =================   =================
Diluted earnings per share              $            0.19   $            6.65             ($0.23)
                                        =================   =================   =================

         Options to purchase shares of common stock were outstanding during 2003, but were not included in the computation of diluted earnings per share because they would be anti-dilutive.

         As discussed in Note 3, the Company emerged from bankruptcy on January 23, 2004 and has a reorganized equity structure. In particular, implementation of the Plan resulted in the cancellation of all of the shares of the Predecessor Company's common stock and options that were outstanding prior to the Petition Date.

NOTE 6 - DISCONTINUED OPERATIONS INCLUDING CERTAIN ENVIRONMENTAL REMEDIATION

         The Predecessor Company had been licensed by the NRC to possess and use source material at the Muskogee Facility since 1967. Under the Predecessor Company's NRC permit, it was authorized to process ore concentrates and tin slags in the production of refined tantalum products. Licensable quantities of natural uranium and thorium are present in the slags, ores, concentrates and process residues.

         The Predecessor Company discontinued its Metal Products business segment in 1989. In 1990, the NRC included the Muskogee Facility in the NRC's Site Decommissioning Management Plan. The Predecessor Company completed a remedial assessment in 1993 to determine what areas of the Muskogee Facility were required to undergo decommissioning.

         During 2002, the Predecessor Company, with the assistance of its third party environmental consultants, prepared a revised decommissioning plan, which was submitted to the NRC on January 15, 2003. The revised decommissioning plan assumed offsite disposal of all contaminated residues and soils as well as groundwater treatment and monitoring using current criteria for acceptable decommissioning under NRC regulations. Based on available information, with assistance from third party environmental consultants, the Predecessor Company estimated the total future costs of the revised decommissioning plan based upon current costs of decommissioning activities to be $41.6 million. The estimated decommissioning costs consist of $20.4 million for excavating, hauling, and offsite disposal of residues and soils, $15.6 million for site plans, maintenance, safety, security and consulting costs, and $5.6 million for groundwater treatment and monitoring. As a result of the revised decommissioning cost estimate, the Predecessor Company reduced the long-term liability for discontinued operations and environmental remediation for the Muskogee site from $52.6 million to $41.6 million in December 2002.

         During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility. Pursuant to the Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility (see Note 3). In December 2003, the NRC approved the Amended Decommissioning Plan and an amended license to FMRI. At December 31, 2003, the liability for the environmental remediation decreased from $41.6 million to $38.8 million due to planned spending for remediation, safety and security. At March 31, 2004, the gross estimated liability was $38.4 million and the recorded discounted liability, using a discount rate of 11.3%, was $19.3 million.

         In September 2000, the EPA issued a unilateral administrative order under Section 106 of the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") requiring the Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site"). The Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003. The proposed remedial actions at the North Chicago Facility are estimated to cost $2.17 million, for which a liability was recorded at January 23, 2004. At March 31, 2004 the gross estimated liability was $2.09 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.67 million.

         The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the downgradient boundary of the facility, no VOCs were detected in an unnamed stream that is located downgradient of the facility. To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare. In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that Fansteel submit a plan for further characterization of the facility. Fansteel submitted a letter to the KNREPC in June 2003 setting forth a conceptual characterization plan and advising the agency that it will submit a detailed Site Characterization Plan following confirmation of its Plan. Fansteel anticipates implementing the Site Characterization Plan in 2006 and has estimated $1.78 million to perform the remedial activities and recorded a liability in that amount at January 23, 2004. At March 31, 2004 the gross estimated liability was $1.75 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.23 million.

         The buildings at the former Waukegan Facility have been demolished and only foundations remain. As part of the Fansteel's environmental audit, soil and groundwater samples were collected in 1998, which revealed the presence of petroleum and PCBs in the soils and groundwater. While the contamination does not pose an imminent threat to health, safety or welfare, remediation will be required to satisfy the Illinois Environmental Protection Agency Tiered Approach to Corrective Action Objectives, ("TACO") cleanup standards. The Company estimates that the cost to remediate the site to achieve TACO standards will be $1.25 million, for which a liability is recorded at January 23, 2004. At March 31, 2004 the gross estimated liability was $1.22 million and the recorded discounted liability, using a discount rate of 11.3%, was $.79 million.

         Actual costs to be incurred in future periods to decommission the above sites may vary, which could result in adjustment to future accruals, from the estimates, due to, among other things, assumptions related to the quantities of soils to be remediated and inherent uncertainties in costs over time of actual disposal.

         Discontinued operations reported a loss in the first quarter 2004. This loss relates to the amortization of discounted environmental liabilities from the Company's special purpose subsidiaries and the pension note for the terminated pension plan. In the first quarter 2003, discontinued operations reported a loss, which related to the Industrial Tool segment and California Drop Forge operations sold in 2003 as part of the Plan.

NOTE 7 - PROPERTY HELD FOR SALE

         The Company is pursuing the sale of its North Chicago Facility, Waukegan Facility and Lexington Facility. During the fresh start reporting process, the land and buildings held for sale were adjusted to their estimated fair value based upon (i) a current offer received in the market place from a potential third party buyer and (ii) the estimated fair value as determined by third party financial advisors.

NOTE 8 - ACCRUED LIABILITIES

         Accrued liabilities include the following at:


                                                 March 31, 2004       December 31, 2003
                                               ----------------    ----------------------
Payroll and related costs                        $ 2,107,526                $1,756,298
Taxes, other than income                             221,535                   231,235
Profit sharing                                       515,347                   481,743
Insurance                                          2,385,400                 2,427,831
Environmental                                        125,634                   163,929
Professional fees                                    814,652                 3,304,616
Other                                                564,388                   396,669
                                                 -----------                ----------
                                                 $ 6,734,482               $ 8,762,321
                                                 ===========               ===========

NOTE 9 - OTHER ENVIRONMENTAL REMEDIATION

         Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman. Wellman has estimated that the cost for conducting the RFI/CMS will be $2,147,000 from 2004 to 2009. The recorded discounted liability, using a discount rate of 11.3%, at March 31, 2004 was $1.54 million.

         Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand. It is anticipated, based upon recent projection by ESCI, that Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at March 31, 2004 was $408,000.

         In October 2000, Fansteel provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site. The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment. Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment. Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill. However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time. The estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at March 31, 2004 was $387,000.

         The liabilities were recorded for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts, including the results of environmental studies and testing conducted for all Predecessor Company-owned sites in 1997 and since, and considering existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

NOTE 10 - DEBT

    Short-term borrowings consisted of the following:

                                                                           March 31, 2004     December 31, 2003
                                                                          ------------------  ------------------
Revolving line of credit through Congress Financial                       $     5,081,345     $             -
                                                                          ------------------  ------------------
Total short-term borrowings                                               $     5,081,345     $             -
                                                                          ==================  ==================

         On January 23, 2004, the Company entered into a secured credit facility with Congress Financial Corp. The new credit facility provides up to $10 million in credit, which is comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to a borrowing base comprised of a percentage of eligible accounts receivable and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 23, 2007. The Company is required to meet certain financial covenants to achieve certain EBITDA and that limit future capital expenditures. The interest rate on the line is prime plus 1% (weighted average rate of 5%) and there is a ..5% unused line fee. Substantially all of the assets of the Company are pledged as security for this financing. Borrowing under the revolving line of credit is included as short-term borrowings. At March 31, 2004, the Company had letters of credit for $1,388,000 outstanding for casualty insurance collateral under the new credit facility with an interest rate of 2.5%.

         Long-term debt consisted of the following:


                                                                      March 31, 2004     December 31, 2003
                                                                      ---------------    ------------------
PBGC, non-interest bearing ten-year note, due from
2004 to 2013 (net of an imputed discount of $4,279,012
at an interest rate of 11.3%)                                         $    5,325,205     $               -
Loans from various Pennsylvania economic agencies   with
interest rates ranging from 2.0% to 5.5%, due
from 2004 to 2009                                                          1,069,295                     -
Capital lease, non-interest bearing, due 2005                                 60,276                66,276
                                                                      ---------------    ------------------

                                                                      ---------------    ------------------
                                                                           6,454,776                66,276
                                                                      ---------------    ------------------
Less current maturities                                                   1,066, 430                24,000
                                                                      ---------------    ------------------
Total long-term debt                                                     $ 5,388,346              $ 42,276
                                                                      ===============    ==================


         The Pension Benefit Guarantee Corporation note is collateralized by land, building and equipment located in Mexico with a book value of $1,906,000 at March 31, 2004

         The Pennsylvania long-term debt is collateralized by machinery and equipment with a net book value of $883,000 at March 31, 2004.

NOTE 11 - BUSINESS SEGMENTS

         The Company is a manufacturer of aerospace castings and engineered metal components used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, and plumbing and electrical hardware industries.

         For financial reporting purposes, the Company classifies its products into the following two business segments:

               Advanced Structures:
                    Aluminum and magnesium sand castings.

               Industrial Metal Components:
                    Special wire products, powdered metal components, and
               investment castings.

         The Company's business segments have separate management teams and infrastructures that offer different products and services. Financial information concerning the Company's segments is as follows:

                                               Two Months Ended         One Month Ended        Three Months Ended
                                                March 31, 2004          January 23, 2004         March 31, 2003
                                              --------------------    ---------------------   ----------------------
NET SALES
    Advanced Structures                             $ 4,457,367                 $  926,011              $ 4,100,729
    Industrial Metal Components                       7,805,648                  2,337,256               10,920,241
                                              --------------------    ---------------------   ----------------------
Total Net Sales                                     $12,263,015                 $3,263,267             $ 15,020,970
                                              ====================    =====================   ======================

OPERATING INCOME (LOSS):
  Advanced Structures                                   350,105               $  (297,436)            $   (684,319)
  Industrial Metal Components                           981,174                    17,839                  466,401
  Corporate                                                   -                         -                  (54,950)
                                              --------------------    ---------------------   ----------------------
Total Operating Income (Loss)                       $ 1,331,279               $  (279,597)             $  (272,868)
                                              ====================    =====================   ======================

         The identifiable assets are as follows:

                                                                           March 31, 2004        December 31, 2003
                                                                         --------------------   ---------------------
IDENTIFIABLE ASSETS:
  Advanced Structures                                                     $       12,485,848       $       8,742,605
  Industrial Metal Components                                                     17,125,414              18,091,794
  Reorganization value in excess of amounts allocable
   to identified assets                                                           12,893,734                       -
  Corporate / Discontinued                                                         9,829,873              21,654,449
                                                                         --------------------   ---------------------
Total Assets                                                              $       52,334,869       $      48,488,848
                                                                         ====================   =====================

NOTE 12 - LEASE COMMITMENTS

         The Company leases data processing, transportation and other equipment, as well as certain facilities, under operating leases. Such leases do not involve contingent rentals, nor do they contain significant renewals or escalation clauses. Total minimum future rentals under non-cancelable leases at December 31, 2003 were $446,000, including $269,000 in 2004, $127,000 in 2005,
$41,000 in 2006, $5,000 in 2007, and $5,000 in 2008 and thereafter.

NOTE 13 - RETIREMENT PLANS

         The Company has one non-contributory defined benefit plan covering salaried employees at Wellman. This plan covers approximately 11% of the Company's employees. Benefits are based on salary and years of service. The Company's funding of this plan is equal to the minimum contribution required by ERISA. The impact of this plan on pretax income from continuing operations was as follows:

                                                      Two Months           One Month                Three Months
                                                      Ended March          Ended January            Ended March
                                                      31, 2004             23, 2004                 31, 2004
                                                      -----------------    ------------------     -------------------
Components of net periodic-benefit costs
  Service cost                                          $   28,476           $   14,238             $   41,349
  Interest cost                                             58,105               29,052                 87,845
  Expected rate of return                                  (72,598)             (36,299)              (107,837)
  Amortization of prior service costs                           11                    6                     16
                                                      -----------------    ------------------     -------------------

Total net periodic-benefit cost                         $   13,994           $    6,997             $   21,373
                                                      =================    ==================     ===================

NOTE 14 - STOCK-BASED COMPENSATION PLAN

         On the Effective Date, as part of the Plan, all common stock and options for the Predecessor Company's common stock were cancelled. Subsequent to that date, no options or non-vested stock have been granted.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions, which could cause actual results to differ materially from those projected. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: general economic conditions, including inflation, interest rate fluctuations, trade restrictions and general debt levels; competitive factors, including price pressures, technological development and products offered by competitors; inventory risks due to changes in market demand or business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         The Company emerged from bankruptcy during its first quarter financial reporting period of 2004. For financial statement purposes, the Company's results of operations and cash flows have been separated before and after the Effective Date due to the change in basis of accounting in the underlying assets and liabilities resulting from application of fresh start accounting. To facilitate a meaningful comparison of the Company's quarterly performance, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the quarter ended March 31, 2004 represent the mathematic addition of the historical amounts for the Predecessor Company for the one month ended January 23, 2004 and the Successor Company for the two months ended March 31, 2004. Management believes that a combined discussion of Predecessor Company and Successor Company periods is reasonable and appropriate because there were no material adjustments to the presented items other than depreciation, amortization and interest expense resulting from adoption of fresh start reporting.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto.

2004 FIRST QUARTER AS COMPARED TO 2003 FIRST QUARTER

Net Sales

         The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

                                               First Quarter             First Quarter
Net Sales                                          2004                      2003
                                           ----------------------    ----------------------
  Advanced Structures                                $ 5,383,378               $ 4,100,729
  Industrial Metal Components                         10,142,904                10,920,241
                                           ----------------------    ----------------------
                                                     $15,526,282               $15,020,970
                                           ======================    ======================

         Consolidated net sales for the first quarter 2004 were 3.4% higher than the first quarter 2003.

         The Advanced Structures' net sales for the first quarter 2004 were $1.3 million, or 31.3% higher, as compared to the first quarter 2003. This improvement is attributed to increased sales of castings for military programs, primarily aircraft engine and helicopter components.

         The Industrial Metal Components' net sales for the first quarter 2004 decreased $777,000, or 7.1%, due to the loss of a major customer of special wire form products in the lawn and garden market. This customer changed its method of procuring wire forms, using a third-party integrator instead of directly purchasing from a manufacturer, in an attempt to source the product offshore. Net sales of special wire forms were 25.4% lower in the first quarter 2004, as compared to the first quarter 2003. The Company has been able to retain a portion of this business by selling to the third party integrator, but this volume was not significant in the first quarter 2004. Net sales of investment casting decreased 5.8% in the first quarter 2004, as compared to the first quarter 2003, due to a decline in sales of automotive parts due primarily to a redesign of the parts in order to achieve lower costs for the customer. Net sales of powdered metal components improved 11.1% due to an increase in automotive components, primarily for the light duty truck market.

Operating Income (Loss)

         The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:

                                               First Quarter             First Quarter
Operating Income (Loss)                            2004                      2003
                                           ----------------------    ----------------------
  Advanced Structures                                  $  52,669               $ (684,319)
  Industrial Metal Components                            999,013                   466,401
  Corporate                                                    -                  (54,950)
                                           ----------------------    ----------------------
                                                      $1,051,682                $(272,868)
                                           ======================    ======================

         Operating income of $1.1 million for the first quarter 2004 improved from an operating loss of $273,000 in the first quarter 2003, due to higher sales and lower administrative expenses related primarily to reduced employee related costs and insurance expenses.

         Operating income of $53,000 in the Advanced Structures segment for the first quarter 2004 improved from an operating loss of $684,000 in the first quarter 2003, due to higher volume and better manufacturing efficiencies. The sand casting operation in this segment has implemented continuous improvement programs that have improved production processing and manufacturing efficiency.

         Operating income of $999,000 in the Industrial Metal Components segment for the first quarter 2004 doubled, as compared to operating income in the first quarter 2003. Despite lower sales, a majority of the improvement was in the investment casting operation, as cost reduction actions have reduced overhead costs in manufacturing and administrative expenses. The powdered metal operation improved to a operating income in the first quarter 2004 compared to an operating loss in the first quarter 2003, due to higher sales and reduced selling and administrative expenses. The special wire forms operation reported an operating loss in the first quarter 2004 compared to operating income in the first quarter 2003 as sales decreased significantly due to the loss of a major customer, discussed above.

Other Income (Expenses)

         The following table sets forth the combined other income (expense) of the Company included in the consolidated statement of operations:


                                                       First Quarter             First Quarter
Other income (expense)                                     2004                      2003
                                                   ----------------------    ----------------------
  Interest expenses                                          $ (155,360)               $ (160,974)
  Other                                                         (25,103)                   22,184
                                                   ----------------------    ----------------------
                                                             $ (180,463)                $(138,790)
                                                   ======================    ======================


         Other expense increased $42,000 in the first quarter 2004 compared to the first quarter 2003, as other expense in the first quarter 2003 included investment income from deposits held in trust for decommission under an NRC license, while no such income was earned in first quarter 2004.

Reorganization Items

         Bankruptcy reorganization items relate to professional fees. The first quarter 2004 reorganization expenses were $340,000, as compared to $1,155,000 in the first quarter 2003, as the Company emerged from Chapter 11 on the Effective Date. No expenses have been recorded since.

Discontinued Operations

         Discontinued operations reported a loss of $562,000 in the first quarter 2004. This loss relates to the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and the pension note for the Pension Plan. In the first quarter 2003, discontinued operations reported a loss of $439,000, which related to operating losses at the Industrial Tool segment and California Drop Forge operations sold in 2003 as part of the Plan.

Income taxes:

         No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and deferred tax assets.

Net Income (Loss)

         Net income of $59,033,933 in the first quarter 2004 included a $15,556,000 gain from the discharge of debt under the Plan and $42,927,000 gain from the adoption of fresh start accounting. Net loss for the first quarter 2003 was $2,006,000.

LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2004, the Company had cash of $244,000 compared to $1,290,000 of cash on December 31, 2003. Cash decreased $839,000 from continuing operations and $207,000 from discontinued operations in the first quarter 2004. The significant reduction in working capital in the first quarter 2004 related primarily to the use of restricted cash of $13 million to make payments to the unsecured creditors under the amended Plan.

Operating Activities

         During the first quarter 2004, operating activities consumed $3.7 million of cash , as compared to $915,000 in the first quarter 2003, with $2.1 million related to an increase in accounts receivable due to higher sales. Receivables outstanding remained consistent in the first quarter 2004, being in the low 50 day range. Accounts payable decreased $1.6 million, as $2.2 million was expended on payments to bankruptcy professionals in the first quarter 2004.

Investing Activities

         Investing activities provided $368,000 in the first quarter 2004, as compared to $1,017,000 in the first quarter 2003, due to restricted cash received from the sale of discontinued operations as part of the Plan.

Financing Activities

         Financing activities provided $2,462,000 in the first quarter 2004, as compared to zero in the first quarter 2003, with net borrowing from the revolving line of credit in the first quarter 2004 totaling $2.5 million, less payments of long-term debt of $85,000.

         On the Effective Date, the Company entered into a secured credit facility with Congress Financial Corp. The new credit facility provides up to $10 million in credit, which is comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up a borrowing base comprised of a percentage of eligible accounts receivable and $2 million for machinery and equipment. Revolving loans are due and payable in full on the January 23, 2007. The Company is required to meet certain financial covenants to achieve certain EBITDA and that limit future capital expenditures. The interest rate on the line is prime plus 1% (weighted average rate of 5%) and there is a .5% unused line fee. Substantially all of the assets of the Company are pledged as security for this financing. Borrowing under the revolving line of credit is included as short-term borrowings. At March 31, 2004, the Company had letters of credit for $1,388,000 outstanding for casualty insurance collateral under the new credit facility with an interest rate of 2.5%.

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of financial conditions and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principals in the United States. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. The Company bases its estimates on historical experience and assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates. The Company believes the accounting policies described below are the policies that most frequently require estimates and judgments and are therefore critical to the understanding of its results of operations.

         Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts. The Company records such allowances based on a number of factors, including historical trends and specific customer liquidity.

         Excess reorganization value represents the excess of the Successor Company's enterprise value over the aggregate fair value of the Company's tangible and identifiable intangible assets and liabilities at the balance sheet date. Excess reorganization value is not amortized, however, it is evaluated when events or changes occur that suggest impairment in carrying value.

         The Company periodically re-evaluates carrying values and estimated useful lives of long-lived assets to determine if adjustments are warranted. The Company uses estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives.

         The Company recognizes sales when the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as products are shipped. Revenue is recognized from sales of tooling, patterns and dies upon customer acceptance.


         Environmental liabilities are estimated with the assistance of third party environmental advisors and governmental agencies based upon an evaluation of currently available facts, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Future information and developments requires the Company to continually reassess the expected impact of these environmental matters.

INFLATION

         Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits. A significant portions of raw materials consumed by the Company are various steel alloys. Price increases were experienced in the first quarter of 2004, following stable prices over the past few years. To offset these price increases, the Company began adding material surcharges in March 2004.

         Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

CONTRACTUAL OBLIGATIONS

         The following table summarizes payments due by year for the contractual obligations at March 31, 2004:


(In thousands)                                                                                  After
                                    Total     2004      2005      2006      2007      2008      2008
                                   -------   -------   -------   -------   -------   -------   -------
PBGC Note                          $ 9,500   $   750   $   750   $   750   $   750   $   750   $ 5,750
PA economic agencies notes           1,222       197       274       289       305       143        14
Capital Leases                          60        18        42      --        --        --        --
Operating leases                       380       202       127        41         5         5      --
Revolving line                       5,081      --        --        --       5,081      --        --
Letters of credit                    1,388      --        --        --       1,388
Environmental liabilities           47,848     1,741     3,148     4,593     4,301     3,047    31,018

Total                              $65,479   $ 2,908   $ 4,341   $ 5,673   $11,830   $ 3,945   $36,782

         The above table excludes discounts of the long-term debt and environmental liabilities.

         The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules. A minimum annual funding of $1.4 million is required for environmental liabilities related to FMRI.

         The revolving line of credit requires immediate repayment from cash receipts. Borrowings can be made as needed, based on availability. The availability at March 31, 2004 was $2.5 million.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The Company's operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates or other market price risks. The only debt subject to interest fluctuations is the short-term borrowing under the revolving line of credit. A significant portion of raw materials consumed by the Company is various steel alloys. Price increases have been experienced in the first quarter of 2004, following stable prices for the past few years. To offset these price increases, the Company began adding material surcharges in March 2004.

ITEM 4 - CONTROLS AND PROCEDURES

         Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report on Form 10-Q, the

Company's President and Chief Executive Officer and its Vice President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         On the Petition Date, the Debtors filed voluntary petitions in the Court for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company emerged from bankruptcy on the Effective Date.

         From time to time, the Company is involved in routine litigation incidental to its business. The Company is not a party to any pending or threatened legal proceeding which it believes would have a material adverse effect on its results of operations or financial condition.

         On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspect of the NRC License and Amended Decommissioning Plan of FMRI with respect to FMRI's (and not the Company's) obligation to decommission the Muskogee, Oklahoma property. The State of Oklahoma has challenged a number of aspects of the NRC License and Amended Decommissioning Plan, including the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. The matter has been fully briefed and is before the judge for decision, although further proceedings are possible. This proceeding and/or the possibility of delay in the resolution thereof may require FMRI to seek NRC approval of modification of the timetable, previously approved, for certain aspects of decommissioning. A decision adverse to FMRI regarding issues raised by the State of Oklahoma could adversely affect the ability of FMRI to meet its obligations.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to the Plan, on the Effective Date, all outstanding shares of the Predecessor Company's common stock, $2.50 par value, were cancelled.

         The Plan authorized the issuance of 3,600,000 shares of common stock, $.01 par value, of the Successor Company. The general unsecured creditors received approximately 50% stock ownership. The PBGC received approximately 21% of the common stock being issued in the reorganization as part of the settlement of its claims related to the under-funding of the Company's now-terminated Pension Plan. The common stockholders of the Predecessor Company received approximately 24% of the newly issued stock. Finally, 5% of the Successor

Company's common stock has been set aside in an employees stock options plan, also approved as part of the confirmation.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the first quarter of 2004.

ITEM 5 - OTHER INFORMATION

         None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

Exhibit
Number       Description of Exhibit
------       ----------------------

31.1         Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2         Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32.1         Section 1350 Certifications

(b)  Reports on Form 8-K

     Current 8-K Report dated January 7, 2004 Item 5 - Other Events

     Current 8-K Report dated January 28, 2004 Item 5 - Other Events and Item 7 Financial Statements and Exhibits

     Current 8-K Report dated February 4, 2004 Item 3 - Bankruptcy and Receivership

     Current 8-K Report dated February 26, 2004 Item 5 - Other Events and Item 7 Financial Statements and Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FANSTEEL INC.
                                             (Registrant)



                                             /s/ Gary L. Tessitore
                                             -----------------------------------
                                             Gary L. Tessitore
                                             Chairman of the Board, President
May 14, 2004                                 and Chief Executive Officer


                                             /s/ R. Michael McEntee
                                             -----------------------------------
                                             R. Michael McEntee
                                             Vice President and
May 14, 2004                                 Chief Financial Officer