Form 10-Q
period 2004-06-30
FANSTEEL INC
filed 2004-08-16
CIK 34471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
From                        to
     ----------------------    -------------------


                                 FANSTEEL INC.
                          Commission File Number 1-8676
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                           36-1058780
----------------------------------               -------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at August 2, 2004
--------------------------------              ----------------------------------
  Common Stock, $.01 par value                         2,968,529 shares

                                  FANSTEEL INC.

                                FORM 10-Q - INDEX
                                  June 30, 2004

PART I.       FINANCIAL INFORMATION                                     Page No.
                                                                        --------

Item 1        Financial Statements:

              Consolidated Statement of Operations (unaudited)- Three       3
              months ended June 30, 2004 (Successor Company), three months ended June 30, 2003 (Predecessor Company), five months ended June 30, 2004 (Successor Company), one month ended January 23, 2004, and six months ended June
              30, 2003 (Predecessor Company)

              Consolidated Balance Sheet - June 30, 2004 (Successor         5
              Company)(unaudited), and December 31, 2003 (Predecessor
              Company)

              Consolidated Statement of Cash Flow (unaudited)- Five         7
              months ended June 30, 2004 (Successor Company), one
              month ended January 23, 2004 and six months ended June
              30, 2003 (Predecessor Company)
                                                                            8
              Notes to Consolidated Financial Statements

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          26

Item 3        Quantitative and Qualitative Disclosures of Market Risk      34

Item 4        Controls and Procedures                                      34

PART II.      OTHER INFORMATION                                            34

Item 1        Legal Proceedings                                            34

Item 2        Changes in Securities and Use of Proceeds                    35

Item 3        Defaults Upon Senior Securities                              35

Item 4        Submission of Matters to a Vote of Security Holders          35

Item 5        Other Information                                            36

Item 6        Exhibits and Reports on Form 8-K                             36

Signatures                                                                 37

Exhibit 31.1  Certifications- Gary L. Tessitore
Exhibit 31.2  Certifications- R. Michael McEntee
Exhibit 32.1  Certification

                                        PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                  Fansteel Inc.
                                     Consolidated Statement of Operations
                                                   (Unaudited)

                                                                  Successor Company      Predecessor Company
                                                                     Three Months            Three Months
                                                                        Ended                   Ended
                                                                    June 30, 2004           June 30, 2003
                                                                  -----------------      -------------------
Net sales                                                            $ 17,902,745            $ 14,945,089

Cost and expenses
   Cost of products sold                                               15,072,965              12,362,707
   Selling, general and administrative                                  2,032,285               2,227,303
                                                                     ------------            ------------
                                                                       17,105,250              14,590,010
                                                                     ------------            ------------
Operating income                                                          797,495                 355,079

Other income (expense)
   Interest expense                                                      (190,361)               (138,248)
   Other                                                                   48,314                  (8,094)
                                                                     ------------            ------------
                                                                         (142,047)               (146,342)
                                                                     ------------            ------------
Income from continuing operations before reorganization items
and income taxes                                                          655,448                 208,737
Reorganization items                                                     (410,999)             (2,541,567)
                                                                     ------------            ------------
Income (loss) from continuing operations before income taxes              244,449              (2,332,830)
Income tax provision                                                            -                       -
                                                                     ------------            ------------
Income (loss) from continuing operations                                  244,449              (2,332,830)

Loss from discontinued operations                                        (235,124)               (734,169)
                                                                     ------------            ------------
Net income (loss)                                                    $      9,325            $ (3,066,999)
                                                                     ============            ============
Weighted average number of common shares outstanding                    3,420,000               8,698,858
Basic and diluted income (loss) per share(a)
   Continuing operations                                             $       0.07            $      (0.27)
   Discontinued operations                                                  (0.07)                  (0.08)
                                                                     ------------            ------------
   Net income (loss)                                                 $       0.00            $      (0.35)
                                                                     ============            ============

----------
(a)  Basic earnings per share and diluted earnings per share are the same.


                                 See Notes to Consolidated Financial Statements

                                                Fansteel Inc.
                                   Consolidated Statement of Operations
                                                 (Unaudited)


                                                       Successor             Predecessor Company
                                                        Company       ---------------------------------
                                                      Five Months        One Month          Six Months
                                                         Ended             Ended              Ended
                                                     June 30, 2004    January 23, 2004    June 30, 2003
                                                     -------------    ----------------    -------------
Net sales                                             $ 30,165,760       $  3,263,267      $ 29,966,059

Cost and expenses
   Cost of products sold                                24,470,425          2,971,175        23,902,739
   Selling, general and administrative                   3,566,561            571,689         5,981,109
                                                      ------------       ------------      ------------
                                                        28,036,986          3,542,864        29,883,848
                                                      ------------       ------------      ------------
Operating income (loss)                                  2,128,774           (279,597)           82,211

Other income (expense)
   Interest expense                                       (301,744)           (43,977)         (299,222)
   Other                                                    30,408             (7,198)           14,090
                                                      ------------       ------------      ------------
                                                          (271,336)           (51,175)         (285,132)
                                                      ------------       ------------      ------------
Income (loss) from continuing operations before
reorganization items and income taxes                    1,857,438           (330,772)         (202,921)
Reorganization items                                      (410,999)          (340,286)       (3,696,835)
Fresh start adjustments                                          -         42,927,000                 -
Gain on debt discharge                                           -         15,576,000                 -
                                                      ------------       ------------      ------------
Income (loss) from continuing operations before
income taxes                                             1,446,439         57,831,942        (3,899,756)
Income tax provision                                             -                  -                 -
                                                      ------------       ------------      ------------
Income (loss) from continuing operations                 1,446,439         57,831,942        (3,899,756)

Loss from discontinued operations                         (796,669)                 -        (1,172,961)
                                                      ------------       ------------      ------------
Net income (loss)                                     $    649,770       $ 57,831,942      $ (5,072,717)
                                                      ============       ============      ============
Weighted average number of common  shares
outstanding                                              3,420,000          8,698,858         8,698,858
Basic and diluted net income (loss) per share(a)
   Continuing operations                              $       0.42       $       6.65      $      (0.45)
   Discontinued operations                                   (0.23)                 -             (0.13)
                                                      ------------       ------------      ------------
   Net income (loss)                                  $       0.19       $       6.65      $      (0.58)
                                                      ============       ============      ============


----------
(a)  Basic earnings per share and diluted earnings per share are the same.


                                 See Notes to Consolidated Financial Statements

                                          Fansteel Inc.
                                   Consolidated Balance Sheet

                                                                  Successor      Predecessor
                                                                   Company         Company
                                                                   June 30,      December 31,
                                                                     2004            2003
                                                                 -----------     ------------
ASSETS                                                           (Unaudited)
Current assets
   Cash and cash equivalents                                     $   244,467      $ 1,290,206
   Restricted cash                                                         -       13,377,660
   Accounts receivable, less allowance of $241,000 in
       2004 and $323,000 in 2003                                  10,551,466        7,864,348
   Income tax refund receivable                                       61,700          102,359
   Inventories
       Raw material and supplies                                   1,404,424        1,251,087
       Work-in process                                             4,242,891        4,178,808
       Finished goods                                                648,833          730,181
                                                                 -----------      -----------
       Less:                                                       6,296,148        6,160,076
          Reserve to state certain inventories at LIFO cost                -          806,493
                                                                 -----------      -----------
               Total inventories                                   6,296,148        5,353,583
   Other assets - current                                          1,025,282        1,007,400
                                                                 -----------      -----------
Total current assets                                              18,179,063       28,995,556
                                                                 -----------      -----------
Property, plant and equipment
   Land                                                            1,084,419          957,630
   Buildings                                                       4,784,362        7,720,354
   Machinery and equipment                                         7,185,308       25,122,992
                                                                 -----------      -----------
                                                                  13,054,089       33,800,976
   Less accumulated depreciation                                     640,382       22,817,464
                                                                 -----------      -----------
       Net property, plant and equipment                          12,413,707       10,983,512
                                                                 -----------      -----------
Net assets of discontinued operations                                      -           73,504
                                                                 -----------      -----------
Other assets
   Deposits                                                        6,012,147        6,058,331
   Reorganization value in excess of amounts allocable
       to identified assets                                       12,893,734                -
   Property held for sale                                          2,447,500        2,207,060
   Other                                                              69,966          170,885
                                                                 -----------      -----------
       Total other assets                                         21,423,347        8,436,276
                                                                 -----------      -----------
                                                                 $52,016,117      $48,488,848
                                                                 ===========      ===========


                         See Notes to Consolidated Financial Statements

                                          Fansteel Inc.
                                   Consolidated Balance Sheet

                                                           Successor        Predecessor
                                                            Company           Company
                                                            June 30,        December 31,
                                                              2004              2003
                                                          -----------      -------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)            (Unaudited)
Current liabilities
     Accounts payable                                     $ 6,652,232      $   5,742,752
     Accrued liabilities                                    6,141,366          8,762,321
     Income taxes                                             324,034              8,890
     Short-term borrowings                                  5,672,330                  -
     Current maturities of long-term debt                   1,565,923             24,000
                                                          -----------      -------------
          Total current liabilities                        20,355,885         14,537,963
                                                          -----------      -------------

Long-term debt                                              5,493,164             42,276
                                                          -----------      -------------

     Other liabilities - environmental remediation         25,191,630          1,174,389
                                                          -----------      -------------

Total liabilities not subject to compromise                51,040,679         15,754,628
                                                          -----------      -------------

Liabilities subject to compromise                                   -         90,242,762
                                                          -----------      -------------

Total liabilities                                          51,040,679        105,997,390
                                                          -----------      -------------

Shareholders' equity (deficit)                                975,438        (57,508,542)
                                                          -----------      -------------

Total liabilities and shareholders' equity (deficit)      $52,016,117      $  48,488,848
                                                          ===========      =============





                         See Notes to Consolidated Financial Statements

                                                  Fansteel Inc.
                                      Consolidated Statement of Cash Flows
                                                   (Unaudited)

                                                                              Successor
                                                                               Company              Predecessor Company
                                                                             -----------       ------------------------------
                                                                             Five Months        One Month          Six Months
                                                                                Ended             Ended               Ended
                                                                              June 30,         January 23,          June 30,
                                                                                 2004             2004                 2003
                                                                             -----------       ------------       -----------
Cash Flows From Operating Activities:
   Net income (loss)                                                         $   649,770       $ 57,831,942       $(5,072,717)
   Adjustments to reconcile net loss to net
       cash (used in) operating activities:
       Depreciation and amortization                                             645,800             87,966           644,778
       Fresh start adjustments                                                         -        (42,927,000)                -
       Gain on discharge of debt                                                       -        (15,576,000)                -
       Loss from discontinued operations                                         796,669                  -         1,172,961
       Gain from disposals of property, plant and equipment                        1,083                  -            16,880
       Change in assets and liabilities:
          (Increase) in accounts receivable                                   (2,602,249)          (384,869)          (36,497)
          Decrease (increase) in inventories                                     107,297           (298,878)        1,010,132
          (Increase) decrease in other assets - current                         (270,355)            85,571           544,864
          (Decrease) increase in accounts payable and
             accrued liabilities                                              (2,336,681)            32,091         2,029,502
          Increase (decrease) in liabilities subject to compromise                     -            300,000        (4,188,482)
          (Decrease) increase in income taxes payable                            (12,902)            (8,272)           10,758
          Decrease (increase) in other assets                                     81,338                765           (54,842)
                                                                             -----------       ------------       -----------
                 Net cash (used in) operating activities                      (2,940,230)          (856,684)       (3,922,663)
                                                                             -----------       ------------       -----------

Cash Flows From Investing Activities:
   Decrease in restricted cash                                                         -            379,457         2,315,924
   Capital expenditures                                                          (39,312)            (3,155)         (535,850)
                                                                             -----------       ------------       -----------
                 Net cash provided by (used in) investing activities             (39,312)           376,302         1,780,074
                                                                             -----------       ------------       -----------

Cash Flows From Financing Activities:
   Proceeds from short-term borrowing                                          3,843,002                  -                 -
   Payments on long-term debt                                                   (183,450)            (2,000)                -
   Proceeds from long-term debt                                                        -                  -           172,947
                                                                             -----------       ------------       -----------
                Net cash provided by (used in) financing activities            3,659,552             (2,000)          172,947
                                                                             -----------       ------------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents
   from Continuing Operations                                                    680,010           (482,382)       (1,969,642)
Cash Flows From Discontinued Operations                                       (1,435,330)           191,963           188,137
                                                                             -----------       ------------       -----------
Net (Decrease) in Cash and Cash Equivalents                                     (755,320)          (290,419)       (1,781,505)
Cash and Cash Equivalents at Beginning of Period                                 999,787          1,290,206         4,664,812
                                                                             -----------       ------------       -----------

Cash and Cash Equivalents at End of Period                                   $   244,467       $    999,787       $ 2,883,307
                                                                             ===========       ============       ===========



                                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS

         The consolidated financial statements as of and for the periods ending June 30, 2004, January 23, 2004, and June 30, 2003 of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the period ending December 31, 2004.

         Fansteel Inc. and its subsidiaries ("Fansteel" or the "Company") is a manufacturer of aerospace castings and engineered metal components used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, and plumbing and electrical hardware industries.

         For financial reporting purposes, the Company classifies its products into the two business segments; Advanced Structures which produces aluminum and magnesium sand castings and Industrial Metal Components which produces special wire products, powdered metal components, and investment castings.

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

         The Company considers all debt investments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2004 and December 31, 2003, the Company had not purchased any debt investments with a maturity of three months or less.

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

         Excess reorganization value represents the excess of the Successor Company's enterprise value over the aggregate fair value of the Company"s tangible and identifiable intangible assets and liabilities at January 23, 2004. Although excess reorganization value is not amortized, it is evaluated annually or when events or changes occur that suggest an impairment in carrying value.

         The Company periodically re-evaluates carrying values and estimated useful lives of long-lived assets to determine if adjustments are warranted. The Company uses estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives.

         The Company recognizes sales when the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as products are shipped. Revenues from sales of tooling, patterns and dies are recognized upon acceptance by the customer.

         The Company classifies distribution costs, including shipping and handling costs, in cost of products sold.

         Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the temporary difference between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes which requires recognition of deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.

         The functional currency for the Company's foreign operation is the applicable local currency. The translation from the applicable foreign currency to U.S. Dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of shareholders' equity (deficit). Gains or losses resulting from foreign currency transactions are included in other income. For the five months ended June 30, 2004 comprehensive income was $644,924. For the one month ended January 23, 2004, comprehensive income equaled net income. For the six months ended June 30, 2003 comprehensive loss was $5,077,895. The difference between comprehensive income (loss) and net income
(loss) was due to foreign currency translation adjustments.

         In accounting for stock-based employee compensation, the Company uses the intrinsic-value method specified in Accounting Principles Board Opinion ("APB") No. 25, "Account for Stock Issued to Employees." Shown below are net income (loss) and basic and diluted earnings (loss) per share as reported and adjusted to reflect the use of the fair-value method in determining stock-based compensation costs, as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation."

(Dollars in thousands, except for             Five         One          Six
earnings per-share)                          Months       Month        Months
                                             Ended        Ended        Ended
                                            June 30,    January 23,   June 30,
                                              2004         2004         2003
                                            --------    -----------   --------
(a) Net income (loss)                        $  650     $57,832       $(5,073)

After-tax adjustment of stock-based
compensation costs:
   Intrinsic-value method                         -           -             -
   Fair-value method                              -           -             -
Pro Forma - Net income (loss)                $  650     $57,832       $(5,073)

(b) Net income (loss) per share

Basic and Diluted                            $  .19      $ 6.65       $ (0.58)
Adjustment of stock-based compensation
costs:
   Intrinsic-value method                         -           -             -
   Fair-value method                              -           -             -
Pro Forma - Net income (loss) per share      $  .19      $ 6.65       $ (0.58)

         In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities ("VIEs"), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for entities to support their activities. FIN No. 46 requires that (1) companies consolidate VIEs if they are required to recognize the majority of such entities' gains and losses and (2) disclosures be made regarding VIEs that companies are not required to consolidate but in which they have a significant variable interest. As of June 30, 2004, Fansteel does not have any VIE's which are not consolidated.


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

         Pursuant to the Plan, on the Effective Date, the Company filed an amended and restated certificate of incorporation authorizing new shares of common stock, par value $.01 per share of the Company ("New Common Stock"). The Plan authorized the issuance of 3,600,000 shares of New Common Stock. Holders of allowed general unsecured claims against the Debtors are entitled by the Plan to receive approximately 50% stock ownership. The Pension Benefit Guarantee Corporation (the "PBGC") received approximately 21% of the common stock being issued in the reorganization as part of the settlement of its claims related to the under-funding of the Predecessor Company's now-terminated Consolidated Employees' Pension Plan (the "Pension Plan"), a defined benefit pension plan covered under Title IV of the Employee Retirement Income Security Act ("ERISA"). The stockholders of the Predecessor Company are entitled by the Plan to receive approximately 24% of the New Common Stock. All of the foregoing percentages have been subject to dilution by the 5% of New Common Stock reserved for an employee stock plan.

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

         The Plan further provides that holders of allowed general unsecured claims against the Debtors shall receive (i) pro rata distributions from a fixed cash pool of approximately $15.6 million funded from a portion of certain asset sale proceeds and a cash contribution from Fansteel of $3.1 million and (ii) pro rata distributions of 55% of the new common stock of

Fansteel (subject to dilution for issuances pursuant to an employee plan). The initial distributions of cash and stock were made on February 23, 2004. Additional distributions of cash and stock have been made, and will continue to be made as previously disputed unsecured claims are adjudicated. The Plan also provides that holders of allowed general unsecured claims are to receive 70% of the net proceeds of the settlement or recoveries in respect of avoidance actions commenced by the Debtors seeking approximately $6 million. A dispute concerning how certain settlements are structured for purposes of applying the proceeds was settled and approved by the court on April 29, 2004. The settlement, in relevant part, makes clear the Company's entitlement to (a) 30% of the net proceeds solely from new cash (as opposed to the assignment or waiver of claims) and (b) be reimbursed for any and all expenses of the litigation from the new cash, and, if necessary, from up to $500,000 of cash currently reserved on account of disputed claims.

         The Plan also provided for a convenience class for general unsecured claims totaling $1,500 or less to receive cash distributions equal to 60% of their allowed claim.

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

         The Plan also provides for settlement of various existing and potential environmental obligations of the Debtors. In particular, the Plan provides for the following treatment of environmental claims and obligations with respect to the various properties as set forth below in full satisfaction and release of all such environmental claims against and obligations of any Debtor or its successors:

               (a) Holders of environmental claims and/or obligations arising from or with respect to the property at Number Ten Tantalum Place, Muskogee, Oklahoma (the "Muskogee Facility") shall receive and/or be the beneficiaries of the remediation of the Muskogee Facility to be undertaken by FMRI, Inc. ("FMRI"), one of the special purpose subsidiaries of the Company formed pursuant to the Plan. FMRI (and not Fansteel Inc.), pursuant to an Amended Decommissioning Plan and an Amended License (collectively, the "NRC License") issued by the Nuclear Regulatory Commission (the "NRC"), is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken in accordance with respect to the Muskogee Facility. Pursuant to the Plan, the operations of FMRI are to be funded solely by a series of non-interest bearing notes issued to FMRI by Fansteel Inc. as follows:

                    (i) A $30.6 million unsecured note maturing December 31, 2013 payable with mandatory minimum semi-annual payments of $700,000 and an additional mandatory annual payment, based on excess available cash flow, with the maximum additional mandatory annual payment capped at $4 million; and

                    (ii) A $4.2 million unsecured note to cover estimated costs of groundwater treatment and monitoring to be completed to a standard to be agreed upon between FMRI and the NRC, maturing December 31, 2023 with annual payments of approximately $282,000 commencing on or about January 1, 2009 until maturity; and

                    (iii) An unsecured contingent note in an amount, to the extent necessary and as to be determined following further site characterization, reflecting additional costs to remediate soils in excess of costs estimated in the Amended Decommissioning Plan and the NRC License (as such terms are defined in the Plan) and treat/monitor groundwater. It is anticipated that if an FMRI contingent note is required, it will be issued in 2012.

         FMRI may draw up to $2 million from an existing decommissioning trust established in accordance with the Amended Standby Trust Agreement with the NRC. The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million. Consistent with the NRC License, FMRI in April, 2004 drew $525,000 from the Trust. The NRC was also granted a pledge on the proceeds from any of the FMRI notes and benefits from an indemnity in its favor from FMRI Inc. with respect to Fansteel Inc.'s obligations under the notes.

         On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspects of the NRC License. The State of Oklahoma challenged a number of aspects of the NRC License, including, the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. On May 26, 2004, the administrative law judge overseeing the proceeding issued his decision, finding in favor of FMRI and against the State of Oklahoma on all matters under consideration. The State of Oklahoma's ability to appeal the ruling of the administrative law judge expired on June 15, 2004 such that the ruling of the administrative law judge is now final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Reorganization Plan, including precluding FMRI from undertaking to commence certain actions required by the NRC License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC License required FMRI (i) by August 1, 2004 to submit a work plan and to identify the independent contractor which would perform the Phase 1 work of removing the certain residue materials ("WIP") from the site, (ii) by September 1, 2004, to commence work to remove the WIP and (iii) by March 31, 2006 to complete the removal of the WIP materials. Consequently, FMRI has determined and has been informed by the NRC, that it will be necessary to seek an amendment of its NRC License. FMRI intends to request amendments to certain conditions of the NRC License, including an extension of the September 1, 2004 deadline and, the March 31, 2006 deadline and, possibly certain other matters related thereto. Fansteel can provide no assurance as to a timely, or favorable, decision by the NRC with respect to these NRC License amendment requests nor can Fansteel provide any assurance that the State of Oklahoma will not further challenge such proposed amendments thereby causing further delay of the decommissioning of the Muskogee Facility and additional costs to be incurred by FMRI. Notwithstanding the necessity for FMRI to pursue certain amendments to its NRC License or any additional delay of the decommissioning, the obligations of Fansteel with respect to the decommissioning of the Muskogee Facility are unchanged and remain limited to those obligations under the FMRI Notes, as described in the Reorganization Plan. However, if the NRC does not approve the contemplated proposed amendments it could have an adverse impact on the Company.

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

         On November 13, 2003 the City of North Chicago (the "City") and Fansteel executed an option agreement (the "Option") allowing the City to acquire the North Chicago Facility from Fansteel for $1.4 million. The City has until August 31, 2004 to exercise the Option. However, Fansteel and NCI have agreed to extend the Option until November 29, 2004 in consideration of, among other things, the extension of certain free rent to the Company for usage of certain space in the North Chicago Facility if and after the City exercises the Option. Upon exercise of the Option, NCI is obligated under the Plan to transfer any funds received from the City to the United States Environmental Protection Agency (the "EPA") and will be released from any and all of its obligations to implement the North Chicago response action under the North Chicago Consent Decree, subject to completing the environmental engineering/cost analysis report, and any outstanding notes issued by the Company to NCI shall be cancelled. The Company will issue and deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance.

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

               (d) Holders of environmental claims and/or obligations arising from or with respect to the property at 801 Market Street, Waukegan, Illinois (the "Waukegan Facility"), shall receive and/or be the beneficiaries of the remediation of the Waukegan Facility to be undertaken by Waukegan, Inc. ("WI"), one of the special purpose subsidiaries formed pursuant to the Plan. Pursuant to the Plan, the Waukegan Facility, consisting of Fansteel's real property and other assets associated with the operation was transferred to WI. WI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Waukegan Facility and the operations WI were to be funded by the proceeds of a $1.25 million unsecured, non-interest bearing note maturing December 31, 2013 issued by the Company to WI with payments matched to correspond to WI's anticipated expenditures for remediation costs. During June 2004, WI sold the Waukegan Facility to Ampsky & Associates, LLC for approximately $100,000 in cash and the assumption/indemnification of all environment claims and obligations. As a result, the Company's $1.25 million note has been extinguished.

               (e) The remaining environmental claims and obligations arising from or related to Fansteel's (i) Li Tungsten site Superfund Site in Glen Cove, New York, (ii) Old Southington Landfill Site in Southington, Connecticut and
(iii) Operating Industries, Inc. Superfund Site in Monterrey Park, California are each subject to an EPA Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Potentially Responsible Parties (CERCLA PRP) Settlement Agreement approved by order of the Court entered on November 17, 2003. In full satisfaction of such claims and obligations under the Plan, the holders of such claims received a pro rata share of the cash distribution to holders of general unsecured claims as if such parties held allowed general unsecured claims of: $132,000 (Polychlorinated Biphenyls or "PCB" Treatment), $460,898 (Operating Industries), $25,000 (Li Tungsten), and $100,000 (Old Southington).

               (f) The environmental claims and obligations associated with the facility owned and operated by Wellman located at 1746 Commerce Road, Creston, Union County, Iowa (the "Iowa Facility") have been resolved in accordance with the Administrative Order on Consent by and between Wellman Dynamics Corp., a subsidiary of the Company ("Wellman") and the EPA, approved by order of the Court on November 4, 2003. The Administrative Order on Consent provides for EPA approval of a work plan to characterize the extent of any contamination associated with certain Solid Waste Management Units ("SWMUs") and evaluation of alternatives to remediate any residual contamination associated with SWMUs in accordance with Wellman's on-going obligations under the Resource Conservation and Recovery Act of 1976 and the Waste Disposal Amendments of 1984 (collectively, "RCRA") at the Iowa Facility. Wellman estimates the costs associated with the closure activities for the SWMUs will be approximately $2,166,000 through 2009.

NOTE 4 - BASIS OF PRESENTATION AND FRESH START ACCOUNTING

         The Company accounted for the consummation of the Plan as of January 23, 2004, coinciding with the end of its January reporting period for financial reporting convenience purposes.

         The Company adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". In accordance with the principles of fresh start accounting, the Company has adjusted the value of its assets and liabilities to their fair values as of the Effective Date with the excess of the Company's value over the fair value of its tangible and identifiable intangible assets and liabilities reported as excess reorganization value in the consolidated balance sheet.

         Fresh-Start accounting requires that the reorganization value be allocated to the entity's net assets in conformity with procedures specified by APB No. 16, "Business Combinations," as superseded by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). The Company engaged independent appraisers to assist in the allocation of the reorganization value to the reorganized Company's assets and liabilities by determining the fair market value of its property, equipment, and intangibles. The allocation of reorganization value is preliminary and subject to adjustment upon obtaining a valuation of certain of the intangible assets not included in the previous appraisals.

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

         The effects of the Plan and the application of fresh start accounting on the Company's pre-confirmation consolidated balance sheet are as follows (in thousands):

                                         Predecessor                                          Successor
                                          Company                                              Company
                                         January 23,      Reorganization    Fresh Start      January 23,
                                            2004            Adjustments     Adjustments          2004
                                         -----------      --------------    -----------      -----------
Current assets:
  Cash                                    $     702       $     298 (a)                       $   1,000
  Restricted cash                            12,998         (12,998)(a)                               -
  Accounts receivable                         8,352            (341)(b)                           8,011
  Inventories                                 5,652                                751 (c)        6,403
  Other assets - current                        921            (166)(d)                             755
                                          ---------       ---------          ---------        ---------
Total current assets                         28,625         (13,207)               751           16,169
                                          ---------       ---------          ---------        ---------
Net property, plant & equipment              10,133                              2,888 (e)       13,021
Reorganization value in excess of
amounts allocable to
identifiable assets                               -                             12,894 (f)       12,894
Other assets - long term                      9,275                               (664)(g)        8,611
                                          ---------       ---------          ---------        ---------
Total assets                              $  48,033       $ (13,207)         $  15,869        $  50,695
                                          =========       =========          =========        =========
Current liabilities
  Accounts payable                        $   6,111       $     317 (h)                       $   6,428
  Accrued liabilities                         8,412             418 (h)                           8,830
  Accrued income taxes                            9             328 (i)                             337
  Short-term borrowings                           -           2,650 (a)                           2,650
  Current maturities of
  long-term debt                                 24           1,055 (h)                           1,079
                                          ---------       ---------          ---------        ---------
  Total current liabilities                  14,556           4,768                  -           19,324
                                          ---------       ---------          ---------        ---------
  Long-term debt                                 42           9,775 (h)         (4,474)(i)        5,343
  Environmental
  Remediation                                 1,174          47,114 (j)        (22,584)(j)       25,704
  Liabilities subject to
  compromise                                 90,440         (90,440)(k)                               -
  Shareholders' equity  (deficit)           (58,179)         15,576             42,927              324
                                          ---------       ---------          ---------        ---------
  Total liabilities and  Equity           $  48,033       $ (13,207)         $  15,869        $  50,695
                                          =========       =========          =========        =========

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

         As part of fresh start accounting, liabilities subject to compromise in the amount of $31 million were written off as part of the discharge of debt in the bankruptcy. These liabilities consisted of the following:

                                                          January 23, 2004
                                                          ----------------
Accounts payable                                            $  9,970,767
Long-term debt                                                 6,631,693
Environmental                                                    522,562
Pension                                                       14,104,413
                                                            ------------
Total liabilities subject to compromise discharged          $ 31,229,435
                                                            ============


NOTE 5 - EARNINGS PER SHARE

         SFAS No. 128, "Earnings per Share" requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method, if dilutive.

         The following table sets forth the computation of basic and diluted earnings per share:

 Numerator:                               Five Months Ended     One Month Ended    Six Months Ended
                                            June 30, 2004      January 23, 2004      June 30, 2003
                                          -----------------    ----------------    ----------------
  Net income (loss)                          $  649,770           $57,831,942         ($5,072,717)
Denominator:
  Denominator for basic earnings
  per share-weighted average shares           3,420,000             8,698,858           8,698,858
Effect of dilutive securities
  Employee stock options                              -                     -                   -
  Employee restricted stock                           -                     -                   -
                                             ----------           -----------         -----------
Dilutive potential common shares              3,420,000             8,698,858           8,698,858
                                             ==========           ===========         ===========
Basic earnings per share                         $ 0.19                $ 6.65              ($0.58)
                                             ==========           ===========         ===========
Diluted earnings per share                       $ 0.19                $ 6.65              ($0.58)
                                             ==========           ===========         ===========


         Options to purchase shares of common stock were outstanding during 2003, but were not included in the computation of diluted earnings per share because they would be anti-dilutive.

         As discussed in Note 3, the Company emerged from bankruptcy on January 23, 2004 and has a reorganized equity structure. In particular, implementation of the Plan resulted in the cancellation of all of the shares of the Predecessor Company's common stock and options that were outstanding prior to the Effective Date.


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

         During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility. Pursuant to the Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility (see Note 3). In December 2003, the NRC approved the NRC License to FMRI. At December 31, 2003, the liability for the environmental remediation decreased from $41.6 million to $38.8 million due to planned spending for remediation, safety and security. At June 30, 2004, the gross estimated liability was $38.0 million and the recorded discounted liability, using a discount rate of 11.3%, was $19.4 million.

         In September 2000, the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site"). The Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003. The proposed remedial actions at the North Chicago Facility are estimated to cost $2.17 million, for which a liability was recorded at January 23, 2004. At June 30, the gross estimated liability was $2.07 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.70 million.

         The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility. To

Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare. In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that Fansteel submit a plan for further characterization of the facility. Fansteel submitted a letter to the KNREPC in June 2003 setting forth a conceptual characterization plan and advising the agency that it will submit a detailed Site Characterization Plan following confirmation of its Plan. Fansteel anticipates implementing the Site Characterization Plan in 2006 and has estimated $1.78 million to perform the remedial activities and recorded a liability in that amount at January 23, 2004. At June 30, 2004 the gross estimated liability was $1.70 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.22 million.

         The buildings at the former Waukegan Facility have been demolished and only foundations remain. As part of the Fansteel's environmental audit, soil and groundwater samples were collected in 1998, which revealed the presence of petroleum and PCBs in the soils and groundwater. While the contamination does not pose an imminent threat to health, safety or welfare, remediation will be required to satisfy the Illinois Environmental Protection Agency Tiered Approach to Corrective Action Objectives, ("TACO") cleanup standards. The Company estimates that the cost to remediate the site to achieve TACO standards will be $1.25 million, for which a liability is recorded at January 23, 2004. On June 29, 2004, WI, sold its only asset consisting of land in Waukegan IL, for $100,000 in cash and the assumption by the buyer of all environmental remediation of the site. The estimated cost of remediation was $1,250,000 to be expended within 9 years. Fansteel Inc. was to fund the cleanup through an unsecured note payable to WI maturing on December 31, 2012. WI is a 100% owned special purpose subsidiary organized as part of the plan of reorganization that was effective January 23, 2004 for the purpose of environmental remediation of the property owned in Waukegan, Illinois. In connection with the sale of this property, the buyer provided a standby letter of credit for $1,250,000 as financial assurance to the City of Waukegan for remediation. As part of the sale, the Department of Justice on behalf of the U.S. Government, pursuant to a settlement agreement, agreed to the buyer's assumption of all of the environmental obligations of WI and the cancellation of the note payable from Fansteel Inc. to WI.

         Actual costs to be incurred in future periods to decommission the above sites may vary, which could result in adjustment to future accruals, from the estimates, due to, among other things, assumptions related to the quantities of soils to be remediated and inherent uncertainties in costs over time of actual disposal.

         Discontinued operations reported a loss in 2004. This loss relates primarily to the amortization of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan. In 2003, discontinued operations reported a loss, which related to the Industrial Tool segment and California Drop Forge operations sold in 2003 as part of the Plan.


NOTE 7 - PROPERTY HELD FOR SALE

         The Company is pursuing the sale of its North Chicago Facility and Lexington Facility. During the fresh start reporting process, the land and buildings held for sale were adjusted to their estimated fair value based upon
(i) a current offer received in the market place from a potential third party buyer and (ii) the estimated fair value as determined by third party financial advisors.


NOTE 8 - ACCRUED LIABILITIES

         Accrued liabilities include the following at:

                                          June 30,       December 31,
                                            2004             2003
                                         ----------      ------------
Payroll and related costs                $2,205,084       $1,756,298
Taxes, other than income                    248,317          231,235
Profit sharing                              491,587          481,743
Insurance                                 2,409,121        2,427,831
Environmental                               170,045          163,929
Professional fees                            32,596        3,304,616
Other                                       584,616          396,669
                                         ----------       ----------
                                         $6,141,366       $8,762,321
                                         ==========       ==========


NOTE 9 - OTHER ENVIRONMENTAL REMEDIATION

         Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman. Wellman has estimated that the cost for conducting the RFI/CMS will be $2,147,000 from 2004 to 2009. At June 30, 2004 the gross estimated liability was
2.1 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.53 million.

         Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand. It is anticipated, based upon recent projection by third party consultants, that Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at June 30, 2004 was $420,000.

         In October 2000, Fansteel provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site. The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment. Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment. Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill. However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time. The estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at June 30, 2004 was $398,000.

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


NOTE 10 - DEBT

    Short-term borrowings consisted of the following:

                                                       June 31,   December 31,
                                                         2004         2003
                                                      ----------  ------------
Revolving line of credit through Congress Financial   $5,672,330   $        -
                                                      ----------   ----------
Total short-term borrowings                           $5,672,330   $        -
                                                      ==========   ==========

         On January 23, 2004, the Company entered into a secured credit facility with Congress Financial Corp. The new credit facility provides up to $10 million in credit, which is comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to a borrowing base comprised of a percentage of eligible accounts receivable and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 23, 2007. The Company is required to meet certain financial covenants to achieve certain EBITDA and that limit future capital expenditures. The interest rate on the line is prime plus 1% (weighted average rate of 5%) and there is a ..5% unused line fee. Substantially all of the assets of the Company are pledged as security for this financing. Borrowing under the revolving line of credit is included as short-term borrowings. At June 30, 2004, the Company had letters of credit for $1,388,000 outstanding for casualty insurance collateral under the new credit facility with an interest rate of 2.5%.

         Long-term debt consisted of the following:

                                                       June 30,   December 31,
                                                         2004        2003
                                                      ----------  ------------
PBGC, non-interest bearing ten-year note, due
from 2004 to 2013 (net of an imputed discount of
$4,014,005 at an interest rate of 11.3%)              $5,485,945      $     -
Loans from various Pennsylvania economic
agencies with interest rates ranging from
2.0% to 5.5%, due from 2004 to 2009                      993,866            -
Loans from Decommissioning Trust for FMRI                525,000            -
Capital lease, non-interest bearing, due 2005             54,276       66,276
                                                      ----------   ----------
                                                       7,059,087       66,276
                                                      ----------   ----------
Less current maturities                                1,565,923       24,000
                                                      ----------   ----------
Total long-term debt                                  $5,493,164   $   42,276
                                                      ==========   ==========


         The Pension Benefit Guarantee Corporation note is collateralized by land, building and equipment located in Mexico with a book value of $1,883,000 at June 30, 2004. The Pennsylvania long-term debt is collateralized by machinery and equipment with a net book value of $883,000 at June 30, 2004.

NOTE 11 - BUSINESS SEGMENTS


         The Company is a manufacturer of aerospace castings and engineered metal components used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, and plumbing and electrical hardware industries. For financial reporting purposes, the Company classifies its products into the following two business segments; Advanced Structures, which produces aluminum and magnesium sand castings and Industrial Metal Components, which produces special wire products, powdered metal components, and investment castings. The Company's business segments have separate management teams and infrastructures that offer different products and services. Financial information concerning the Company's segments is as follows:

                                                                Net           Operating
                                                               Sales        Income (Loss)
                                                            -----------     -------------
SECOND QUARTER 2004 (SUCCESSOR COMPANY)
    Advanced Structures                                     $ 6,948,341      $   162,615
    Industrial Metal Components                              10,954,404          634,880
    Corporate                                                         -                -
                                                            -----------      -----------
           Consolidated                                     $17,902,745      $   797,495
                                                            ===========      ===========

SECOND QUARTER 2003 (PREDECESSOR COMPANY)
  Advanced Structures                                       $ 4,219,268      $  (331,496)
  Industrial Metal Components                                10,725,821          708,943
  Corporate                                                           -          (22,368)
                                                            -----------      -----------
     Consolidated                                           $14,945,089      $   355,079
                                                            ===========      ===========

FIVE MONTHS ENDED JUNE 30, 2004 (SUCCESSOR COMPANY)
    Advanced Structures                                     $11,405,708      $   512,720
    Industrial Metal Components                               2,337,256        1,616,054
    Corporate                                                         -                -
                                                            -----------      -----------
           Consolidated                                     $30,165,760      $ 2,128,774
                                                            ===========      ===========

ONE MONTH ENDED JANUARY 23, 2004 (PREDECESSOR COMPANY)
  Advanced Structures                                       $   926,011      $  (297,436)
  Industrial Metal Components                                 2,337,256           17,839
  Corporate                                                           -                -
                                                            -----------      -----------
     Consolidated                                           $ 3,263,267      $  (279,597)
                                                            ===========      ===========

SIX MONTHS ENDED JUNE 30, 2003 (PREDECESSOR COMPANY)
  Advanced Structures                                       $ 8,319,997      $(1,015,815)
  Industrial Metal Components                                21,646,062        1,175,344
  Corporate                                                           -          (77,318)
                                                            -----------      -----------
     Consolidated                                           $29,966,059      $    82,211
                                                            ===========      ===========


The identifiable assets are as follows:
                                                  June 30,        December 31,
                                                    2004              2003
                                                 -----------      -----------
IDENTIFIABLE ASSETS:
  Advanced Structures                            $12,257,965      $ 8,742,605
  Industrial Metal Components                     16,991,070       18,091,794
  Reorganization value in excess of amounts
   allocable to identified assets                 12,893,734                -
  Corporate / Discontinued                         9,873,348       21,654,449
                                                 -----------      -----------
           Total Assets                          $52,016,117      $48,488,848
                                                 ===========      ===========


NOTE 12 - LEASE COMMITMENTS

         The Company leases data processing, transportation and other equipment, as well as certain facilities, under operating leases. Such leases do not involve contingent rentals, nor do they contain significant renewals or escalation clauses. Total minimum future rentals under non-cancelable leases at December 31, 2003 were $447,000, including $269,000 in 2004, $127,000 in 2005,
$41,000 in 2006, $5,000 in 2007, and $5,000 in 2008 and thereafter.


NOTE 13 - RETIREMENT PLANS

         The Company has one non-contributory defined benefit plan covering salaried employees at Wellman. This plan covers approximately 11% of the Company's employees. Benefits are based on salary and years of service. The Company's funding of this plan is equal to the minimum contribution required by ERISA. The impact of this plan on pretax income from continuing operations was as follows:
                                          Five Months   One Month   Six Months
                                             Ended        Ended        Ended
                                            June 30,   January 23,    June 30,
                                              2004        2004          2003
                                          -----------  -----------  ----------
Components of net periodic-benefit costs
  Service cost                             $  71,190    $  14,238    $  82,698
  Interest cost                              145,260       29,052      175,690
  Expected rate of return                   (181,495)     (36,299)    (215,674)
  Amortization of prior service costs             30            6           32
                                           ---------    ---------    ---------
Total net periodic-benefit cost            $  34,985    $   6,997    $  42,746
                                           =========    =========    =========


NOTE 14 - STOCK-BASED COMPENSATION PLAN

         On the Effective Date, as part of the Plan, all common stock and options for the Predecessor Company's common stock were cancelled. Subsequent to that date, no options or non-vested stock have been granted.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this quarterly report on Form 10-Q. Certain statements made in this section or elsewhere in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, uncertainties and assumptions, which could cause actual results to differ materially from those projected. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: general economic conditions, including inflation, interest rate fluctuations, trade restrictions and general debt levels; competitive factors, including price pressures, technological development and products offered by competitors; inventory risks due to changes in market demand or business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         The Company emerged from bankruptcy during its first quarter financial reporting period of 2004. For financial statement purposes, the Company's results of operations and cash flows have been separated before and after the Effective Date due to the change in basis of accounting in the underlying assets and liabilities resulting from application of fresh start accounting. To facilitate a meaningful comparison of the Company's performance, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the six months ended June 30, 2004 represent the mathematic addition of the historical amounts for the Predecessor Company for the one month ended January 23, 2004 and the Successor Company for the five months ended June 30, 2004. Management believes that a combined discussion of Predecessor Company and Successor Company periods is reasonable and appropriate because there were no material adjustments to the presented items other than depreciation, amortization and interest expense resulting from adoption of fresh start reporting.


RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto.


2004 SECOND QUARTER AS COMPARED TO 2003 SECOND QUARTER

Net Sales
         The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

                                             Second Quarter      Second Quarter
Net Sales                                         2004                2003
                                             --------------      --------------
   Advanced Structures                         $ 6,948,341        $ 4,219,268
   Industrial Metal Components                  10,954,404         10,725,821
                                               -----------        -----------
                                               $17,902,745        $14,945,089
                                               ===========        ===========

         Consolidated net sales for the second quarter 2004 were 19.8% higher than the second quarter 2003.

         The Advanced Structures' net sales for the second quarter 2004 were $6.9 million, or 64.7% higher, as compared to the second quarter 2003. This improvement is attributed to increased sales of castings for helicopter components and engine components for military programs, private jets and regional jets. Tooling sales, generally for new product for sand castings, represented 40% of the sales improvement. A majority of the tooling sales were for foreign customers.

         The Industrial Metal Components' net sales for the second quarter 2004 increased $229,000, or 2.1%, as sales of powdered metal components and investment castings improved, partially offset by a decrease in special wire form sales due to the loss of a major customer in the lawn and garden market. This customer changed its method of procuring wire forms, using a third-party integrator instead of directly purchasing from a manufacturer, in an attempt to source the product offshore. Net sales of special wire forms were 25.6% lower in the second quarter 2004, as compared to the second quarter 2003. The Company has been able to retain a small portion of this business by selling to the third party integrator. Net sales of powdered metal components improved 23.3% due to an increase in automotive components, primarily for the light duty truck market. Net sales of investment casting increased 7.1% in the second quarter 2004, as compared to the second quarter 2003, due to an increase in the machining and assembly component of casting sales.


Operating Income (Loss)

         The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:


                                          Second Quarter     Second Quarter
Operating Income (Loss)                        2004               2003
                                          --------------     --------------
  Advanced Structures                       $ 162,615          $(331,496)
  Industrial Metal Components                 634,880            708,943
  Corporate                                         -            (22,368)
                                            ---------          ---------
                                            $ 797,495          $ 355,079
                                            =========          =========

         Operating income of $797,000 for the second quarter 2004 improved from an operating income of $355,000 in the second quarter 2003, due to higher sales and lower administrative expenses related primarily to reduced employee related costs and insurance expenses.

         Operating income of $163,000 in the Advanced Structures segment for the second quarter 2004 improved from an operating loss of $331,000 in the second quarter 2003, due to higher volume and better manufacturing efficiencies. The sand casting operation in this segment has implemented continuous improvement programs that have improved production processing and manufacturing efficiency.

         Operating income of $635,000 in the Industrial Metal Components segment for the second quarter 2004 decreased as compared to operating income in the second quarter 2003 of $709,000. The decline in the operating income is primarily the result of the special wire forms operation reported a higher operating loss in the second quarter 2004 compared with the second quarter 2003 as sales decreased significantly due to the loss of a major customer, discussed above, and the shutdown of the plating line since the last week of April. A fatal accident resulted in downtime for inspection and repairs. The plating line resumed operation the second week of July.


Other Income (Expenses)

         The following table sets forth the combined other income (expense) of the Company included in the consolidated statement of operations:

                                          Second Quarter      Second Quarter
Other income (expense)                         2004                2003
                                          --------------      --------------
  Interest expenses                          $(190,361)          $(138,248)
  Other                                         48,314              (8,094)
                                             ---------           ---------
                                             $(142,047)          $(146,342)
                                             =========           =========

         Other expense decreased approximately $4,000 in the second quarter 2004 compared to the second quarter 2003, as higher interest expense due to increased borrowing was offset by a gain on the sale of a obsolete piece of equipment.


Reorganization Items

         Reorganization items relate to bankruptcy professional fees. The second quarter 2004 reorganization expenses were $411,000, as compared to $2,542,000 in the second quarter 2003, as the Company emerged from Chapter 11 on January 23, 2004, the Effective Date.


Discontinued Operations

         Discontinued operations reported a loss of $235,000 in the second quarter 2004. This loss relates to the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and the pension note for the Pension Plan offset by a gain of $773,000 being recognized on the sale of the land owed by special purpose subsidiary Waukegan Inc. and assumption by the buyer of the related environmental liabilities at the site. In the second quarter 2003, discontinued operations reported a loss of $734,000, which related to operating losses at the Industrial Tool segment and California Drop Forge operations sold in 2003 as part of the Plan of Reorganization.


Income taxes

         No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.


Net Income (Loss)

         Net income of $9,000 in the second quarter 2004 resulted in earnings per share of $.07 from continuing operations offset by loss per share of $.07 from discontinued operations. Net loss for the second quarter 2003 was $3,067,000 with loss per share of $.27 from continuing operations and $.08 per share from discontinued operations.


2004 SIX MONTHS AS COMPARED TO 2003 SIX MONTHS

Net Sales

         The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

                                         Six months ended     Six months ended
Net Sales                                    June 30,             June 30,
                                               2004                 2003
                                         ----------------     ----------------
  Advanced Structures                       $12,331,719         $ 8,319,997
  Industrial Metal Components                21,097,308          21,646,062
                                            -----------         -----------
                                            $33,429,027         $29,966,059
                                            ===========         ===========

         Consolidated net sales for the six months ended June 30, 2004 were 11.6% higher than the same period in 2003.

         The Advanced Structures' net sales for the six months ended June 30, 2004 were $12.3 million, or 48.2% higher, as compared to the six months ended June 30, 2003. This improvement is attributed to increased sales of castings for military programs, primarily aircraft engine and helicopter components. Tooling sales, primarily for new products to foreign customers, were 32% of the increase in sales.

         The Industrial Metal Components' net sales for the six months ended June 30, 2004 decreased $549,000, or 2.5%, due to the loss of a major customer of special wire form products in the lawn and garden market. This customer changed its method of procuring wire forms, using a third-party integrator instead of directly purchasing from a manufacturer, in an attempt to source the product offshore. Net sales of special wire forms were 25.5% lower in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The Company has been able to retain a small portion of this business by selling to the third party integrator. Net sales of investment casting were flat with less than a 1% increase in the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, due to a decline in sales of automotive parts due primarily to a redesign of the parts in order to achieve lower costs for the customer. Net sales of powdered metal components improved 17.1% due to an increase in automotive components, primarily for the light duty truck market.

Operating Income (Loss)

         The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:

                                       Six months ended    Six months ended
Operating Income (Loss)                    June 30,            June 30,
                                             2004                2003
                                       ----------------    ----------------
  Advanced Structures                     $   215,284        $(1,015,815)
  Industrial Metal Components               1,633,893          1,175,344
  Corporate                                         -            (77,318)
                                          -----------        -----------
                                          $ 1,849,177        $    82,211
                                          ===========        ===========

         Operating income of $1.8 million for the six months ended June 30, 2004 improved from $82,000 in the six months ended June 30, 2003, due to higher sales and lower administrative expenses related primarily to reduced employee related costs and insurance expenses.

         Operating income of $215,000 in the Advanced Structures segment for the six months ended June 30, 2004 improved from an operating loss of $1,016,000 in the six months ended June 30, 2003, due to higher volume and better manufacturing efficiencies.

         Operating income of $1,634,000 in the Industrial Metal Components segment for the six months ended June 30, 2004 improved 28% as compared to operating income in the six months ended June 30, 2003, despite lower sales. A majority of the improvement was in the investment casting operation, as cost reduction actions have reduced overhead costs in manufacturing and administrative expenses. The powdered metal operation improved in the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due to higher sales and reduced selling and administrative expenses. The special wire forms operation reported a higher operating loss in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 as sales decreased significantly due to the loss of a major customer, discussed above, and the temporary shutdown of the plating line in the second quarter causing outside processing costs to increase.


Other Income (Expenses)

         The following table sets forth the combined other income (expense) of the Company included in the consolidated statement of operations:

                                       Six months ended     Six months ended
Other income (expense)                     June 30,             June 30,
                                             2004                 2003
                                       ----------------     ----------------
  Interest expenses                        $(345,721)          $(299,222)
  Other                                       23,210              14,090
                                           ---------           ---------
                                           $(322,511)          $(285,132)
                                           =========           =========

         Other expense increased $38,000 in the six months ended June 30, 2004 compared to the six months ended June 30, 2003, as interest expense was higher due to increased borrowing.


Reorganization Items

         The six months ended June 30, 2004 reorganization expenses related to bankruptcy professional fees were $751,000, as compared to $3,697,000 in the six months ended June 30, 2003, as the Company emerged from Chapter 11 on January 23, 2004.


Discontinued Operations

         Discontinued operations reported a loss of $797,000 in the six months ended June 30, 2004. This loss relates to the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and the pension note for the Pension Plan reduced by a gain of $773,000 being recognized on the sale of the land owed by special purpose subsidiary Waukegan Inc. and assumption by the buyer of the related environmental liabilities at the site. In the six months ended June 30, 2003, discontinued operations reported a loss of $1,173,000, which related to operating losses at the Industrial Tool segment and California Drop Forge operations sold in 2003 as part of the Plan of Reorganization.


Income taxes

         No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.


Net Income (Loss)

         Net income of $58,482,000 in the six months ended June 30, 2004 included a $15,576,000 gain from the discharge of debt under the Plan and $42,927,000 gain from the adoption of fresh start accounting. Net loss for the six months ended June 30, 2003 was $5,073,000.


LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 2004, the Company had cash of $244,000 compared to $1,290,000 of cash on December 31, 2003. Cash increased $198,000 from continuing operations and decreased $1,244,000 from discontinued operations in the six months ended June 30, 2004. The significant reduction in working capital in the six months ended June 30, 2004 related primarily to the use of restricted cash of $13 million to make payments to the unsecured creditors under the amended Plan.


Operating Activities

         During the six months ended June 30, 2004, operating activities consumed $3.8 million of cash with $3.0 million related to an increase in accounts receivable due to higher sales. Accounts payable and accrued liabilities decreased $2.3 million, primarily for payments to bankruptcy professionals. In the six months ended June 30, 2003 operating activities used $3.9 million with $4.2 million related to payments of liabilities subject to compromise for critical vendors and environmental health and safety costs.


Investing Activities

         Investing activities provided $337,000 in the six months ended June 30, 2004, as compared to $1,780,000 in the six months ended June 30, 2003, due to timing of receipts from restricted cash.


Financing Activities

         Financing activities provided $3,658,000 in the six months ended June 30, 2004, as compared to $173,000 in the six months ended June 30, 2003, with net borrowing from the revolving line of credit in the six months ended June 30, 2004 totaling $3.8 million, less payments of long-term debt of $185,000.

         On the Effective Date, the Company entered into a secured credit facility with Congress Financial Corp. The new credit facility provides up to $10 million in credit, which is comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up a borrowing base comprised of a percentage of eligible accounts receivable and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 23, 2007. The Company is required to meet certain financial covenants to achieve certain EBITDA and that limit future capital expenditures, all of which have been met as of June 30, 2004. The interest rate on the line is prime plus 1% (weighted average rate of 5%) and there is a .5% unused line fee. Substantially all of the assets of the Company are pledged as security for this financing. Borrowing under the revolving line of credit is included as short-term borrowings. At June 30, 2004, the Company had letters of credit for $1,388,000 outstanding for casualty insurance collateral under the new credit facility with an interest rate of 2.5%.


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


INFLATION

         Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits. A significant portions of raw materials consumed by the Company are various steel alloys. Price increases were experienced in the six months ended June 30, of 2004, following stable prices over the past few years. To offset these price increases, the Company began adding material surcharges in March 2004.

         Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.


OFF-BALANCE SHEET ARRANGEMENTS

         The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.


CONTRACTUAL OBLIGATIONS

         The following table summarizes payments due by year for the contractual obligations at June 30, 2004:

(In thousands)                                                                                            After
                                    Total        2004      2005        2006        2007       2008        2008
                                    -----        ----      ----        ----        ----       ----        ----
PBGC Note                          $ 9,500       $750      $ 750       $ 750       $ 750      $ 750      $5,750
PA economic agencies notes           1,157        132        274         289         305        143          14
Capital Leases                          54         12         42           -           -          -           -
Operating leases                       313        135        127          41           5          5           -
Revolving line                       5,672          -          -           -       5,672          -           -
Letters of credit                    1,388          -          -           -       1,388
Environmental liabilities           46,618        877      2,239       3,830       4,301      3,047      32,324

Total                             $ 64,702     $1,906     $3,432      $4,910     $12,421     $3,945     $38,088


         The above table excludes discounts of the long-term debt and environmental liabilities.

         The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules. A minimum annual funding of $1.4 million is required for environmental liabilities related to FMRI.

         The revolving line of credit requires immediate repayment from cash receipts. Borrowings can be made as needed, based on availability. The availability at June 30, 2004 was $1.7 million.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK


         The Company's operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates or other market price risks. The only debt subject to interest fluctuations is the short-term borrowing under the revolving line of credit. A significant portion of raw materials consumed by the Company is various steel alloys. Price increases have been experienced in 2004, following stable prices for the past few years. To offset these price increases, the Company began adding material surcharges in March 2004.


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

         From time to time, the Company is involved in routine litigation incidental to its business. The Company is not a party to any pending or threatened legal proceeding that it believes would have a material adverse effect on its results of operations or financial condition.

         On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspects of the NRC License. The State of Oklahoma challenged a number of aspects of the NRC License, including the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. On May 26, 2004, the administrative law judge overseeing the proceeding issued his decision, finding in favor of FMRI and against the

State of Oklahoma on all matters under consideration. The State of Oklahoma's ability to appeal the ruling of the administrative law judge expired on June 15, 2004 such that the ruling of the administrative law judge is now final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Reorganization Plan, including precluding FMRI from undertaking to commence certain actions required by the NRC License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC License required FMRI (i) by August 1, 2004 to submit a work plan and to identify the independent contractor which would perform the Phase 1 work of removing the certain residue materials ("WIP") from the site, (ii) by September 1, 2004, to commence work to remove the WIP and (iii) by March 31, 2006 to complete the removal of the WIP materials. Consequently, FMRI has determined and has been informed by the NRC, that it will be necessary to seek an amendment of its NRC License. FMRI intends to request amendments to certain conditions of the NRC License, including an extension of the September 1, 2004 deadline and, the March 31, 2006 deadline and, possibly certain other matters related thereto. Fansteel can provide no assurance as to a timely, or favorable, decision by the NRC with respect to these NRC License amendment requests nor can Fansteel provide any assurance that the State of Oklahoma will not further challenge such proposed amendments thereby causing further delay of the decommissioning of the Muskogee Facility and additional costs to be incurred by FMRI. Notwithstanding the necessity for FMRI to pursue certain amendments to its NRC License or any additional delay of the decommissioning, the obligations of Fansteel with respect to the decommissioning of the Muskogee Facility are unchanged and remain limited to those obligations under the FMRI Notes, as described in the Reorganization Plan. However, if the NRC does not approve the contemplated proposed amendments it could have an adverse impact on the Company.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to the Plan, on the Effective Date, all outstanding shares of the Predecessor Company's common stock, $2.50 par value, were cancelled.

         The Plan authorized the issuance of 3,600,000 shares of common stock, $.01 par value, of the Successor Company. The general unsecured creditors received approximately 50% stock ownership. The PBGC received approximately 21% of the common stock being issued in the reorganization as part of the settlement of its claims related to the under-funding of the Company's now-terminated Pension Plan. The common stockholders of the Predecessor Company received approximately 24% of the newly issued stock. Finally, 5% of the Successor Company's common stock has been set-aside in an employees stock options plan, also approved as part of the confirmation.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the second quarter of 2004.

ITEM 5 - OTHER INFORMATION

         None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


Exhibit
Number       Description of Exhibit
------       ----------------------
31.1         Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2         Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32.1         Section 1350 Certifications

(b)      Reports on Form 8-K

         Form 8-K Current Report dated January 23, 2004 - Item 7 - Financial Statements and Exhibits, Audited Consolidated Balance Sheet at January 23, 2004.

         Form 8-K Current Report dated May 17, 2004 - Item 12 - Results of Operations and Financial Conditions, Press Release Disclosing Financial Results for the First Quarter 2004.

         Form 8-K Current Report dated May 26, 2004 - Item 5 - Other Events, Initial Decision of the Nuclear Regulatory Commission Administrative Law Judge

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FANSTEEL INC.
                                          (Registrant)



                                         /s/ Gary L. Tessitore
                                         --------------------------------
                                         Gary L. Tessitore
                                         Chairman of the Board, President
August 16, 2004                          and Chief Executive Officer


                                         /s/ R. Michael McEntee
                                         --------------------------------
                                         R. Michael McEntee
                                         Vice President and
August 16, 2004                          Chief Financial Officer