Form 10-Q
period 2004-09-30
FANSTEEL INC
filed 2004-11-15
CIK 34471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMER 30, 2004

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

From                        to
     ----------------------    ----------------------

                          Commission File Number 1-8676
                                  FANSTEEL INC.
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                            36-1058780
  ---------------------                               ------------------------
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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act
of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at November 1, 2004
------------------------------             -----------------------------------
 Common Stock, $.01 par value                       3,025,274 shares

                                  FANSTEEL INC.
                                FORM 10-Q - INDEX
                               September 30, 2004

PART I.        FINANCIAL INFORMATION                                                       Page No.
                                                                                           --------

Item 1         Financial Statements:
               Consolidated Statement of Operations (unaudited)- Three months                   3
               ended September 30, 2004 (Successor Company), three months ended
               September 30, 2003 (Predecessor Company), eight months ended
               September 30, 2004 (Successor Company), one month ended January
               23, 2004, and nine months ended September 30, 2003 (Predecessor
               Company)

               Consolidated Balance Sheet - September 30, 2004 (Successor Company)              5
               (unaudited), and December 31, 2003 (Predecessor Company)

               Consolidated Statement of Cash Flow (unaudited)- Eight months                    7
               ended September 30, 2004 (Successor Company), one month
               ended January 23, 2004 and nine months ended September 30,
               2003 (Predecessor Company)

               Notes to Consolidated Financial Statements                                       8

Item 2         Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                    27

Item 3         Quantitative and Qualitative Disclosures of Market Risk                          35

Item 4         Controls and Procedures                                                          35

PART II.       OTHER INFORMATION                                                                36

Item 1         Legal Proceedings                                                                36

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds                      37

Item 3         Defaults Upon Senior Securities                                                  37

Item 4         Submission of Matters to a Vote of Security Holders                              37

Item 5         Other Information                                                                37

Item 6         Exhibits and Reports on Form 8-K                                                 37

Signatures                                                                                      39

Exhibit 10.1   Employment Agreement for Gary l. Tessitore and Amendment
Exhibit 10.2   Employment Agreement for R. Michael McEntee and Amendment
Exhibit 31.1   Certifications- Gary L. Tessitore
Exhibit 31.2   Certifications- R. Michael McEntee
Exhibit 32.1   Certification

                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                                  Fansteel Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                               Successor Company   Predecessor Company
                                                                  Three Months         Three Months
                                                                     Ended                Ended
                                                               September 30, 2004   September 30, 2003
                                                               ------------------   ------------------

Net sales                                                         $ 15,346,756          $ 13,402,609

Cost and expenses
   Cost of products sold                                            13,004,028            11,569,433
   Selling, general and administrative                               2,092,543             2,235,677
                                                                  ------------          ------------
                                                                    15,096,571            13,805,110
                                                                  ------------          ------------

Operating income (loss)                                                250,185              (402,501)

Other income (expense)
   Interest expense                                                   (225,863)             (285,359)
   Other                                                                (4,838)               95,982
                                                                  ------------          ------------
                                                                      (230,701)             (189,377)
                                                                  ------------          ------------

Income (loss) from continuing operations before
reorganization items and income tax                                     19,484              (591,878)

Reorganization items                                                   (18,000)           (2,280,026)
                                                                  ------------          ------------

Income (loss) from continuing operations before  income taxes
                                                                         1,484            (2,871,904)
Income tax  provision                                                     --                    --
                                                                  ------------          ------------

Income (loss) from continuing operations                                 1,484            (2,871,904)

Income (loss) from discontinued operations                            (961,829)            2,605,417
                                                                  ------------          ------------
Net loss                                                          $   (960,345)         $   (266,487)
                                                                  ============          ============

Weighted average number of common shares
outstanding                                                          3,420,000             8,698,858
Basic and diluted net income (loss) per share(a)
   Continuing operations                                          $       0.00          $      (0.33)
   Discontinued operations                                               (0.28)                 0.30
                                                                  ------------          ------------
   Net loss                                                       $      (0.28)         $      (0.03)
                                                                  ============          ============

--------
a  Basic earnings per share and diluted earnings per share are the same.

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                        Successor                   Predecessor Company
                                                         Company           ---------------------------------------
                                                       Eight Months           One Month            Nine Months
                                                          Ended                 Ended                 Ended
                                                    September 30, 2004     January 23, 2004     September 30, 2003
                                                    ------------------     ----------------     ------------------

Net sales                                              $ 45,512,516          $  3,263,267          $ 43,368,668

Cost and expenses
   Cost of products sold                                 37,474,453             2,971,175            35,472,172
   Selling, general and administrative                    5,659,104               571,689             8,216,786
                                                       ------------          ------------          ------------
                                                         43,133,557             3,542,864            43,688,958
                                                       ------------          ------------          ------------

Operating income (loss)                                   2,378,959              (279,597)             (320,290)

Other income (expense)
   Interest expense                                        (527,607)              (43,977)             (584,581)
   Other                                                     25,571                (7,198)              110,072
                                                       ------------          ------------          ------------
                                                           (502,036)              (51,175)             (474,509)
                                                       ------------          ------------          ------------

Income (loss) from continuing operations
  before reorganization items and income taxes
                                                          1,876,923              (330,772)             (794,799)
Reorganization items                                       (428,999)             (340,286)           (5,976,861)
Fresh start adjustments                                        --              42,927,000                  --
Gain on debt discharge                                         --              15,576,000                  --
                                                       ------------          ------------          ------------
Income (loss) from continuing operations
   before income taxes                                    1,447,924            57,831,942            (6,771,660)
Income tax provision                                           --                    --                    --
                                                       ------------          ------------          ------------
Income (loss) from continuing operations                  1,447,924            57,831,942            (6,771,660)

Income (loss) from discontinued  operations              (1,758,498)                 --               1,432,456
                                                       ------------          ------------          ------------
Net income (loss)                                      $   (310,574)         $ 57,831,942          $ (5,339,204)
                                                       ============          ============          ============

Weighted average number of common  shares
   outstanding                                            3,420,000             8,698,858             8,698,858
Basic and diluted net income (loss) per share(a)
   Continuing operations                               $       0.42          $       6.65          $      (0.78)
   Discontinued operations                                    (0.51)                 --                    0.16
                                                       ------------          ------------          ------------
   Net income (loss)                                   $      (0.09)         $       6.65          $      (0.62)

                                                       ============          ============          ============

----------
a   Basic earnings per share and diluted earnings per share are the same.

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                           Consolidated Balance Sheet

                                                                    Successor        Predecessor
                                                                     Company          Company
                                                                  September 30,     December 31,
                                                                       2004            2003
                                                                  -------------     -----------
ASSETS                                                                      (Unaudited)

Current assets
   Cash and cash equivalents                                      $   436,837       $ 1,290,206
   Restricted cash                                                    318,426        13,377,660
   Accounts receivable, less allowance of $256,000 in
       2004 and $323,000 in 2003                                    9,828,846         7,864,348
   Income tax refund receivable                                          --             102,359
   Inventories
       Raw material and supplies                                    1,258,745         1,251,087
       Work-in process                                              4,447,788         4,178,808
       Finished goods                                                 776,130           730,181
                                                                  -----------       -----------
       Less:                                                        6,482,663         6,160,076
          Reserve to state certain inventories at LIFO cost              --             806,493
                                                                  -----------       -----------
               Total inventories                                    6,482,663         5,353,583
   Other assets - current                                           1,592,301         1,007,400
                                                                  -----------       -----------
Total current assets                                               18,659,073        28,995,556
                                                                  -----------       -----------

Property, plant and equipment
   Land                                                             1,084,419           957,630
   Buildings                                                        4,784,362         7,720,354
   Machinery and equipment                                          7,216,005        25,122,992
                                                                  -----------       -----------
                                                                   13,084,786        33,800,976
   Less accumulated depreciation                                    1,002,375        22,817,464
                                                                  -----------       -----------
       Net property, plant and equipment                           12,082,411        10,983,512
                                                                  -----------       -----------

Net assets of discontinued operations                                    --              73,504
                                                                  -----------       -----------

Other assets
   Deposits                                                         5,719,844         6,058,331
   Reorganization value in excess of amounts allocable
       to identified assets                                        12,893,734              --
   Property held for sale                                           2,447,500         2,207,060
   Other                                                               97,719           170,885
                                                                  -----------       -----------
       Total other assets                                          21,158,797         8,436,276
                                                                  -----------       -----------

                                                                  $51,900,281       $48,488,848
                                                                  ===========       ===========

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                           Consolidated Balance Sheet

                                                     Successor         Predecessor
                                                      Company           Company
                                                   September 30,       December 31,
                                                        2004               2003
                                                   -------------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)      (Unaudited)

Current liabilities
     Accounts payable                               $  6,222,408       $  5,742,752
     Accrued liabilities                               6,211,662          8,762,321
     Income taxes                                        319,286              8,890
     Short-term borrowings                             6,635,170
     Current maturities of long-term debt              1,569,523             24,000
                                                    ------------       ------------
          Total current liabilities                   20,958,049         14,537,963
                                                    ------------       ------------

Long-term debt                                         5,598,101             42,276
                                                    ------------       ------------

Other liabilities - environmental remediation         25,329,620          1,174,389
                                                    ------------       ------------

Total liabilities not subject to compromise           51,885,770         15,754,628
                                                    ------------       ------------

Liabilities subject to compromise                           --           90,242,762
                                                    ------------       ------------

Shareholders' equity (deficit)                            14,511        (57,508,542)
                                                    ------------       ------------

Total liabilities and shareholders' equity          $ 51,900,281       $ 48,488,848
                                                    ============       ============

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                    Successor
                                                                     Company        Predecessor Company
                                                                   ------------    ----------------------------
                                                                   Eight Months      One Month      Nine Months
                                                                      Ended           Ended           Ended
                                                                   September 30,    January 23,    September 30,
                                                                       2004           2004             2003
                                                                   ------------    ------------    ------------

Cash Flows From Operating Activities:
   Net income (loss)                                               $   (310,574)   $ 57,831,942    $ (5,339,204)
   Adjustments to reconcile net income (loss) to net cash
       (used in) operating activities:
       Depreciation and amortization                                  1,007,793          87,966       1,011,808
       Fresh start adjustments                                             --       (42,927,000)           --
       Gain on discharge of debt                                           --       (15,576,000)           --
       Loss (income) from discontinued operations                     1,758,498            --        (1,432,456)
       (Gain) loss from disposals of property, plant and
         equipment                                                      (32,917)           --           138,768
       Change in assets and liabilities:
          Increase in accounts receivable                            (1,879,629)       (384,869)       (433,568)
          Decrease in income tax refunds receivable                      61,700            --           276,229
          (Increase) decrease in inventories                            (79,218)       (298,878)        982,499
          (Increase) decrease in other assets - current                (820,749)         85,571       1,305,880
          (Decrease) increase in accounts payable and
             accrued liabilities                                     (3,015,971)         32,091       2,821,734
          Decrease (increase) in liabilities subject to
            compromise                                                     --           300,000      (1,411,094)
          Decrease in income taxes payable                              (17,650)         (8,272)         (2,685)
          Increase in other assets                                      299,945             765         429,385
                                                                   ------------    ------------    ------------
             Net cash used in operating activities                   (3,028,772)       (856,684)     (1,652,704)
                                                                   ------------    ------------    ------------

Cash Flows From Investing Activities:
   (Increase) decrease in restricted cash                              (318,426)        379,457       2,078,425
    Proceeds from sale of property, plant and equipment                  34,000            --              --
   Capital expenditures                                                 (70,009)         (3,155)       (614,938)
                                                                   ------------    ------------    ------------
             Net cash (used in) provided by investing activities       (354,435)        376,302       1,463,487
                                                                   ------------    ------------    ------------

Cash Flows From Financing Activities:
   Proceeds from short-term borrowing                                 4,451,287            --              --
   Payments on long-term debt                                          (245,358)         (2,000)           --
   Proceeds from long-term debt                                            --              --              --
                                                                   ------------    ------------    ------------
             Net cash provided by (used in) financing activities      4,205,929          (2,000)           --
                                                                   ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents
   from Continuing Operations                                           822,722        (482,382)       (189,217)
Cash Flows From Discontinued Operations                              (1,385,672)        191,963      (3,223,573)
                                                                   ------------    ------------    ------------
Net Decrease in Cash and Cash Equivalents                              (562,950)       (290,419)     (3,412,790)
Cash and Cash Equivalents at Beginning of Period                        999,787       1,290,206       4,664,812
                                                                   ------------    ------------    ------------
Cash and Cash Equivalents at End of Period                         $    436,837    $    999,787    $  1,252,022
                                                                   ============    ============    ============

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

     The consolidated financial statements as of and for the periods ending
September 30, 2004, January 23, 2004, and September 30, 2003 of Fansteel Inc.
are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended September 30,
2004 are not necessarily indicative of the results that may be expected for the period ending December 31, 2004.

     Fansteel Inc. and its subsidiaries ("Fansteel" or the "Company") is a manufacturer of engineered metal components used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, and plumbing and electrical hardware industries.

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

     The Company considers all debt investments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2004 and December
31, 2003, the Company had not purchased any debt investments with a maturity of three months or less.

     Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts. The Company records such allowances based on a number of factors, including historical trends and specific customer liquidity.

     Starting January 23, 2004, inventories are valued at the lower of cost, determined on the "first-in, first-out" (FIFO) basis, or market. Prior to
January 23, 2004, substantial portions of the

inventories were valued at lower of cost, determined on the "last-in, last-out"
(LIFO) basis, or market. Costs include direct material, labor and applicable manufacturing overhead.

     Acquisitions of properties and additions to existing facilities and equipment are recorded at cost. For financial reporting purposes, straight-line depreciation is used. The estimated useful lives for machinery and equipment range from 3 years to 15 years while the estimated useful lives of buildings are
39 years. Accelerated depreciation is used for income tax purposes.

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

     The functional currency for the Company's foreign operation is the applicable local currency. The translation from the applicable foreign currency to U.S. Dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of shareholders' equity (deficit). Gains or losses resulting from foreign currency transactions are included in other income. For the eight months ended September 30, 2004 comprehensive loss was
$316,003. For the one month ended January 23, 2004, comprehensive income equaled net income. For the nine months ended September 30, 2003 comprehensive loss was
$5,340,161. The difference between comprehensive income (loss) and net income
(loss) was due to foreign currency translation adjustments.

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

(Dollars in thousands, except for earnings                  Eight Months      One Month       Nine Months
per-share)                                                      Ended       Ended January   Ended September
                                                            September 30,     23, 2004         30, 2003
                                                                2004
                                                            -------------   ------------    --------------

(a) Net income (loss)                                           $ (311)       $57,832         $(5,339)

After-tax adjustment of stock-based compensation costs:
   Intrinsic-value method                                         --             --              --
   Fair-value method                                              --             --              --
Pro Forma - Net income (loss)                                   $ (311)       $57,832         $(5,339)

(b) Net income (loss) per share

Basic and Diluted                                               $ (.09)       $  6.65         $ (0.62)
Adjustment of stock-based compensation costs:
   Intrinsic-value method                                         --             --              --
   Fair-value method                                              --             --              --
Pro Forma - Net income (loss) per share                         $ (.09)       $  6.65         $ (0.62)

     In January 2003, the FASB issued Financial Interpretation ("FIN") No. 46,
"Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities ("VIEs"), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for entities to support their activities. FIN No. 46 requires that (1) companies consolidate VIEs if they are required to recognize the majority of such entities' gains and losses and (2) disclosures be made regarding VIEs that companies are not required to consolidate but in which they have a significant variable interest. As of September 30, 2004, Fansteel does not have any VIE's which are not consolidated.

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
The stockholders of the Predecessor Company are entitled by the Plan to receive approximately 24% of the New Common Stock. All of the foregoing percentages are, pursuant to the Plan, subjected to dilution by the 5% of New Common Stock reserved for an employee stock plan.

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
Additional distributions of cash and stock have been made, and will continue to be made in accordance with the Plan as previously disputed unsecured claims are adjudicated. The Plan also provides that holders of allowed general unsecured claims are to receive 70% of the net proceeds of the settlement or recoveries in respect of avoidance actions commenced by the Debtors seeking approximately $6 million. A dispute concerning how certain settlements are structured for purposes of applying the proceeds was settled and approved by the court on April
29, 2004. The settlement, in relevant part, makes clear the Company's entitlement to (a) 30% of the net proceeds solely from new cash (as opposed to the assignment or waiver of claims) and (b) be reimbursed for any and all expenses of the litigation from the new cash, and, if necessary, from up to
$500,000 of cash currently reserved on account of disputed claims.

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

     The Plan also provides for settlement of various existing and potential environmental claims and obligations of the Debtors. In particular, the Plan provides for the following treatment of environmental claims and obligations with respect to the various properties as set forth below in full satisfaction and release of all such environmental claims against and obligations of any
Debtor or its successors:

          (a) Holders of environmental claims and/or obligations arising from or with respect to the property at Number Ten Tantalum Place, Muskogee, Oklahoma
(the "Muskogee Facility") shall receive and/or be the beneficiaries of the remediation of the Muskogee Facility to be undertaken by FMRI, Inc. ("FMRI"), one of the special purpose subsidiaries of the Company formed pursuant to the
Plan. FMRI (and not Fansteel Inc.), pursuant to an Amended Decommissioning Plan and an Amended License (collectively, the "NRC License") issued by the Nuclear
Regulatory Commission (the "NRC"), is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken in accordance with respect to the Muskogee Facility. Pursuant to the Plan, the operations of
FMRI are to be funded primarily by the proceeds of certain non-interest bearing notes issued to FMRI by Fansteel Inc. as follows:

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

     On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspects of the NRC License. The State of Oklahoma challenged a number of aspects of the NRC
License, including the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. On May 26, 2004, the administrative law judge overseeing the proceeding issued his decision, finding in favor of FMRI and against the State of Oklahoma on all matters under consideration. The State of Oklahoma's ability to appeal the ruling of the administrative law judge expired on June 15, 2004 such that the ruling of the administrative law judge is now final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Reorganization Plan, including precluding FMRI from undertaking to commence certain actions required by the NRC
License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC
License required FMRI (i) by September 1, 2004, to commence Phase 1 work of removing certain residue materials ("WIP") from the site and (ii) by March 31,
2006 to complete the removal of the WIP materials. Realizing its inability to satisfy certain of its NRC License conditions, FMRI timely notified the NRC and commenced discussions with the NRC and third parties with a view to, as soon as possible and subject to available funding, commence and complete Phase 1 remediation. Unfortunately, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to commence removal of WIP materials. As a result, FMRI remains in violation of its NRC License but continues to maintain the health and safety of the Muskogee Facility. Fansteel can provide no assurance that FMRI will be able to reach consensus with the NRC and eliminate the existing violations. Notwithstanding FMRI's violations, the obligations of
Fansteel with respect to the Muskogee Facility are unchanged and remain limited to Fansteel's obligations to FMRI under the FMRI Notes, as described in the
Reorganization Plan. However, if FMRI is unable to reach consensus with the NRC on necessary modifications to its license, it could have an adverse effect on the Company.

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
Pursuant to the Plan, the North Chicago Facility, consisting of Fansteel's real property and other assets associated with its operation, was transferred to NCI on the Effective Date. NCI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken with respect to the North Chicago Facility. The operations of NCI are to be funded primarily from proceeds of certain non-interest bearing notes issued to NCI by Fansteel Inc. as follows:

               (i) A $2.17 million unsecured note maturing December 31, 2013 with payments matched to correspond to NCI's anticipated expenditures for remediation costs of the North Chicago Facility; and

               (ii) An unsecured contingent note of up to $500,000 if the costs of performing the response actions at the North Chicago Facility will exceed
$2,025,000.

     On November 13, 2003 the City of North Chicago (the "City") and Fansteel
executed an option agreement (the "Option") allowing the City to acquire the
North Chicago Facility for $1.4 million. The City had until August 31, 2004 to exercise the Option. However, Fansteel and NCI initially agreed to extend the
Option until November 29, 2004 and subsequently to January 31, 2005 in consideration of, among other things, the extension of certain free rent to the
Company for usage of certain space in the North Chicago Facility if and after the City exercises the Option. Upon exercise of the Option, NCI is obligated under the Plan to transfer any funds received from the City to the United States
Environmental Protection Agency (the "EPA") and will be released from any and all of its obligations to implement the North Chicago response action under the
North Chicago Consent Decree, subject to completing the environmental engineering/cost analysis report, and any outstanding notes issued by the
Company to NCI shall be cancelled. In addition, the Company will issue and deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance.

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
FLRI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Lexington
Facility and the operations of FLRI are to be funded primarily by:

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

          (d) Holders of environmental claims and/or obligations arising from or with respect to the property at 801 Market Street, Waukegan, Illinois (the
"Waukegan Facility"), shall receive and/or be the beneficiaries of the remediation of the Waukegan Facility to be undertaken by Waukegan, Inc. ("WI"), one of the special purpose subsidiaries formed pursuant to the Plan. Pursuant to the Plan, the Waukegan Facility, consisting of Fansteel's real property and other assets associated with the operation was transferred to WI. WI (and not
Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Waukegan Facility and the operations WI were to be funded by the proceeds of a $1.25 million unsecured, non-interest bearing note maturing December 31, 2013 issued by the Company to WI with payments matched to correspond to WI's anticipated expenditures for remediation costs. During June 2004, WI sold the Waukegan Facility to Ampsky &
Associates, LLC ("Ampsky") for approximately $100,000 in cash and the assumption/indemnification by Ampsky of all environment claims and obligations.
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
$132,000 (Polychlorinated Biphenyls or "PCB" Treatment), $460,898 (Operating
Industries), $25,000 (Li Tungsten), and $100,000 (Old Southington), and certain proceeds, if any, of insurance recoveries.

          (f) Substantially all of the environmental claims and obligations associated with the facility owned and operated by Wellman located at 1746
Commerce Road, Creston, Union County, Iowa (the "Iowa Facility") have been resolved in accordance with the Administrative Order on Consent by and between
Wellman Dynamics Corp., a subsidiary of the Company ("Wellman") and the EPA, approved by order of the Court on November 4, 2003. The Administrative Order on
Consent provides for EPA approval of a work plan to characterize the extent of any contamination associated with certain Solid Waste Management Units ("SWMUs")
and evaluation of alternatives to remediate any residual contamination associated with SWMUs in accordance with Wellman's on-going obligations under the Resource Conservation and Recovery Act of 1976 and the Waste Disposal
Amendments of 1984 (collectively, "RCRA") at the Iowa Facility. Wellman estimates the costs associated with the closure activities for the SWMUs will be approximately $2,166,000 through 2009. Environmental liabilities are estimated to be funded from the cash flow generated by operations of Wellman.

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

     The calculated reorganization value was based on a variety of estimates and assumptions about circumstances and events not all of which have taken place to date. These estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the Company's control. In addition to relying on management's projections, the valuation analysis made a number of assumptions including, but not limited to, a successful and timely reorganization of the Company's capital structure and the continuation of current market conditions through the forecast period.

     The effects of the Plan and the application of fresh start accounting on the Company's pre-confirmation consolidated balance sheet are as follows (in thousands):

                                               Predecessor                                          Successor
                                                 Company                                             Company
                                               January 23,    Reorganization       Fresh Start      January 23,
                                                  2004          Adjustments        Adjustments        2004
                                               ----------     --------------       -----------      ----------

Current assets:
  Cash                                          $    702         $   298 (a)            --           $ 1,000
  Restricted cash                                 12,998         (12,998)(a)            --              --
  Accounts receivable                              8,352            (341)(b)            --             8,011
  Inventories                                      5,652              --                 751 (c)       6,403
  Other assets - current                             921            (166)(d)            --               755
                                                --------         --------           --------         -------
Total current assets                              28,625          (13,207)               751          16,169
                                                --------         --------           --------         -------
Net property, plant & equipment                   10,133                               2,888 (e)      13,021
Reorganization value in excess of amounts
   allocable to identifiable assets                 --               --               12,894 (f)      12,894
Other assets - long term                           9,275             --                 (664)(g)       8,611
                                                --------         --------           --------         -------
Total assets                                    $ 48,033         $(13,207)          $ 15,869         $50,695
                                                ========         ========           ========         =======

Current liabilities
  Accounts payable                              $  6,111         $    317 (h)           --           $ 6,428
  Accrued liabilities                              8,412              418 (h)           --             8,830
  Accrued income taxes                                 9              328 (i)           --               337
  Short-term borrowings                             --              2,650 (a)           --             2,650
  Current maturities of
     long-term debt                                   24            1,055 (h)           --             1,079
                                                --------         --------           --------         -------
  Total current liabilities                       14,556            4,768               --            19,324
                                                --------         --------           --------         -------
  Long-term debt                                      42            9,775 (h)        (4,474) (i)       5,343
  Environmental
     Remediation                                   1,174           47,114 (j)       (22,584) (j)      25,704
  Liabilities subject to
     compromise                                   90,440          (90,440)(k)           --              --
  Shareholders' equity  (deficit)                (58,179)          15,576             42,927             324
                                                --------         --------           --------         -------
  Total liabilities and equity                  $ 48,033         $(13,207)          $ 15,869         $50,695
                                                ========         ========           ========         =======

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

                                        Eight Months       One Month      Nine Months
                                            Ended            Ended          Ended
                                        September 30,     January 23,    September 30,
Numerator:                                  2004             2004            2003
                                         -----------      -----------     -----------

  Net income (loss)                      $  (310,574)     $57,831,942     $(5,339,204)
Denominator:
  Denominator for basic earnings
  per share- weighted average shares       3,420,000        8,698,858       8,698,858
Effect of dilutive securities
  Employee stock options                        --               --              --
  Employee restricted stock                     --               --              --
                                         -----------      -----------     -----------
Dilutive potential common shares           3,420,000        8,698,858       8,698,858
                                         ===========      ===========     ===========
Basic earnings per share                       $(.09)           $6.65          $(0.62)
                                         ===========      ===========     ===========
Diluted earnings per share                     $(.09)           $6.65          $(0.62)
                                         ===========      ===========     ===========

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

     During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility. Pursuant to the Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility (see Note 3). In December 2003,
the NRC approved the issuance of the NRC License to FMRI. At December 31, 2003, the liability for the environmental remediation decreased from $41.6 million to
$38.8 million due to planned spending for remediation, safety and security. At
September 30, 2004, the gross estimated liability was $37.5 million and the recorded discounted liability, using a discount rate of 11.3%, was $19.5 million. This liability could be reduced by potential net insurance recoveries that the Company is seeking from its insurers, but there is no assurance any net recoveries will be received.

     In September 2000, the EPA issued a unilateral administrative order under
Section 106 of CERCLA requiring the Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site"). The Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003. The proposed remedial actions at the North Chicago Facility are estimated to cost $2.17 million, for which a liability was recorded at January
23, 2004. At September 30, 2004, the gross estimated liability was $2.05 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.70 million. This liability could be

reduced by potential net insurance recoveries that the Company is seeking from its insurers, but there is no assurance any net recoveries will be received.

     The Lexington Facility was constructed in 1954 and ceased operations in
2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility. To
Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare. In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that Fansteel submit a plan for further characterization of the facility. Fansteel submitted a letter to the KNREPC in June 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI. FLRI anticipates implementing the Site Characterization Plan in 2006 and has estimated $1.78 million to perform the remedial activities and a liability in that amount was recorded at January 23, 2004. At September 30, 2004 the gross estimated liability was $1.66 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.21 million. This liability could be reduced by potential net insurance recoveries that the Company is seeking from its insurers, but there is no assurance any net recoveries will be received.

     The buildings at the former Waukegan Facility have been demolished and only foundations remain. As part of the Fansteel's environmental audit, soil and groundwater samples were collected in 1998, which revealed the presence of petroleum and PCBs in the soils and groundwater. While the contamination does not pose an imminent threat to health, safety or welfare, remediation will be required to satisfy the Illinois Environmental Protection Agency Tiered Approach
to Corrective Action Objectives, ("TACO") cleanup standards. The Company estimated that the cost to remediate the site to achieve TACO standards will be
$1.25 million, for which a liability is recorded at January 23, 2004. On June
29, 2004, WI, sold its only asset consisting of land in Waukegan IL, for
$100,000 in cash and the assumption by the buyer of all environmental remediation of the site. The estimated cost of remediation was $1,250,000 to be expended within 9 years. Fansteel Inc. was to fund the cleanup through an unsecured note payable to WI maturing on December 31, 2012. WI is a 100% owned special purpose subsidiary organized as part of the plan of reorganization that was effective January 23, 2004 for the purpose of environmental remediation of the property owned in Waukegan, Illinois. In connection with the sale of this property, the buyer provided a standby letter of credit for $1,250,000 as financial assurance to the City of Waukegan for remediation. As part of the sale, the Department of Justice on behalf of the U.S. Government, pursuant to a settlement agreement, agreed to the buyer's assumption of all of the environmental obligations of WI and the cancellation of the note payable from
Fansteel Inc. to WI.

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

NOTE 8 - ACCRUED LIABILITIES

     Accrued liabilities include the following at:

                                     September 30,      December 31,
                                         2004               2003
                                     -------------      ------------

Payroll and related costs             $1,828,218         $1,756,298
Taxes, other than income                 214,510            231,235
Profit sharing                           494,209            481,743
Insurance                              2,568,481          2,427,831
Environmental                            244,910            163,929
Professional fees                        359,777          3,304,616
Other                                    501,557            396,669
                                      ----------         ----------
                                      $6,211,662         $8,762,321
                                      ==========         ==========

NOTE 9 - OTHER ENVIRONMENTAL REMEDIATION

     Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA
Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by
Wellman. Wellman has estimated that the cost for conducting the RFI/CMS will be
$2,147,000 from 2004 to 2009. At September 30, 2004 the gross estimated liability was 2.1 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.58 million.

     Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand. It is anticipated, based upon recent projection by third party consultants, that Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at September 30, 2004 was $433,000.

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
Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill. However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time. The estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at September 30, 2004 was $410,000.
This liability could be reduced by potential net insurance recoveries that the
Company is seeking from its insurers, but there is no assurance any net recoveries will be received.

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

NOTE 10 - DEBT

     Short-term borrowings consisted of the following:

                                                           September 30,   December 31,
                                                               2004            2003
                                                           ------------    ------------

Revolving line of credit through Congress Financial         $6,635,170          $--
                                                            ----------       ------
Total short-term borrowings                                 $6,635,170          $--
                                                            ==========       ======

     On January 23, 2004, the Company entered into a secured credit facility with Congress Financial Corp. The new credit facility provides up to $10 million in credit, which is comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to a borrowing base comprised of a percentage of eligible accounts receivable and $2 million for machinery and equipment. Revolving loans are due and payable in full on
January 23, 2007. The Company is required to meet certain financial covenants to achieve certain EBITDA and that limit future capital expenditures. The interest rate on the line is prime plus 1% (weighted average rate of 5%) and there is a
..5% unused line fee. Substantially all of the assets of the Company are pledged as security for this financing. Borrowing under the revolving line of credit is included as short-term borrowings. At September 30, 2004, the Company had letters of credit for $769,000 outstanding for casualty insurance collateral under the new credit facility with an interest rate of 2.5%.

     Long-term debt consisted of the following:

                                                                     September 30,   December 31,
                                                                         2004            2003
                                                                     -------------   ------------

PBGC, non-interest bearing ten-year note, due from 2004 to 2013
    (net of an imputed discount of $3,851,548 at an interest
    rate of 11.3%)                                                    $5,648,452              $--
Loans from various Pennsylvania economic agencies
  with interest rates ranging from 2.0% to 5.5%, due
  from 2008 to 2009                                                      945,896             --
Loans from Decommissioning Trust for FMRI                                525,000             --
Capital lease, non-interest bearing, due 2005                             48,276           66,276
                                                                      ----------       ----------
                                                                       7,167,624           66,276
                                                                      ----------       ----------
Less current maturities                                                1,569,523           24,000
                                                                      ----------       ----------
Total long-term debt                                                  $5,598,101       $   42,276
                                                                      ==========       ==========

     The Pension Benefit Guarantee Corporation note is collateralized by land, building and equipment located in Mexico with a book value of $1,859,000 at
September 30, 2004. The Pennsylvania long-term debt is collateralized by machinery and equipment with a net book value of $817,000 at September 30, 2004.

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

                                                                           Operating
                                                                 Net         Income
                                                                Sales        (Loss)
                                                             -----------   -----------

THIRD QUARTER 2004 (SUCCESSOR COMPANY)
    Advanced Structures                                      $ 5,324,706   $  (223,630)
    Industrial Metal Components                               10,022,050       473,815
    Corporate                                                       --            --
                                                             -----------   -----------
           Consolidated                                      $15,346,756   $   250,185
                                                             ===========   ===========

THIRD QUARTER 2003 (PREDECESSOR COMPANY)
  Advanced Structures                                        $ 4,630,119   $  (114,473)
  Industrial Metal Components                                  8,772,490      (288,028)
  Corporate                                                         --            --
                                                             -----------   -----------
     Consolidated                                            $13,402,609   $  (402,501)
                                                             ===========   ===========

EIGHT MONTHS ENDED SEPTEMBER 30, 2004
(SUCCESSOR COMPANY)
    Advanced Structures                                      $16,730,414   $   289,090
    Industrial Metal Components                               28,782,102     2,089,869
    Corporate                                                       --            --
                                                             -----------   -----------
           Consolidated                                      $45,512,516   $ 2,378,959
                                                             ===========   ===========

ONE MONTH ENDED JANUARY 23, 2004
(PREDECESSOR COMPANY)
  Advanced Structures                                        $   926,011   $  (297,436)
  Industrial Metal Components                                  2,337,256        17,839
  Corporate                                                         --            --
                                                             -----------   -----------
     Consolidated                                            $ 3,263,267   $  (279,597)
                                                             ===========   ===========

NINE MONTHS ENDED SEPTEMBER 30, 2003 (PREDECESSOR COMPANY)
  Advanced Structures                                        $12,950,116   $(1,130,288)
  Industrial Metal Components                                 30,418,552       887,316
  Corporate                                                         --         (77,318)
                                                             -----------   -----------
     Consolidated                                            $43,368,668   $  (320,290)
                                                             ===========   ===========

     The identifiable assets are as follows:

                                                            September 30,  December 31,
                                                                2004          2003
                                                            -------------  -----------

IDENTIFIABLE ASSETS:
  Advanced Structures                                        $12,350,920   $ 8,742,605
  Industrial Metal Components                                 16,155,966    18,091,794
  Reorganization value in excess of amounts allocable
   to identified assets                                       12,893,734          --
  Corporate / Discontinued                                    10,499,661    21,654,449
                                                             -----------   -----------
           Total Assets                                      $51,900,281   $48,488,848
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

                                              Eight Months      One Month        Nine Months
                                                 Ended            Ended            Ended
                                             September 30,      January 23,    September 30,
                                                  2004             2004            2003
                                             -------------      ----------     -------------

Components of net periodic-benefit costs
  Service cost                                 $ 113,904        $  14,238        $ 124,047
  Interest cost                                  232,416           29,052          263,535
  Expected rate of return                        290,392          (36,299)        (323,511)
  Amortization of prior service costs                 48                6               48
                                               ---------        ---------        ---------
Total net periodic-benefit cost                $  55,976        $   6,997        $  64,119
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

     The Company emerged from bankruptcy during its first quarter financial reporting period of 2004. For financial statement purposes, the Company's results of operations and cash flows have been separated before and after the
Effective Date due to the change in basis of accounting in the underlying assets and liabilities resulting from application of fresh start accounting. To facilitate a meaningful comparison of the Company's performance, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the nine months ended September 30, 2004 represent the mathematic addition of the historical amounts for the Predecessor Company for the one month ended January
23, 2004 and the Successor Company for the eight months ended September 30,
2004. Management believes that a combined discussion of Predecessor Company and
Successor Company periods is reasonable and appropriate because there were no material adjustments to the presented items other than depreciation, amortization and interest expense resulting from adoption of fresh start reporting.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto.

2004 THIRD QUARTER AS COMPARED TO 2003 THIRD QUARTER

Net Sales

     The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

                                                 Third Quarter    Third Quarter
Net Sales                                             2004            2003
                                                 -------------    -------------

  Advanced Structures                             $ 5,324,706      $ 4,630,119
  Industrial Metal Components                      10,022,050        8,772,490
                                                  -----------      -----------
                                                  $15,346,756      $13,402,609
                                                  ===========      ===========

     Consolidated net sales for the third quarter 2004 were 14.5% higher than the third quarter 2003.

     The Advanced Structures' net sales for the third quarter 2004 were
$695,000, or 15.0% higher, as compared to the third quarter 2003. This improvement is attributed to increased sales of castings for engine components for military programs, private jets and regional jets.

     The Industrial Metal Components' net sales for the third quarter 2004 increased $1,250,000, or 14.2%, as sales of powdered metal components and investment castings improved primarily for components sold to automobile related customers, partially offset by a decrease in special wire form sales due to the loss of a major customer in the lawn and garden market. This customer changed its method of procuring wire forms, using a third-party integrator instead of directly purchasing from a manufacturer, in an attempt to source the product offshore. Net sales of special wire forms were 8.7% lower in the third quarter
2004, as compared to the third quarter 2003 as the Company has been able to retain a small portion of this business by selling to the third party integrator. Net sales of powdered metal components improved 31.4% due to an increase in automotive components, primarily for the light duty truck market.
Net sales of investment casting increased 18.1% in the third quarter 2004, as compared to the third quarter 2003, due to an increase in castings and the related machining and assembly for light duty truck engines.

Operating Income (Loss)

     The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:

                                                Third Quarter     Third Quarter
Operating Income (Loss)                             2004             2003
                                                -------------     -------------

  Advanced Structures                             $(223,630)       $(114,473)
  Industrial Metal Components                       473,815         (288,028)
  Corporate                                            --               --
                                                  ---------        ---------
                                                  $ 250,185        $(402,501)
                                                  =========        =========

     Operating income of $250,000 for the third quarter 2004 improved from an operating loss of $403,000 in the third quarter 2003, due to higher sales and lower administrative expenses primarily related to reduced employee related costs and insurance expenses.

     Operating loss of $224,000 in the Advanced Structures segment for the third quarter 2004 was worse than an operating loss of $114,000 in the third quarter
2003, due to higher scrap on newer programs.

     Operating income of $474,000 in the Industrial Metal Components segment for the third quarter 2004 improved from an operating loss in the third quarter 2003 of $288,000. The increase in the operating income is primarily the result of higher sales in investment castings and powdered metal components as well as cost reductions at all three product lines in the segment.

Other Income (Expenses)

     The following table sets forth the combined other income (expense) of the
Company included in the consolidated statement of operations:

                                               Third Quarter     Third Quarter
Other expense                                      2004              2003
                                               ------------      -------------

  Interest expenses                              $(225,863)       $(285,359)
  Other                                             (4,838)          95,982
                                                 ---------        ---------
                                                 $(230,701)       $(189,377)
                                                 =========        =========

     Other expense in total increased $41,000 in the third quarter 2004 compared with the third quarter 2003, as the third quarter of 2003 included a gain of
$114,000 from sale of real estate. Interest expenses were lower in the third quarter 2004 as a result of a one-time adjustment of $133,000 in 2003 for interest on a secured loan while in bankruptcy.

Reorganization Items

     Reorganization items relate to U.S. Trustee and bankruptcy professional fees. The third quarter 2004 reorganization expenses were $18,000, as compared to $2,280,000 in the third quarter 2003, as the Company emerged from Chapter 11 on January 23, 2004, the Effective Date.

Discontinued Operations

     Discontinued operations reported a loss of $962,000 in the third quarter
2004. This loss relates to the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and the pension note for the
Pension Plan, as well as charges related to employee benefits from operations sold or closed in 2003. In the third quarter 2003, discontinued operations reported a gain of $2,605,000, which related to a tax refund of $3,723,000 related to losses from environmental liabilities at discontinued operations reduced by operating losses at the Industrial Tool segment and California Drop
Forge operations sold in 2003 as part of the Plan of Reorganization.

Income taxes

     No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets, except for the gain in discontinued
operations from the carry-back refund from the net operating loss related to environmental liabilities.

Net Income (Loss)

     Net loss of $960,000 in the third quarter 2004 resulted in no earnings per share from continuing operations and a loss per share of $.28 from discontinued
operations. Net loss for the third quarter 2003 was $266,000 with loss per share of $.33 from continuing operations and earnings per share of $.30 from discontinued operations.

2004 NINE MONTHS AS COMPARED TO 2003 NINE MONTHS

Net Sales

     The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

                                             Nine months ended   Nine months ended
                                                September 30,        September 30,
Net Sales                                          2004                2003
                                             ------------------  ------------------

Advanced Structures                             $17,656,425          $12,950,116
Industrial Metal Components                      31,119,358           30,418,552
                                                -----------          -----------
                                                $48,775,783          $43,368,668
                                                ===========          ===========

     Consolidated net sales for the nine months ended September 30, 2004 were
12.5% higher than the same period in 2003.

     The Advanced Structures' net sales for the nine months ended September 30,
2004 were higher by $4.7 million, or 36.3%, as compared with the nine months ended September 30, 2003. This improvement is attributed to increased sales of castings for military programs related to aircraft engine and helicopter components, as well as, engine components for regional jets and private jets.
Tooling sales doubled in 2004, primarily for new products to foreign customers, and were 23% of the increase in sales.

     The Industrial Metal Components' net sales for the nine months ended
September 30, 2004 increased $701,000, or 2.3%, with greater demand from the automotive market for investment casting and powdered metal components reduced by lower special wire form sales due to the loss of a major customer in the lawn and garden market. This customer changed its method of procuring wire forms, using a third-party integrator instead of directly purchasing from a manufacturer, in an attempt to source the product offshore. Net sales of special wire forms were 20.9% lower in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The Company has been able to retain a small portion of this business by selling to the third party integrator. Net sales of investment casting were 6% higher in the nine months ended September 30, 2004 as compared with the nine months ended September 30,
2003, due to an increase in sales of diesel engine components for light duty trucks to meet a change over to a different process, fine blanking, which will result in the loss of approximately $8 million in sales annually. Net sales of powdered metal components improved 20.9% due to an increase in automotive components, primarily for the light duty truck market.

Operating Income (Loss)

     The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:

                                           Nine months ended    Nine months ended
Operating Income (Loss)                   September 30, 2004   September 30, 2003
                                          ------------------   ------------------

  Advanced Structures                         $    (8,346)        $(1,130,288)
  Industrial Metal Components                   2,107,708             887,316
  Corporate                                          --               (77,318)
                                              -----------         -----------
                                              $ 2,099,362         $  (320,290)
                                              ===========         ===========

     Operating income of $2.1 million for the nine months ended September 30,
2004 improved from an operating loss of $321,000 in the nine months ended
September 30, 2003, due to higher sales and lower administrative expenses related primarily to reduced employee related costs and insurance expenses.

     Operating loss of $8,000 in the Advanced Structures segment for the nine months ended September 30, 2004 improved from an operating loss of $1,130,000 in the nine months ended September 30, 2003, due to higher volume and better manufacturing efficiencies. The sand casting operation in this segment has implemented continuous improvement programs that have improved production processing and manufacturing efficiency, but the high number of newer parts being produced has resulted in increased scrap.

     Operating income of $2,108,000 in the Industrial Metal Components segment for the nine months ended September 30, 2004 improved $1.2 million as compared to operating income in the nine months ended September 30, 2003. A majority of the improvement was in the investment casting operation, as cost reduction actions have reduced overhead costs in manufacturing and administrative expenses. The powdered metal operation improved in the nine months ended
September 30, 2004 compared to the nine months ended September 30, 2003, due to higher sales and reduced selling and administrative expenses. The special wire forms operation reported a higher operating loss in the nine months ended
September 30, 2004 compared to the same period in 2003 as sales decreased significantly due to the loss of a major customer, discussed above, and the temporary shutdown of the plating line from the last week of April through the second week of July due to a fatal accident causing an increase in outside processing costs.

Other Income (Expenses)

     The following table sets forth the combined other income (expense) of the
Company included in the consolidated statement of operations:

                                          Nine months ended   Nine months ended
                                            September 30,       September 30,
Other income (expense)                          2004                2003
                                          -----------------   -----------------

  Interest expenses                           $(571,584)         $(584,581)
  Other                                          18,373            110,072
                                              ---------          ---------
                                              $(553,211)         $(474,509)
                                              =========          =========

     Other expense increased $79,000 in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, as 2003 included a gain on the sale of real estate.

Reorganization Items

     For the nine months ended September 30, 2004, reorganization expenses related to U.S Trustee fees and bankruptcy professional fees were $769,000, as compared to $5,977,000 in the nine months ended September 30, 2003, as the
Company emerged from Chapter 11 on January 23, 2004.

Discontinued Operations

     Discontinued operations reported a loss of $1,758,000 in the nine months ended September 30, 2004. This loss relates to the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and the pension note for the Pension Plan as well as charges related to employee benefits from operations sold or closed in 2003, reduced by a gain of $773,000 being recognized on the sale of the land owed by special purpose subsidiary
Waukegan Inc. and assumption by the buyer of the related environmental liabilities at the site. In the nine months ended September 30, 2003, discontinued operations reported income of $1,432,000, which related to gain from a tax refund for environmental liabilities of $3,723,000 reduced by operating losses at the Industrial Tool segment and California Drop Forge operations sold in 2003 as part of the Plan of Reorganization.

Income taxes

     No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets, except for the gain in discontinued
operations from the carry-back refund from the net operating loss related to environmental liabilities.

Net Income (Loss)

     Net income of $57,521,000 in the nine months ended September 30, 2004 included a $15,576,000 gain from the discharge of debt under the Plan and a
$42,927,000 gain from the adoption of fresh start accounting. Net loss for the nine months ended September 30, 2003 was $5,339,000.

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2004, the Company had cash of $437,000 compared to
$1,290,000 of cash on December 31, 2003. Cash increased $340,000 from continuing operations and decreased $1,194,000 from discontinued operations in the nine months ended September 30, 2004. The significant reduction in working capital in the nine months ended September 30, 2004 related primarily to the use of restricted cash of $13 million to make payments to the unsecured creditors under the amended Plan.

Operating Activities

     During the nine months ended September 30, 2004, operating activities consumed $3.9 million of cash with $2.3 million related to an increase in accounts receivable due to higher sales. Accounts payable and accrued liabilities decreased $2.9 million, primarily for payments to bankruptcy professionals. In the nine months ended September 30, 2003 operating activities used $1.7 million with $1.4 million related to payments of liabilities subject to compromise for critical vendors and environmental health and safety costs.

Investing Activities

     Investing activities provided $22,000 in the nine months ended September
30, 2004, as compared to $1,463,000 provided in the nine months ended September
30, 2003, due to timing of receipts from restricted cash in 2003. Capital expenditures have only been $73,000 in 2004 compared with $615,000 in 2003.

Financing Activities

     Financing activities provided $4,204,000 in the nine months ended September
30, 2004, as compared to zero in the nine months ended September 30, 2003, with net borrowing from the revolving line of credit in the nine months ended
September 30, 2004 totaling $4.5 million, less payments of long-term debt of
$247,000.

     On the Effective Date, the Company entered into a secured credit facility with Congress Financial Corp. The new credit facility provides up to $10 million in credit, which is comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up a borrowing base comprised of a percentage of eligible accounts receivable and $2 million for machinery and equipment. Revolving loans are due and payable in full on
January 23, 2007. The Company is required to meet certain financial covenants to achieve certain EBITDA and that limit future capital expenditures, all of which have been met as of September 30, 2004. The interest rate on the line is prime plus 1% (weighted average rate of 5%) and there is a .5% unused line fee.
Substantially all of the assets of the Company are pledged as security for this financing. Borrowing under the revolving line of credit is included as short-term borrowings. At September 30, 2004, the Company had letters of credit for $769,000 outstanding primarily for casualty insurance collateral under the new credit facility with an interest rate of 2.5%.

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

INFLATION

     Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits. A significant portion of raw materials consumed by the Company are various steel alloys. Price increases were experienced in the nine months ended September 30, of 2004, following stable prices over the past few years. To offset these price increases, the Company began adding material surcharges in March 2004.

     Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

CONTRACTUAL OBLIGATIONS

     The following table summarizes payments due by year for the contractual obligations at September 30, 2004:

(In thousands)                                                                           After
                              Total     2004      2005      2006      2007      2008      2008
                             -------   -------   -------   -------   -------   -------   -------

PBGC Note                    $ 9,500   $   750   $   750   $   750   $   750   $   750   $ 5,750
PA economic agencies notes     1,104        79       274       289       305       143        14
Capital leases                    48         6        42      --        --        --        --
Operating leases                 246        68       127        41         5         5      --
Revolving line                 6,635      --        --        --       6,635      --        --
Letters of credit                769      --        --        --         769
Environmental liabilities     46,537       790     2,337     3,826     4,113     5,657    29,814
                             -------   -------   -------   -------   -------   -------   -------
Total                        $64,839   $ 1,693   $ 3,530   $ 4,906   $12,577   $ 6,555   $35,578
                             =======   =======   =======   =======   =======   =======   =======

     The above table excludes discounts of the long-term debt and environmental liabilities.

     The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules. A minimum annual funding of $1.4 million is required for environmental liabilities related to
FMRI.

     The revolving line of credit requires immediate repayment from cash receipts. Borrowings can be made as needed, based on availability. The availability at September 30, 2004 was $1.2 million.

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

     On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspects of the NRC License. The State of Oklahoma challenged a number of aspects of the NRC
License, including the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. On May 26, 2004, the administrative law judge overseeing the proceeding issued his decision, finding in favor of FMRI and against the State of Oklahoma on all matters under consideration. The State of Oklahoma's ability to appeal the ruling of the administrative law judge expired on June 15, 2004 such that the ruling of the administrative law judge is now final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Reorganization Plan, including precluding FMRI from undertaking to commence certain actions required by the NRC
License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC
License required FMRI (i) by September 1, 2004, to commence Phase 1 work of removing certain residue materials ("WIP") from the site and (ii) by March 31,
2005 to complete the removal of the WIP materials. Realizing its inability to satisfy certain of its NRC License conditions, FMRI timely notified the NRC and commenced discussions with the NRC and third parties with a view to, as soon as possible and subject to available funding, commence and complete Phase 1 remediation. Unfortunately, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to commence removal of WIP materials. As a result, FMRI remains in violation of its NRC License but continues to maintain the health and safety of the Muskogee Facility. Fansteel can provide no assurance that FMRI will be able to reach consensus with the NRC and eliminate the existing violations. Notwithstanding FMRI's violations, the obligations of
Fansteel with respect to the Muskogee Facility are unchanged and remain limited to Fansteel's obligations to FMRI under the FMRI Notes, as described in the
Reorganization Plan. However, if FMRI is unable to reach consensus with the NRC on necessary modifications to its license, it could have an adverse effect on the Company.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the third quarter of 2004.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

((a) Exhibits

Exhibit No.    Description
-----------    -----------
10.1*          Employment Agreement dated as of January 16, 2004, between the
               Registrant and Gary L. Tessitore, as amended by that certain amendment dated as of October 22, 2004, between such parties.

10.2*          Employment Agreement dated as of January 16, 2004, between the
               Registrant and R. Michael McEntee, as amended by that certain amendment dated as of October 22, 2004, between such parties.

31.1*          Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
               Section 203 of the Sarbanes-Oxley Act of 2002.

31.2*          Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
               Section 203 of the Sarbanes-Oxley Act of 2002.

32.1*          Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.

*    Filed herewith.

(b) Reports on Form 8-K

A Report on Form 8-K was filed on July 7, 2004 which announced, under Item 5, the sale by Waukegan, Inc., a subsidiary of the Registrant, of its only asset, consisting of land in Waukegan, Illinois, for cash and the assumption by the buyer of all environmental remediation of the site.

A Report on Form 8-K was filed on August 16, 2004, which included, under Item
12, a press release that announced the Registrant's financial results for the second quarter ended June 30, 2004. Also included in this filing was an unaudited statement of operations for the three months ended June 30, 2004 and
June 30, 2003 and the five months ended June 30, 2004 and June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FANSTEEL INC.
                                         (Registrant)

                                       /s/ Gary L. Tessitore
                                       -----------------------------------------
                                       Gary L. Tessitore
                                       Chairman of the Board, President
November 12, 2004                      and Chief Executive Officer

                                       /s/ R. Michael McEntee
                                       -----------------------------------------
                                       R. Michael McEntee
                                       Vice President and
November 12, 2004                      Chief Financial Officer

