Form 10-K
period 2004-12-31
FANSTEEL INC
filed 2005-04-01
CIK 34471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 12B-25

                           NOTIFICATION OF LATE FILING

(Check one): [X] Form 10-K  [ ]Form 20-F  [ ]Form 11-K  [ ]Form 10-Q
             [ ]Form 10-D   [ ]Form N-SAR [ ] Form N-CSR

             For Period Ended: December 31, 2004
                               -----------------
             [ ] Transition Report on Form 10-K
             [ ] Transition Report on Form 20-F
             [ ] Transition Report on Form 11-K
             [ ] Transition Report on Form 10-Q
             [ ] Transition Report on Form N-SAR
             For the Transition Period Ended:
                                             -----------------------------------

  Read Instruction (on back page) Before Preparing Form. Please Print or Type.
NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION HAS
                   VERIFIED ANY INFORMATION CONTAINED HEREIN.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I -- REGISTRANT INFORMATION

Full Name of Registrant:  FANSTEEL INC.

Former Name if Applicable

Address of Principal Executive Office (Street and Number): NUMBER ONE TANTALUM
PLACE

City, State and Zip Code:  NORTH CHICAGO, IL  60064

PART II -- RULES 12B-25(B) AND (C)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

             (a)   The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense
             (b)   The subject annual report, semi-annual report, transition
                   report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form
[X]                N-CSR, or portion thereof, will be filed on or before the
                   fifteenth calendar day following the prescribed due date; or
                   the subject quarterly report or transition report on Form
                   10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and
             (c)   The accountant's statement or other exhibit required by Rule
                   12b-25(c) has been attached if applicable.

PART III -- NARRATIVE

State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q,10-D, N-SAR,
N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

         The Registrant' has encountered delays in completing the audit of the
Predecessor Company stub period January 1, 2004 through January 23, 2004. As a result of this delay, the Registrant will be unable to file its annual report on
Form 10-K on March 31, 2005. The Registrant will file its annual report on Form
10-K as soon as possible, but in no event later than 15 calendar days from March
31, 2005.

PART IV -- OTHER INFORMATION

(1)       Name and telephone number of person to contact in regard to this notification

             R. Michael McEntee               847                689-4900
         ---------------------------     -------------   -----------------------
                   (Name)                 (Area Code)       (Telephone Number)

(2)       Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment
          Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). Yes [X] No [ ]

(3)       Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?. Yes [ ] No [X]

          If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                                               FANSTEEL INC.
                                 --------------------------------------------
                                 (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 1, 2005                By: /s/ R. Michael McEntee
      ------------------------        ------------------------------------------
                                      R. Michael McEntee
                                      Vice President and Chief Financial Officer

                                       2