Form 10-K/A
period 2004-12-31
FANSTEEL INC
filed 2005-04-15
CIK 34471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD from ________________ to________________

                          Commission File Number 1-8676
                                  FANSTEEL INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                               36-1058780
-------------------------------                           ----------------------
 (State or other jurisdiction                                (I.R.S. Employer
     of incorporation or                                    Identification No.)
        organization)

                            Number One Tantalum Place
                             North Chicago, Illinois
                                      60064
              (Address of principal executive offices and zip code)
                                 (847) 689-4900
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $0.01 Per Share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $13,651,988. The registrant has no non-voting common stock.

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at February 28, 2005
--------------------------------------        ----------------------------------
    Common Stock, $.01 par value                         3,103,680 shares

                                  FANSTEEL INC.
                                FORM 10-K - INDEX
                                December 31, 2004

PART I.                                                                                      Page No.
                                                                                             --------

Item 1          Business                                                                          5

Item 2          Properties                                                                       13

Item 3          Legal Proceedings                                                                13

Item 4          Submission of Matters to a Vote of Security Holders                              14

PART II.

Item 5          Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities                                15

Item 6          Selected Financial Data                                                          16

Item 7          Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                            16

Item 7A         Quantitative and Qualitative Disclosures About Market Risk                       26

Item 8          Financial Statements and Supplementary Data                                      27

                Consolidated Statement of Operations - Eleven months ended
                December 31, 2004 (Successor Company), one month ended
                January 23, 2004 and twelve months ended December 31, 2003 and twelve months ended December 31, 2002 (Predecessor
                Company)

                Consolidated Balance Sheet - December 31, 2004 and January 23, 2004
                (Successor Company), and December 31, 2003 (Predecessor Company)

                Consolidated Statement of Shareholders' Equity (Deficit) -
                Eleven months ended December 31, 2004 (Successor Company), one month ended January 23, 2004 and twelve months ended
                December 31, 2003 and twelve months ended December 31, 2002
                (Predecessor Company)

                Consolidated Statement of Cash Flows - Eleven months ended
                December 31, 2004 (Successor Company), one month ended
                January 23, 2004 and twelve months ended December 31, 2003 and twelve months ended December 31, 2002 (Predecessor
                Company)

                Notes to Consolidated Financial Statements

                                              FANSTEEL INC.
                                       FORM 10-K - INDEX (Cont'd)
                                            December 31, 2004

Item 9          Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                             64

Item 9A         Controls and Procedures                                                          64

Item 9B         Other Information                                                                64

PART III

Item 10         Directors and Executive Officers of the Registrant                               65

Item 11         Executive Compensation                                                           66

Item 12         Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters                                                      71

Item 13         Certain Relationships and Related Transactions                                   72

Item 14         Principal Accountant Fees and Services                                           72

PART IV

Item 15         Exhibits and Financial Statement Schedule                                        74

Signatures                                                                                       76

Exhibit 10.3    Loan and Security Agreement with Congress Financial Corporation
Exhibit 10.5    Settlement Agreement with Pension Benefit Guaranty Corporation
Exhibit 10.6    Promissory Note with Pension Benefit Guaranty Corporation
Exhibit 10.7    Option to Purchase with the City of North Chicago
Exhibit 10.8    Stipulation And Order Clarifying And/Or Modifying Consent Decree
Exhibit 10.9    Real Estate Vacant Land Sales Contract
Exhibit 10.10   Environmental Indemnity Agreement
Exhibit 10.11   Settlement Agreement with the United States, Fansteel Inc. and
                Waukegan Inc.
Exhibit 31.1    Certifications- Gary L. Tessitore
Exhibit 31.2    Certifications- R. Michael McEntee
Exhibit 32.1    Certification

PART I.

ITEM 1 - BUSINESS

         Fansteel Inc. was founded in 1907 as a New York corporation and reincorporated under the laws of the State of Delaware in 1985.

         Fansteel Inc. and its subsidiaries ("Fansteel" or the "Company") is a manufacturer of engineered metal components using the sand castings, investment casting and powdered metal processes. Products manufactured are used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, and plumbing and electrical hardware industries.

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

         On January 23, 2004, the Company entered into a secured credit facility with Congress Financial Corporation, which provided a new credit facility of up to $10 million in credit, comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility as amended as of January 19,
2005 and March 31, 2005, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to a borrowing base comprised of a percentage of eligible accounts receivable and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 23, 2007. The
Company is required to meet certain financial covenants to achieve certain
EBITDA and that limit future capital expenditures. The Company was in compliance with these financial covenants as of December 31, 2004. The interest rate on the line is prime plus 1% and there is a .5% unused line fee. Substantially all of the assets of the Company are pledged as security for this financing.

         Under the second amendment to the revolving loan facility entered into on March 25, 2005, a financial covenant in the facility requiring the Company to achieve certain EBITDA benchmarks was amended by decreasing the EBITDA requirement from $2,750,000 to $1,900,000 for the twelve month period ended
March 31, 2005 and for each twelve month period ended on the last day of each calendar quarter thereafter for the remainder of the loan term. The amendment was executed in order to address the anticipated change in EBITDA levels arising from the Company's sale on December 31, 2004 of substantially all of the assets of the Washington Mfg operation described below.

         Pursuant to the Plan, on the Effective Date, all common stock and options to purchase common stock of the Predecessor Company were canceled and the Company filed an amended and restated certificate of incorporation authorizing new shares of common stock, par value $.01 per share of the Company
("New Common Stock"). The Plan authorized the issuance of 3,600,000 shares of
New Common Stock. Holders of allowed general unsecured claims against the
Debtors were entitled to receive approximately 50% stock ownership of the reorganized Company. The Pension Benefit Guarantee Corporation (the "PBGC")
received approximately 21% of the New Common Stock as part of the settlement of its claims related to the under-funding of the Predecessor Company's now-terminated Consolidated Employees' Pension Plan (the "Pension Plan"), a
defined benefit pension plan covered under Title IV of the Employee Retirement
Income Security Act

("ERISA"). The stockholders of the Predecessor Company are entitled under the
Plan to receive approximately 24% of the New Common Stock. All of the foregoing percentages are pursuant to the Plan, subjected to dilution by the 5% of New
Common Stock reserved for an employee stock plan.

         Under the Plan, allowed administrative expense claims, outstanding obligations under the Predecessor Company's debtor-in-possession financing facility claims and priority claims, including allowed priority tax claims, have been paid in full in cash.

         Under the Plan, holders of allowed secured claims against the Debtors, other than secured creditors whose treatment was specifically provided for in the Plan, either (i) were paid or are being paid in accordance with the terms of their respective agreements, (ii) received or are receiving periodic cash payments totaling the value of the collateral securing the allowed claim as of the Effective Date, (iii) received a return of the collateral securing the allowed claim, or (iv) received such other treatment as has been agreed to with the Debtors.

          Pursuant to the Plan, holders of allowed general unsecured claims against the Debtors are entitled to receive (i) pro rata distributions from a fixed cash pool of approximately $15.6 million (funded from a portion of certain asset sale proceeds and a cash contribution from Fansteel of $3.1 million and
(ii) pro rata distributions of 55% of the New Common Stock of Fansteel (subject to dilution for issuances pursuant to an employee plan. The initial distributions of cash and stock were made on February 23, 2004. Additional distributions of cash and stock have been made, and will continue to be made in accordance with the Plan as previously disputed unsecured claims are adjudicated. The Plan also provides that holders of allowed general unsecured claims are to receive 70% of the net proceeds of the settlement or recoveries in respect of avoidance actions commenced by the Debtors seeking approximately $6 million. A dispute concerning how certain settlements are structured for purposes of applying the proceeds was settled and approved by the court on April
29, 2004. The settlement, in relevant part, makes clear the Company's entitlement to (a) 30% of the net proceeds solely from new cash (as opposed to the assignment or waiver of claims) and (b) be reimbursed for any and all expense of the litigation from the new cash, and, if necessary, from up to
$500,000 of cash currently reserved on account of disputed claims.

         The Plan also provided for a convenience class for general unsecured claims totaling $1,500 or less to receive cash distributions equal to 60% of the allowed claim.

         In accordance with the Plan, the Predecessor Company terminated the
Pension Plan as of December 15, 2003. The Predecessor Company and the PBGC
entered into a settlement agreement pursuant to the Plan pursuant to which the
PBGC received, in full satisfaction of the claims resulting from the Pension
Plan's termination: (i) a $9.5 million, non-interest bearing, ten-year, note, dated January 23, 2004, from Fansteel Inc., secured by land, buildings, and equipment owned by or used in connection with operations of Fansteel de Mexico, together with (ii) distributions of cash and New Common Stock on account of a
$1.5 million allowed general unsecured claim and (iii) an additional 20% of the
New Common Stock (subject to dilution for issuances pursuant to an employee stock plan). Included in liabilities subject to compromise at December 31, 2003 was $12.6 million related to the Pension Plan.

         The Plan also provided for settlement of various existing and potential environmental claims and obligations of the Debtors. In particular, the Plan provided for the following treatment of environmental claims and obligations with respect to the various properties as set forth below in full satisfaction and release of all such environmental claims against and obligations of any
Debtor or its successors:

              (a) Holders of environmental claims and/or obligations arising from or with respect to the property at Number Ten Tantalum Place, Muskogee,
Oklahoma (the "Muskogee Facility") shall receive and/or be the beneficiaries of the remediation of the Muskogee Facility to be undertaken by FMRI, Inc.
("FMRI"), one of the special purpose subsidiaries of the Company formed pursuant to the Plan. FMRI (and not Fansteel Inc.), pursuant to an Amended
Decommissioning Plan and an Amended License (collectively, the "NRC License")

issued by the Nuclear Regulatory Commission (the "NRC"), is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken with respect to the Muskogee Facility. Pursuant to the Plan, the operations of FMRI are to be funded primarily by the proceeds of certain non-interest bearing notes issued to FMRI by Fansteel Inc. as follows:

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
and

                  (iii) An unsecured contingent note in an amount, to the extent necessary and as to be determined following further site characterization, reflecting additional costs to remediate soils in excess of costs estimated in the Amended Decommissioning Plan and the NRC License and treat/monitor groundwater. It is anticipated that if an FMRI contingent note is required, it lwould be issued in 2012.

         FMRI may draw up to $2 million from an existing decommissioning trust established in accordance with the Amended Standby Trust Agreement with the NRC.
The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million and provided certain terms and conditions are satisfied. Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust. The NRC was also granted a pledge on the proceeds from any of the FMRI notes and benefits from an indemnity in its favor from FMRI Inc. with respect to Fansteel Inc.'s obligations under the notes.

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
became final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Plan, including precluding FMRI from undertaking to commence certain actions required by the NRC License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC License required
FMRI (i) by September 1, 2004, to commence Phase 1 work of removing certain residue materials ("WIP") from the site and (ii) by March 31, 2006 to complete the removal of the WIP materials, taking into account preparation, scheduling, cost and weather. Realizing its inability to satisfy certain of its NRC License conditions, FMRI timely notified the NRC and commenced discussions with the NRC and third parties with a view to, as soon as possible and subject to available funding, commence and complete Phase 1 remediation. Unfortunately, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to commence removal of WIP materials. As a result, FMRI remains in violation of its
NRC License but continues to maintain the health and safety of the Muskogee
Facility. Fansteel can provide no assurance that FMRI will be able to reach consensus with the NRC and eliminate the existing violations. Notwithstanding
FMRI's violations, the obligations of Fansteel with respect to the Muskogee
Facility are unchanged and remain limited to Fansteel's obligations to FMRI under the FMRI Notes, as described in the

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
Pursuant to the Plan, the North Chicago Facility, consisting of Fansteel's real property and other assets associated with its operation, was transferred to NCI on the Effective Date. NCI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken with respect to the North Chicago Facility. The operations of NCI were to be funded primarily from proceeds of certain non-interest bearing notes issued to NCI by Fansteel Inc. as follows:

                  (i) A $2.17 million unsecured note maturing December 31, 2013 with payments matched to correspond to NCI's anticipated expenditures for remediation costs of the North Chicago Facility; and

                  (ii) An unsecured contingent note of up to $500,000, if the costs of performing the response actions at the North Chicago Facility exceed
$2,025,000.

         On November 13, 2003 the City of North Chicago (the "City") and
Fansteel executed an option agreement (the "Option") allowing the City to acquire the North Chicago Facility for $1.4 million. The City had until August
31, 2004 to exercise the Option. However, Fansteel and NCI initially agreed to extend the Option until November 29, 2004 and subsequently to January 31, 2005 in consideration of, among other things, the extension of certain free rent to the Company for usage of certain space in the North Chicago Facility if and after the City exercised the Option. Upon exercise of the Option, NCI was obligated under the Plan to transfer any funds received from the City to the
United States Environmental Protection Agency (the "EPA") and was released from any and all of its obligations to implement the North Chicago response action under the North Chicago Consent Decree, subject to completing an environmental engineering/cost analysis report, and any outstanding notes issued by the
Company to NCI were to be cancelled. In addition, the Company was obligated to issue and deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. On December 31, 2004, the City did notify NCI that it was exercising its option. On March 7, 2005, NCI sold the real property to the City, transferred the proceeds of $1,400,000 received from the City to the EPA and delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. The NCI Notes were canceled, and the City entered into a six-month lease with Fansteel Inc. with respect to portions of the North Chicago Facility.

              (c) Holders of environmental claims and/or obligations arising from or with respect to the property at 203 Lisle Industrial Road, Lexington,
Kentucky (the "Lexington Facility"), are to receive and/or be the beneficiaries of the remediation of the Lexington Facility to be undertaken by FLRI, Inc.
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

         Holders of environmental claims and/or obligations arising from or with respect to the property at 801 Market Street, Waukegan, Illinois (the "Waukegan
Facility"), are to receive and/or be the beneficiaries of the remediation of the
Waukegan Facility to be undertaken by Waukegan, Inc. ("WI"), one of the special purpose subsidiaries formed pursuant to the Plan. Pursuant to the Plan, the
Waukegan Facility, consisting of Fansteel's real property and other assets associated with the operations was transferred to WI. WI (and not Fansteel Inc.)
was solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Waukegan Facility and the operations of WI were to be funded by the proceeds of a $1.25 million unsecured, non-interest bearing, note maturing December 31, 2013 issued by the Company to WI with payments matched to correspond to WI's anticipated expenditures for remediation costs. On June 29, 2004, WI sold its only asset consisting of land in Waukegan,
IL, for $100,000 in cash and the assumption by the buyer of all environmental remediation of the site. In connection with the sale of this property, the buyer provided a standby letter of credit for $1,250,000 as financial assurance to the
City of Waukegan for remediation. As part of the sale, the Department of Justice on behalf of the U.S. Government, pursuant to a settlement agreement, agreed to the buyer's assumption of all of the environmental obligations of WI and the cancellation of the note payable from Fansteel Inc. to WI.

              (d) The remaining environmental claims and obligations arising from or related to Fansteel's (i) Li Tungsten Site Superfund Site in Glen Cove,
New York, (ii) Old Southington Landfill Site in Southington, Connecticut, (iii)
Operating Industries, Inc. Superfund Site in Monterrey Park, California and (iv)
PCB Treatment Superfund Site in Kansas City Kansas and Kansas City, Missouri are
each subject to an EPA Federal Comprehensive Environmental Response,
Compensation and Liability Act ("CERCLA") Potentially Responsible Parties
("CERCLA PRP") Settlement Agreement approved by order of the Court entered on
November 17, 2003. In full satisfaction of such claims and obligations under the
Plan, the holders of such claims received a pro rata share of the cash distribution to holders of general unsecured claims as if such parties held allowed general unsecured claims of: $132,000 (Polychlorinated Biphenyls or
"PCB" Treatment), $460,898 (Operating Industries), $25,000 (Li Tungsten), and
$100,000 (Old Southington), and certain proceeds, if any, of insurance recoveries.

              (e) Substantially all of the environmental claims and obligations associated with the facility owned and operated by Wellman located at 1746
Commerce Road, Creston, Union County, Iowa (the "Iowa Facility") have been resolved in accordance with the Administrative Order on Consent by and between
Wellman Dynamics Corp., a subsidiary of the Company ("Wellman") and the EPA, approved by order of the Court on November 4, 2003. The Administrative Order on
Consent provides for EPA approval of a work plan to characterize the extent of any contamination associated with certain Solid Waste Management Units ("SWMUs")
and evaluation of alternatives to remediate any residual contamination associated with SWMUs in accordance with Wellman's on-going obligations under the Resource Conservation and Recovery Act of 1976 and the Waste Disposal
Amendments of 1984 (collectively, "RCRA") at the Iowa Facility. Wellman estimates the costs associated with the closure activities for the SWMUs will be approximately $2,166,000 through 2009. Environmental liabilities are estimated to be funded from the cash flow generated by operations of Wellman.

         For the year ended December 31, 2004, the Company did not have any significant capital expenditures for environmental control facilities.
Compliance with current environmental provisions did not have a material effect upon capital expenditures, earnings or the competitive position of Fansteel.

         On December 31, 2004, Fansteel Inc. sold substantially all of the assets (including, but not limited to, machinery and equipment, raw material items, work-in-process items, finished goods items, receivables, machinery and equipment contracts, customer contracts and supplier contracts, but excluding real estate, fixtures and certain other assets) of the division of the Company known as "Washington Manufacturing"

(the "Washington Division") to Whitesell Corporation ("Whitesell"), a customer of the Washington Division, for consideration consisting of a combination of (i)
cash (in the initial amount of approximately $2.0 million, subject to post-closing adjustment) and (ii) the assumption by Whitesell of certain liabilities of the Washington Division (in the initial amount of approximately
$1.0 million, determined in accordance with U.S. generally accepted accounting principles consistently applied, subject to post-closing adjustment)
(collectively, the "Washington Sale") . A loss of $1.6 million was recognized from this sale.

         Under the Company's revolving loan facility with Congress Financial
Corporation, Congress Financial Corporation's consent was required for the
Company to enter into its agreement with Whitesell, and the Company granted to
Congress Financial Corporation security interests in certain of its assets, including the assets specified in such agreement to be sold by the Company to
Whitesell. On December 30, 2004, Congress Financial Corporation consented to the
Company's entry into its agreement with Whitesell and agreed to release its security interest in the assets specified in such agreements to be sold by the
Company to Whitesell there under, subject to the satisfaction of certain conditions precedent, including, without limitation, that all of the cash proceeds to the Company of the Washington Sale (net of certain transaction expenses and payments to secured claim holders) be applied to the payment of outstanding indebtedness under the revolving loan facility. On December 31,
2004, as contemplated by Congress Financial Corporation's consent, approximately
$1.75 million of the cash proceeds to the Company of the Washington Sale were applied by the Company to the repayment of outstanding indebtedness under the revolving loan facility.

         In the second quarter 2004, the Company sold all the assets and liabilities of its special purpose subsidiary Waukegan Inc. Net proceeds were
$100,000 and a gain of $773,000 was recognized due to the elimination of the environmental liabilities on the site as part of the sale.

         In fourth quarter 2003, the Company sold its Hydro Carbide and
California Drop Forge operations, certain other assets located in the Company's
Lexington, Kentucky and Plantsville, Connecticut facilities and substantially all of the assets of Phoenix Aerospace to an entity affiliated with certain
Directors in accordance with the Plan approved by the Bankruptcy Court. Net proceeds for this sale were $12,206,000 and a loss of $1,858,000 was recognized.

         In a separate transaction, in accordance with the Plan approved by the
Bankruptcy Court, the Company sold real property, equipment and trademarks of the Plantsville, Connecticut facility with net cash proceeds of $890,000 and a loss of $110,000.

         In 2002, the Company sold Fansteel Schulz Products, Inc., part of the
California Drop Forge operation, for net proceeds of $2,220,000 and a gain of
$489,000.

         The Hydro Carbide, Lexington and Plantsville operations were in the
Industrial Tools business segment. California Drop Forge, Phoenix Aerospace and
Schulz Products were included in the Advanced Structures business segment. The
Washington Division was included in the Industrial Metal Components business segment. The operations described above are classified as discontinued
operations for all periods presented.

         Business segment information is incorporated by reference herein from the Notes to the Consolidated Financial Statements, Note 14.

         Certain reclassifications have been made to prior years' business segment information to conform with the 2004 presentation.

         Sales of the Company's products are made through a direct sales organization and through distributors, manufacturers' representatives and agents. In each of the two business segments, distributors, manufacturers'
representatives and agents account for the majority of sales. The percentage of net sales for classes of similar products, which equaled or exceeded ten percent of the Company's consolidated net sales for the years indicated, is set forth below:

                                                                 Percentage of Consolidated Net Sales
                                                      --------------------------------------------------------------
                                                          Successor
                                                           Company                 Predecessor Company
                                                      --------------    --------------------------------------------
                                                          Eleven            One          Twelve            Twelve
                                                       Months Ended     Month Ended    Months Ended     Months Ended
                                  Business             December 31,     January 23,    December 31,     December 31,
       Products                   Segments                 2004             2004           2003             2002
-----------------------    -----------------------    --------------    -----------     ------------    ------------

Sand                       Advanced
Castings                   Structures                       45%              34%            39%              50%
Investment                 Industrial Metal
Castings                   Components                       35%              38%            42%              30%
Powdered Metal             Industrial Metal
Components                 Components                       20%              28%            19%              20%

         At this time, there are no new products in production or in the development stage in continuing operations that require investment of a material amount of the Company's assets.

         The most important raw materials used by the Company are magnesium, aluminum, iron, bronze, copper, stainless steel, and alloy steel. Price increases have been experienced in 2004, following stable prices for the past few years. To offset these price increases, the Company began adding material surcharges in March 2004. Most raw materials are purchased from domestic sources. The Company believes that the sources and availability of these materials are adequate for present needs, although spot shortages of certain raw materials may occur from time to time.

         The Company does not own any patents.

         None of the operations of any business segment are seasonal.

         Working capital requirements for each business segment are substantial, but the Company's investment in working capital is fairly typical of the metal fabrication manufacturing industry.

         The Company sells parts to various companies whose end user,
International Engine, accounts for a significant portion of the Company's overall business. Sales of products for these companies represented 15% of net sales for the eleven month period ended December 31, 2004, 23% for the one month ended January 23, 2004, 28% for the twelve months ended December 31, 2003, and
18% for the twelve months ended December 31, 2002. In the fourth quarter of
2004, the Company lost $8 million in annual sales of International Engine business, which is approximately 70% of the Company's sales to this customer.
The loss of business resulted when International Engine converted the high volume part from an investment casting to an alternative process. The Company cannot provide any assurance that it will have the ability to replace any loss of revenue or profit resulting from the loss of such business and could suffer a material adverse impact on its operations and financial condition as a consequence.

         The backlog of orders not shipped and believed to be firm as of the dates shown are set forth below:

                                        Successor Company               Predecessor Company
                               -------------------------------------    -------------------
                               December 31, 2004    January 23, 2004     December 31, 2003
                               -----------------    ----------------    -------------------

Advanced Structures                  $17,910,000         $17,257,000           $13,141,000
Industrial Metal Components            4,254,000           6,171,000             6,434,000
                                     -----------         -----------           -----------
                                     $22,164,000         $23,428,000           $19,575,000
                                     ===========         ===========           ===========

         In the Advanced Structures business segment, shipments are typically made between 1 and 24 months after an order is received. In the Industrial Metal
Components segment, virtually all backlog is shippable in less than 12 months, generally within 3 months. The Company believes that approximately 90% of the backlog at December 31, 2004 will be shipped before the end of 2005.

         Because of the substantial size of some orders received by the Company, particularly orders for products sold by the Advanced Structures segment, the
Company's backlog can fluctuate substantially from one fiscal period to another.
Because of the differences in lead-time for filling orders amount the Company's business segments, overall backlogs at different times will not necessarily be comparable as predictors of the Company's near-term sales.

         The Company does not have any direct contracts with the government.
However, the Advanced Structures segment has some customers who do have contracts with the government that are subject to termination.

         In general, the Company competes in its markets on the basis of technical expertise, product reliability, quality, sales support, availability and price. Most of the Company's products are sold in highly competitive markets, and some of the Company's competitors are larger in size and have greater financial resources than Fansteel.

         Fansteel's executive offices are located at One Tantalum Place, North
Chicago, IL 60064.

         The Company employed 634 persons as of December 31, 2004.

         Net sales and income of foreign operations and export sales are not significant. The Company has a wholly owned subsidiary, Fansteel de Mexico, which is a maquiladora located in Reynosa, Tamaulipas Mexico and is part of the
Industrial Metal Components segment. This subsidiary only made sales to its parent company, Fansteel Inc.

         Long-lived assets located at the Fansteel de Mexico facility are detailed below:

                                                     Successor Company                            Predecessor Company
                                        --------------------------------------------    ----------------------------------------
                                         December 31, 2004       January 23, 2004       December 31, 2003     December 31, 2002
                                        --------------------    --------------------    ------------------    ------------------

Land                                              $ 600,000               $ 600,000             $ 600,000             $ 600,000
Building                                          1,217,000               1,220,000             1,679,000             1,679,000
Machinery and Equipment                             919,000                 893,000             4,649,000             4,150,000
                                                -----------             -----------           -----------           -----------
                                                $ 2,736,000             $ 2,713,000           $ 6,928,000           $ 6,429,000
Accumulated Depreciation                            234,000                       -             2,721,000             2,257,000
                                                -----------             -----------           -----------           -----------
Net Property Plant and
  Equipment                                     $ 2,502,000             $ 2,713,000           $ 4,207,000           $ 4,172,000
                                                ===========             ===========           ===========           ===========

           The Company considers the United States as one inseparable geographic area for its domestic operations.

ITEM 2 - PROPERTIES

         Manufacturing facility locations and corresponding square footage at
December 31, 2004 are as follows:

                                                                                                    Square Feet
                                                                                   -----------------------------------------------
            Location                              Business Segment                     Owned          Leased            Total
----------------------------------    -----------------------------------------    --------------   ------------    --------------

Creston, Iowa                         Advanced Structures                                293,000              0           293,000
Reynosa, Mexico                       Industrial Metal Components                         69,000              0            69,000
Emporium, Pennsylvania                Industrial Metal Components                         44,000              0            44,000

         All plants are well maintained and in good operating order. The plants have sufficient capacity to meet present market requirements. All of the properties described above are fully utilized on a 1 or 2 shift basis.

         The Company owns properties in Washington, Iowa, Lexington, Kentucky, and Muskogee, Oklahoma that are associated with operations discontinued in prior years.

         The Company's executive offices are located in North Chicago, Illinois.
On March 7, 2005, this facility was sold to the City of North Chicago and henceforth portions of such facility are being leased back by the City of North
Chicago to the Company.

ITEM 3 - LEGAL PROCEEDINGS

         On the Petition Date, the Debtors filed voluntary petitions in the
Court for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company emerged from Chapter 11 protection on the Effective Date.

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
became final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Plan, including precluding FMRI from
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
Unfortunately, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to commence removal of WIP materials. As a result, FMRI remains in violation of its NRC License but continues to maintain the health and safety of the Muskogee Facility. Fansteel can provide no assurance that FMRI will be able to reach consensus with the NRC and eliminate the existing violations. Notwithstanding FMRI's violations, the obligations of Fansteel with respect to the Muskogee Facility are unchanged and remain limited to Fansteel's obligations to FMRI under the FMRI Notes, as described in the Plan. However, if
FMRI is unable to reach consensus with the NRC on necessary modifications to its license, it could have an adverse effect on the Company.

         On December 31, 2004, the Company sold its special wire forms operation. Subsequently, the Company had determined that the buyer owed $356,357 in addition to the estimated purchase price delivered on December 29, 2004. Per the asset purchase agreement ("APA"), the buyer had until March 1, 2005 to provide a closing statement of the final purchase price. On February 28, 2005, the buyer submitted a closing statement alleging that the Company owed $480,922 to the buyer. Per the APA, the Company has 30 days from receipt of the closing statement to object, then 20 days thereafter to negotiate a settlement and then submit any unresolved issues to an independent accounting firm for resolution.
By agreement with the buyer, the 30-day objection period was extended for an additional 15 days to April 14, 2005. The Company is reviewing the closing statement, but still believes its determination of the purchase price is materially correct. If a consensual resolution cannot be achieved within the timeframe prescribed in the APA, disputed items will be subject to determination by the independent accounting firm. The Company can provide no assurance that a consensual resolution can be achieved and a negative outcome of such dispute could have an adverse effect on the Company.

           Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites, and the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims. Prior to the date hereof, the Company has reached agreements in principle with Zurich American Insurance Company and
Zurich International (Bermuda) Ltd. (collectively, "Zurich") and with KWELM
Management Services Limited on behalf of the Scheme Administrator for KWELM in an insolvency proceeding under the laws of Great Britain and the Joint
Liquidators for The Bermuda Fire & Marine Insurance Company (collectively,
"KWELM"). Zurich has agreed in principle to enter into a settlement providing for a cash settlement payment to the Company of $1.4 million, to be received within 45 days after execution/effectiveness of a definitive settlement agreement. KWELM has agreed in principle to a Notified Scheme Claim totaling
$400,000, which would be paid out to the Company in accordance with KWELM's approved Scheme of Arrangement. The Scheme administrator has represented that
Fansteel can anticipate total cash payments equal to approximately 50% -57% of its Notified Scheme Claim (approximately $200,000 - $228,000), with the initial cash distribution (approximately one-half of the total) to be made approximately
90 days after execution of a definitive settlement agreement. The proceeds of the proposed settlements will first be used in accordance with the Plan to pay certain professional fees and expenses related to such settlements and, in any event, are subject to final agreement between the parties and the review and approval of the Department of Justice on behalf of the NRC and certain other federal agencies, or, if applicable, the Bankruptcy Court. Accordingly, there can be no assurance that a final settlement agreement will be reached with either of the insurers or that the proposed settlements will be approved by the
Department of Justice or, if applicable, the Bankruptcy Court. It is anticipated that the net proceeds from the settlements will be allocated in accordance with the Plan and will, among other things, result in prepayments under the FMRI
Notes (of approximately $695,000), the FLRI Primary Note (of approximately
$101,000) and the ED Note (of approximately $133,000) and payments aggregating approximately $60,000 on account of EPA CERCLA claims.

         From time to time, the Company is involved in routine litigation incidental to its business. The Company is not a party to any pending or threatened legal proceeding that it believes would have a material adverse effect on its results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the twelve months ended December 31, 2004.

PART II.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's stock is available for trading under the ticker symbol
FELI on the "pink sheets" published by Pink Sheets LLC.

         The number of shareholders of the Company as of February 28, 2005 was
757. This number includes record holders and individual participants in security position listings.

         The following table sets forth the quarterly high and low bid prices and dividend information of each quarter of the last fiscal year. The quotations below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                                Cash
                                                              Dividends
              (In dollars)             High         Low       Declared
                                     --------------------------------------

       Successor Company
       -----------------
            2004
            ----
            First Quarter (a)          $4.500      $3.000         $ -
            Second Quarter              4.550       3.100           -
            Third Quarter               4.050       1.750           -
            Fourth Quarter              2.500       1.000           -

         (a) The Successor Company stock was deemed to have been issued on the
Effective Date and actually issued on February 23, 2004.

         As of January 30, 2002, the common stock of the Predecessor Company was suspended from trading by the New York Stock Exchange, and thereafter, delisted from such exchange. High and low stock prices are not available for the
Predecessor Company's common stock after such suspension and delisting, and no dividends were paid by the Predecessor Company during such time period.

         Upon the Effective Date, all then outstanding equity securities of the
Predecessor Company were cancelled, and the common stock of the Successor
Company was issued as described above. Under provisions of the notes to FMRI for funding environmental remediation, the Company is restricted from declaring dividends.

ITEM 6 - SELECTED FINANCIAL DATA

                 The table below summarizes certain selected financial data of the Successor Company and Predecessor Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of
Operations" and the Company's consolidated financial statements and notes.

                                      Successor
                                       Company                                  Predecessor Company
                                   ---------------  --------------------------------------------------------------------------------
                                     11 months         1 month         12 months        12 months        12 months      12 months
                                       Ended            Ended            Ended            Ended            Ended          Ended
                                    December 31,     January 23,     December 31,      December 31,    December 31,    December 31,
                                        2004             2004            2003              2002            2001            2000
                                   ---------------  --------------------------------------------------------------------------------

  Net Sales                          $     52,127      $     2,696     $     47,087      $     48,642     $   49,172         $54,361
  Income (Loss) from Continuing
     Operations (a)                         1,345           57,941          (9,267)           (6,587)        (9,713)         (3,798)
  Per Weighted Average Common
     Shares Outstanding: (b)
       Income (loss) from
       continuing Operations                 0.39             6.66           (1.07)            (0.76)         (1.12)          (0.44)

   Cash Dividends                               -                -                -                 -              -               -
   Total Assets                            45,007           50,695           48,489            60,734         79,793          80,752
   Long-term Debt (c )                      4,933            5,343           17,503            18,136          1,232           1,867

(a) Results in the one-month ended January 23, 2004 included a gain of
$43,455,000 from the adoption of fresh start accounting and a gain of
$15,048,000 from the discharge of debt from the Plan.
(b) Basic earnings per share and diluted earnings per share are the same.
(c) Long-term debt includes long-term debt classified under Liabilities Subject to Compromise on the Balance Sheet, which included $17,461,000 as of December
31, 2003 and $18,136,000 as of December 31, 2002. As of December 31, 2004 and
January 23, 2004 the Company no longer had any Liabilities Subject to Compromise on the Balance Sheet, and thus, had no long-term debt classified as such. The twelve months ended December 31, 2001 and December 31, 2000 were prior to the
Company entering Chapter 11 bankruptcy, and thus, have no Liabilities Subject to
Compromise on the Balance Sheet.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

         The following discussion should be read in conjunction with the
Consolidated Financial Statements and related notes thereto that are included in this Form 10-K. Certain statements made in this section or elsewhere in this report contain "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, uncertainties and assumptions, which could cause actual results to differ materially from those projected. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: general economic conditions, including inflation, interest rate fluctuations, trade restrictions and general debt levels; competitive factors, including price pressures, technological development and products offered by competitors; inventory risks due to changes in market demand or business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         The Company emerged from Chapter 11 protection during its first quarter financial reporting period of 2004. For financial statement purposes, the
Company's results of operations and cash flows have been separated before and after the Effective Date due to the change in basis of accounting in the underlying assets and liabilities resulting from application of fresh start accounting. To facilitate a meaningful comparison of the Company's performance, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the twelve months ended December 31, 2004 represent the mathematic addition of the historical amounts for the Predecessor Company

for the one-month ended January 23, 2004 and the Successor Company for the eleven months ended December 31, 2004. Management believes that a combined discussion of Predecessor Company and Successor Company periods is reasonable and appropriate because there were no material adjustments to the presented items other than depreciation, amortization and interest expense resulting from adoption of fresh start reporting.

RESULTS OF OPERATIONS

2004 AS COMPARED TO 2003

Net Sales

         The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

                                     Twelve months ended    Twelve months ended
                                         December 31,           December 31,
Net Sales                                    2004                   2003
                                     -------------------    -------------------
  Advanced Structures                       $ 24,269,346           $ 18,161,241
  Industrial Metal Components                 30,553,161             28,925,682
                                     -------------------    -------------------
                                             $54,822,507            $47,086,923
                                     ===================    ===================

         Consolidated net sales for twelve months ended December 31, 2004 were
$7.7 million or 16.4% higher than net sales for the twelve months ended December
31, 2003.

         The Advanced Structures' net sales for the twelve months ended December
31, 2004 were higher by $6.1 million, or 33.6%, as compared with the twelve months ended December 31, 2003. This improvement is attributed to increased sales of castings for military programs related to aircraft engine and helicopter components, as well as engine components for regional jets and private jets. Tooling sales, primarily for new products to foreign customers, doubled in 2004 and were 23% of the increase in sales.

         The Industrial Metal Components' net sales for the twelve months ended
December 31, 2004 increased $1.6 million, or 5.6%, with greater demand from the automotive market for powdered metal components offset by reduced volume in investment casting for engine components in light duty trucks. Net sales of powdered metal components improved 24.4% due to an increase in automotive components, primarily for the light duty truck market. Net sales of investment casting were 3.1% lower due to a change to a different process, fine blanking, in the fourth quarter 2004. This conversion will result in the loss of approximately $8 million in sales annually for these components.

Operating Income (Loss)

         The following table sets forth the combined operating income of the
Company included in the consolidated statement of operations:

                                     Twelve months ended    Twelve months ended
                                         December 31,           December 31,
Operating Income (Loss)                      2004                   2003
                                     -------------------    -------------------
  Advanced Structures                       $   (387,557)          $ (1,307,006)
  Industrial Metal Components                  2,959,364              2,821,271
  Corporate
                                                       -                (33,890)
                                     -------------------    -------------------
                                            $  2,571,807           $  1,480,375
                                     ===================    ===================

         Operating income of $2.6 million for the twelve months ended December
31, 2004 improved from an operating income of $1.5 million in the twelve months ended December 31, 2003, due to higher sales and lower administrative expenses related primarily to reduced employee related costs and insurance expenses.

         Operating loss of $388,000 in the Advanced Structures segment for the twelve months ended December 31, 2004 improved from an operating loss of
$1,307,000 in the twelve months ended December 31, 2003, due to higher volume and better manufacturing efficiencies. The sand casting operation in this segment has implemented continuous improvement programs that have improved production processing and manufacturing efficiency, but the high number of newer parts being produced has resulted in increased scrap.

         Operating income of $2,959,000 in the Industrial Metal Components segment for the twelve months ended December 31, 2004 improved $138,000 as compared to operating income in the twelve months ended December 31, 2003. The improvement was in the powdered metal operation with a turnaround from an operating loss in 2003 to operating income in 2004, due to higher sales and reduced selling and administrative expenses. The lower sales volume in the investment casting operation resulted in reduced operating income, offsetting cost reduction actions to reduced overhead costs in manufacturing and administrative expenses.

Other Income (Expenses)

         The following table sets forth the combined other income (expense) of the Company included in the consolidated statement of operations:

                                     Twelve months ended    Twelve months ended
                                         December 31,           December 31,
Other expense                                2004                   2003
                                     -------------------    -------------------
  Interest expenses                           $ (786,036)            $ (710,551)
  Other                                           12,413                390,462
                                     -------------------    -------------------
                                              $ (773,623)             $(320,089)
                                     ===================    ===================

         Interest expense increased $75,000 in the twelve months ended December
31, 2004 compared to in the twelve months ended December 31, 2003 related to amortization of long-term liabilities, primarily environmental, that were stated
at discounted values as part of fresh start accounting. No such amortization occurred in 2003. Interest expenses for 2003 included a one-time adjustment of
$133,000 interest on a secured loan while in bankruptcy.

Reorganization Items

         Reorganization items relate to U.S. Trustee and bankruptcy professional fees. For the twelve months ended December 31, 2004, reorganization expenses were $1,016,000, as compared to $10,427,000 in the twelve months ended December
31, 2003, as the Company emerged from Chapter 11 on January 23, 2004, the
Effective Date.

Fresh Start Adjustments

         In accordance with the principals of fresh start accounting, the
Company recorded a positive adjustment of $43,455,000 to income in the one-month ended January 23, 2004. See Note 4 - Basis of Presentation and Fresh Start
Accounting.

Gain on Debt Discharge

         As part of fresh start accounting, the Company recorded a gain of
$15,048,000 from the discharge of debt in the bankruptcy.

Discontinued Operations

         Discontinued operations reported a loss of $5,215,000 in the twelve months ended December 31, 2004. This loss relates to the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and the pension note for the Pension Plan for $3,128,000, losses from operations and losses from the sale of the wire form business sold on December 31, 2004 of
$2,456,000, as well as charges related to employee benefits from operations sold or closed in 2003 of $404,000, reduced by a gain of $773,000 being recognized on the sale of the land owned by special purpose subsidiary Waukegan Inc. and assumption by the buyer of the related environmental liabilities at the site. In the twelve months ended December 31, 2003, discontinued operations reported a loss of $5,660,000, which included a loss of $1,968,000 from the sale of the
Industrial Tools segment and forging operation in the Advanced Structures segment as part of the Plan, and a loss from operations sold in 2003 and the wire form business sold in 2004 of $3,692,000. The loss from operations in 2003 included a gain of $3,723,000 for a tax refund for environmental liabilities.

Income taxes

         No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets, except for the gain in discontinued
operations from the carry-back refund from the net operating loss related to environmental liabilities.

Net Income (Loss)

         Net income of $54,071,000 in the twelve months ended December 31, 2004 included a $15,048,000 gain from the discharge of debt under the Plan and a
$43,555,000 gain from the adoption of fresh start accounting. Net loss for the twelve months ended December 31, 2003 was $14,927,000.

2003 AS COMPARED TO 2002

Net Sales

         The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

                                     Twelve months ended    Twelve months ended
                                         December 31,           December 31,
Net Sales                                    2003                   2002
                                     -------------------    -------------------
  Advanced Structures                        $18,161,241            $24,651,723
  Industrial Metal Components                 28,925,682             23,989,915
                                     -------------------    -------------------
                                             $47,086,923            $48,641,638
                                     ===================    ===================

         Consolidated net sales for the twelve months ended December 31, 2003 were $47.1 million compared with $48.6 million in 2002, a decrease of $1.6 million, or 3.2%.

         Shipments of sand mold castings to the aerospace industry decreased
$6.5 million, accounting for the majority of the sales decline. At the sand mold casting plant, tooling sales decreased $1.6 million as orders for new programs declined from the prior year. Sales of sand mold castings decreased $3.7 million, as the overall economic environment weakened.

         Partially offsetting this decrease was a $5.3 million improvement in investment casting parts sales in the Industrial Metal Components business segment. Investment casting sales to the automotive and outdoor product markets increased substantially over the prior year shipments.

Operating Income (Loss)

         The following table sets forth the combined operating income of the
Company included in the consolidated statement of operations:

                                     Twelve months ended    Twelve months ended
                                         December 31,           December 31,
Operating Income (Loss)                      2003                   2002
                                     -------------------    -------------------
  Advanced Structures                        $(1,307,006)           $(2,462,682)
  Industrial Metal Components                  2,821,271                561,628
  Corporate                                      (33,890)               (39,223)
                                      -------------------   -------------------
                                             $  1,480,375           $(1,940,277)
                                      ===================   ===================

         Operating income of $1.5 million for the twelve months ended December
31, 2003 improved from an operating loss of $320,000 in the twelve months ended
December 31, 2002. This improvement in income was due to increased sales at the
Industrial Metal Components segment. Also contributing was a $1.2 million improvement at the Advanced Structures division, resulting from lower material costs, and improved manufacturing efficiencies, including lower scrap rates and rework costs.

Other Income (Expenses)

         The following table sets forth the combined other income (expense) of the Company included in the consolidated statement of operations:

                                     Twelve months ended    Twelve months ended
                                         December 31,           December 31,
Other income (expense)                       2003                   2002
                                     -------------------    -------------------
  Interest expenses                           $ (710,551)            $ (141,105)
  Other                                          390,462                435,191
                                     -------------------    -------------------
                                              $  294,086             $ (320,089)
                                     ===================    ===================

         Other expenses for the Company were $320,000 in 2003 compared with other income of $294,000 in 2002. Interest on debt increased $353,000, which included a $133,000 one-time adjustment for interest on a secured loan while the
Company was in bankruptcy. Also, interest earned on accumulated cash resulting from the bankruptcy proceeding decreased $216,000 in 2003.

Reorganization Items

         Reorganization items relate to U.S. trustee and bankruptcy professional fees. In 2003, these costs were $10.4 million compared to $5.2 million in the prior year.

Discontinued Operations

      Loss from discontinued operations for 2003 was $5.7 million compared to income of $4.6 million in 2002. The loss in 2003 consisted of a $2.0 million expense related to the sale of the Industrial Tools segment and the forging operation in the Advanced Structures segment, as part of the Plan. These sold operations incurred a loss

in 2003, which was classified as discontinued operations. In 2002, the environmental reserve at the Company's Muskogee facility was reduced by $11.0 million in order to reflect the current estimate of the liability. This income was offset by the losses at the Company's discontinued operations of the
Industrial Tools and Advanced Structures business segments.

Income Taxes

      No income tax provision or benefit was recognized in 2003, as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets, except for the gain in discontinued operations from the carry-back refund from the net operating loss related to environmental liabilities. In 2002, an income tax benefit of $249,000 was recognized for the net loss at the sand mold casting subsidiary.

Net Income (Loss)

  The Company reported a net loss of $14.9 million compared with a net loss of
$2.0 million. The change was the result of increased reorganization costs in
2003, as well as the impact of the environmental liability reassessment in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         On December 31, 2004, the Company had cash of $8,000 compared to
$1,290,000 of cash on December 31, 2003. Cash increased $602,000 from continuing operations and decreased $1,884,000 from discontinued operations in the twelve months ended December 31, 2004. The significant reduction in working capital in the twelve months ended December 31, 2004 related primarily to the use of restricted cash of $13 million to make payments to the general unsecured creditors under the Plan.

Operating Activities

         During the twelve months ended December 31, 2004, operating activities consumed $1.2 million of cash with $2.5 million related to a decrease in accounts payable and accrued liabilities, primarily for payments to bankruptcy professionals. In the twelve months ended December 31, 2003 operating activities used $3.5 million due primarily to the loss from continuing operations including
$10.4 million for reorganization items. In the twelve months ended December 31,
2002 operating activities generated $8.3 million with $13.3 million generated from an increase in accounts payable and accrued liabilities partially offset by a decrease in liabilities subject to compromise. This was the effect of filing for bankruptcy protection on January 15, 2002 and the resultant reduced payment of pre-petition liabilities and the build of post-petition liabilities from zero.

Investing Activities

         Investing activities used $6,000 in the twelve months ended December
31, 2004, as compared to $11,144,000 and $2,380,000 used in the twelve months ended December 31, 2003 and 2002, respectively, due to timing of receipts from restricted cash. In 2003, the increase in restricted cash pertains primarily to proceeds from the sale of businesses as part of the Plan that was restricted for use to make payments to unsecured creditors. Capital expenditures were only
$25,000 in 2004 compared with $439,000 in 2003 and $30,000 in 2002.

Financing Activities

         Financing activities provided $1.8 million in the twelve months ended
December 31, 2004, as compared to zero in the twelve months ended December 31,
2003 and used $184,000 for the twelve months ended

December 31, 2002. In 2004, net borrowing from the revolving line of credit totaled $2.1 million, with payments of long-term debt of $290,000.

         On the Effective Date, the Company entered into a secured credit facility with Congress Financial Corporation. The new credit facility provides up to $10 million in credit, which is comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to a borrowing base comprised of a percentage of eligible accounts receivable and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 23, 2007. The Company is required to meet certain financial covenants to achieve certain EBITDA and that limit future capital expenditures, all of which have been met as of December 31, 2004. The interest rate on the line is prime plus 1% (weighted average rate of 5%) and there is a .5% unused line fee. Substantially all of the assets of the Company are pledged as security for this financing. Borrowing under the revolving line of credit is included as short-term borrowings. At December 31, 2004, the Company had letters of credit for $769,000 outstanding, primarily for casualty insurance collateral, under the new credit facility with an interest rate of 2.5%. At December 31, 2004 the credit availability was $1.0 million.

         The Company's high level of debt could have important consequences, including, among others, the following:

- the inability of the Company's current cash generation level to support future interest and principal payments on the Company's existing indebtedness;

- inadequate cash for other purposes, such as capital expenditures and the
Company's other business activities, since the Company may need to use all or most of the operating cash flow to pay principal and interest on its outstanding debt;

- making it more difficult for the Company to satisfy its contractual obligations;

- increasing the Company's vulnerability to general adverse economic and industry conditions;

- limiting the Company's ability to fund future working capital, capital expenditures or other general corporate requirements;

- placing the Company at a competitive disadvantage compared to the Company's competitors that have less debt relative to their operating scale;

- limiting the Company's flexibility in planning for, or reacting to, changes in the Company's business and its industry; and

- limiting, along with the financial and other restrictive covenants in the
Company's indebtedness, among other things, the Company's ability to borrow additional funds, make acquisitions, dispose of assets or pay cash dividends.

         In the longer term, the Company's ability to pay debt service and other contractual obligations will depend on improving the Company's future performance and cash flow generation, which in turn will be affected by prevailing economic and industry conditions and financial, business and other factors, many of which are beyond the Company's control. If the Company has difficulty providing for debt service or other contractual obligations in the future, the Company may be forced to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, refinancing or reorganizing its debt or other obligations and seeking additional equity capital, or any combination of the above. The Company may not be able to take any of these actions on satisfactory terms, or at all.

The financial and other covenants under the revolving loan facility may limit operating flexibility and the Company's ability to obtain additional financing.
The facility provides for certain financial and other covenants including affirmative and negative covenants with respect to, among others, accounts, inventory, equipment and real property, insurance, indebtedness or guarantees, liens or other encumbrances, declaration or payment of dividends, sales of capital stock, assets or indebtedness, mergers, liquidations or dissolutions, loans, investments, minimum EBITDA, maximum capital expenditures, transactions with affiliates, changes in business, limitation of restrictions affecting subsidiaries of the Company, restrictions on activities of certain special purpose subsidiaries of the Company, maintenance of existence, payment of taxes and compliance with laws. Payment on the debt outstanding under the facility may be accelerated following certain events of default including, among others, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, dissolution or insolvency, commencement of bankruptcy or insolvency proceedings, rendering of judgment against Fansteel
Inc., Wellman or certain specified obligors in excess of $100,000 in any one case or in excess of $250,000 in the aggregate, certain types of non-compliance by banks at which deposit accounts of Fansteel Inc. or Wellman are maintained or by financial institutions in possession of investment property of Fansteel Inc.
or Wellman, uncured defaults under specified agreements or notes with entities other than Congress Financial Corporation, the unenforceability, or a party challenging the enforceability, of a material provision of the revolving loan facility with respect to Fansteel Inc. or Wellman, the occurrence of certain specified events relating to the Employee Retirement Income Security Act of 1974
which results in a material adverse effect on the assets, business or prospects of Fansteel Inc. and Wellman taken as a whole, certain specified criminal indictments or threatened criminal indictments or the commencement of certain specified criminal or civil proceedings against Fansteel Inc. or Wellman, certain specified changes of control of the Company, and the occurrence of a material adverse change in the business or assets of Fansteel Inc., Wellman and certain specified obligors taken as a whole. Barring any unforeseen circumstances, the Company would not expect to breach any of the covenants of the revolving loan facility or default on the facility. However, the Company may have difficulty satisfying the covenants in the revolving loan facility and could default on the facility, which, if not cured (if there is an applicable cure period) or waived, could have a material adverse effect on the Company.

         The Company's liquidity, including its ability to meet its ongoing operational obligations, is dependent upon, among other things, the Company's ability to (i) maintain adequate cash on hand, (ii) generate positive cash flow from operations, (iii) comply with the revolving loan facility, and (iv) achieve profitability. The Company is working to design and implement strategies in efforts to ensure that the Company maintains adequate liquidity and is currently in discussions with several banks to refinance its indebtedness under the revolving loan facility. However, there can be no assurance as to the success of such efforts or that any such refinancing will be successfully negotiated or consummated.

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of financial conditions and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates. The Company believes the accounting policies described below are the policies that most frequently require estimates and judgments and are therefore critical to the understanding of its results of operations.

         Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts. The Company records such allowances based on a number of factors, including historical trends and specific customer liquidity.

         Excess reorganization value represents the excess of the Successor
Company's enterprise value over the aggregate fair value of the Company's tangible and identifiable intangible assets and liabilities at the balance sheet date. Excess reorganization value is not amortized, however, it is evaluated at a minimum annually or when events or changes occur that suggest impairment in carrying value.

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

         Environmental liabilities are estimated with the assistance of third party environmental advisors and governmental agencies based upon an evaluation of currently available facts, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Future information and developments require the Company to continually reassess the expected impact of these environmental matters.

RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board ("FASB")
issued SFAS No. 123 (revised 2004), "Share-Based Payments" (SFAS 123(R)). SFAS
123 (R) replaces FASB Statement No. 123, "Accounting for Stock-Based
Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB has concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, a company would recognize share-based employee compensation costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, a company would recognize employee compensation cost for prior periods presented prior to adoption of the proposed standard in accordance with the original provisions of
SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in pro forma disclosures provided in accordance with SFAS
No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed standard unless those changes represent a correction of an error and are disclosed accordingly. For periods after the date of adoption of the proposed standard, the modified prospective transition method described above would be applied. We will adopt SFAS No. 123 (revised 2004) on
July 1, 2005 and will continue to evaluate the impact the adoption of this standard will have on our results of operations.

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of
Non-monetary Assets". SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We will adopt SFAS No. 153 on January 1, 2006 and will continue to evaluate the impact the adoption of this standard will have, but do not anticipate any significant impact on our results of operations or financial position.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS
No. 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal."
In addition, this Statement

requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will adopt SFAS No. 151 on January 1, 2006 and will continue to evaluate the impact the adoption of this standard will have, but do not anticipate any significant impact on our results of operations or financial position.

         There were no new accounting pronouncements that the Company was required to adopt early upon the implementation of fresh start accounting.

INFLATION

         Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits. Significant portions of raw materials consumed by the Company are various steel alloys. Price increases were experienced in the twelve months ended December 31, 2004, following stable prices over the past few years. To offset these price increases, the Company began adding material surcharges in March 2004.

         Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

CONTRACTUAL OBLIGATIONS

         The following table summarizes payments due by year for the contractual obligations at December 31, 2004:

(In thousands)                                                                                              After
                                        Total       2005       2006       2007       2008       2009        2009
                                        -----       ----       ----       ----       ----       ----        ----

PBGC Note                                $ 8,750       $750      $ 750      $ 750      $ 750      $ 750       $5,000
PA economic agencies notes                 1,025        274        289        305        143         14            -
Operating leases                              63         19         17         16         11          -            -
Revolving line                             4,108          -          -      4,108          -          -            -
Letters of credit                            769          -          -        769          -          -            -
Environmental liabilities                 39,373      1,894      2,796      2,912      2,022      1,879       27,870
                                     --------------------------------------------------------------------------------
Total                                   $ 54,088     $2,937     $3,852     $8,860     $2,926     $2,643      $32,870
                                     ================================================================================

         The above table excludes discounts of the long-term debt and environmental liabilities as well as any related interest.

         The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules. A minimum annual funding of $1.4 million is required for environmental liabilities related to FMRI.

         The revolving line of credit requires immediate repayment from cash receipts. Borrowings can be made as needed, based on availability. The availability at December 31, 2004 was $1.0 million.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  Fansteel Inc.
                      Consolidated Statement of Operations

                                                   Successor
                                                    Company                             Predecessor Company
                                                 -------------        -------------------------------------------------------

                                                 Eleven Months         One Month           Twelve Months        Twelve Months
                                                     Ended               Ended                 Ended                Ended
                                                 December 31,         January 23,          December 31,         December 31,
                                                     2004                2004                  2003                 2002
                                                 -------------        ------------         -------------        -------------

Net Sales                                        $ 52,126,650         $  2,695,857         $ 47,086,923         $ 48,641,638
Cost and Expenses
   Cost of products sold                           42,616,209            2,381,551           38,239,192           43,264,011
   Selling, general and administrative              6,760,799              492,141            7,367,356            7,317,904
                                                 ------------         ------------         ------------         ------------
                                                   49,377,008            2,873,692           45,606,548           50,581,915
                                                 ------------         ------------         ------------         ------------
Operating Income (Loss)                             2,749,642             (177,835)           1,480,375           (1,940,277)
Other Income (Expense)
  Interest earned on accumulated cash
   resulting from Chapter 11 proceeding                  --                   --                 62,822              279,121
  Interest expense (excluding contractual
   interest of $752,000 in 2002)                     (742,059)             (43,977)            (773,373)            (420,226)
  Other                                                19,611               (7,198)             390,462              435,191
                                                 ------------         ------------         ------------         ------------
                                                     (722,448)             (51,175)            (320,089)             294,086
                                                 ------------         ------------         ------------         ------------
Income (Loss) from Continuing
  Operations Before Reorganization
  Items and Income Taxes                            2,027,194             (229,010)           1,160,286           (1,646,191)
Reorganization Items
  Professional fees                                  (576,042)            (333,289)         (10,286,794)          (5,092,009)
  US trustee fees                                    (106,250)                --               (140,500)             (98,250)
                                                 ------------         ------------         ------------         ------------
                                                     (682,292)            (333,289)         (10,427,294)          (5,190,259)
Fresh Start Adjustments                                  --             43,455,000                 --                   --
Gain on Debt Discharge                                   --             15,048,000                 --                   --
                                                 ------------         ------------         ------------         ------------
Income (Loss) from Continuing
  Operations Before Income Taxes                    1,344,902           57,940,701           (9,267,008)          (6,836,450)
Income Tax Benefit                                       --                   --                   --               (249,000)
                                                 ------------         ------------         ------------         ------------
Income (Loss) from Continuing
  Operations                                        1,344,902           57,940,701           (9,267,008)          (6,587,450)
Income (Loss) from Discontinued
  Operations, including Tax Benefit of
  $3,723,000 in 2003 and $4,000 in 2002            (5,105,867)            (108,758)          (5,660,412)           4,624,699
                                                 ------------         ------------         ------------         ------------

Net Income (Loss)                                $ (3,760,965)        $ 57,831,943         $(14,927,420)        $ (1,962,751)
                                                 ============         ============         ============         ============

Weighted Average Number of
Common Shares Outstanding                           3,420,000            8,698,858            8,698,858            8,696,575
Basic and Diluted Net Income
  (Loss) per Share(a)
   Continuing operations                         $       0.39         $       6.66         $      (1.07)        $      (0.76)
   Discontinued operations                              (1.49)               (0.01)               (0.65)                0.53
                                                 ------------         ------------         ------------         ------------
   Net income (loss)                             $      (1.10)        $       6.65         $      (1.72)        $      (0.23)
                                                 ============         ============         ============         ============

--------
(a) Basic earnings per share and diluted earnings per share are the same.

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                           Consolidated Balance Sheet

                                                       Successor          Successor         Predecessor
                                                        Company            Company            Company
                                                      December 31,       January 23,        December 31,
                                                          2004               2004               2003
                                                      ------------       -----------        ------------

ASSETS
Current assets
   Cash and cash equivalents                          $     7,597        $   999,787        $ 1,290,206
   Restricted cash                                        394,034               --           13,377,660
   Accounts receivable, less allowance of
     $541,000 at December 31, 2004,
     $0 at January 23, 2004, and
     $235,000 at December 31, 2003                      7,668,678          8,010,917          7,864,348
   Income tax refund receivable                              --                 --              102,359
   Inventories
       Raw material and supplies                        1,134,049          1,356,495          1,251,087
       Work-in process                                  3,212,009          4,389,018          4,178,808
       Finished goods                                     452,420            657,932            730,181
                                                      -----------        -----------        -----------
       Less:                                            4,798,478          6,403,445          6,160,076
          Reserve to state certain inventories
             at LIFO cost                                    --                 --              806,493
                                                      -----------        -----------        -----------
               Total inventories                        4,798,478          6,403,445          5,353,583
   Other assets - current                               1,509,106            754,927          1,007,400
                                                      -----------        -----------        -----------
Total current assets                                   14,377,893         16,169,076         28,995,556
                                                      -----------        -----------        -----------

Property, plant and equipment
   Land                                                 1,084,419          1,084,419            957,630
   Buildings                                            4,784,363          4,787,518          7,720,354
   Machinery and equipment                              4,581,726          7,149,341         25,122,992
                                                      -----------        -----------        -----------
                                                       10,450,508         13,021,278         33,800,976
   Less accumulated depreciation                        1,037,215               --           22,817,464
                                                      -----------        -----------        -----------
       Net property, plant and equipment                9,413,293         13,021,278         10,983,512
                                                      -----------        -----------        -----------

Net assets of discontinued operations                        --                 --               73,504
                                                      -----------        -----------        -----------

Other assets
   Deposits                                             5,753,141          6,058,331          6,058,331
   Reorganization value in excess of
     amounts allocable to identified assets            12,893,734         12,893,734               --
   Property held for sale                               2,447,500          2,532,500          2,207,060
   Other                                                  121,649             20,120            170,885
                                                      -----------        -----------        -----------
       Total other assets                              21,216,024         21,504,685          8,436,276
                                                      -----------        -----------        -----------

                                                      $45,007,210        $50,695,039        $48,488,848
                                                      ===========        ===========        ===========

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                           Consolidated Balance Sheet

                                                                Successor            Successor           Predecessor
                                                                 Company              Company              Company
                                                               December 31,         January 23,          December 31,
                                                                   2004                 2004                 2003
                                                               ------------         ------------         ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
Liabilities not subject to compromise
  Current liabilities
     Accounts payable                                          $  6,025,129         $  6,427,796         $  5,742,752
     Accrued liabilities                                          6,266,196            9,304,185            8,762,321
     Income taxes                                                   288,298              336,936                8,890
     Short-term borrowings                                        4,108,457            2,650,000                 --
     Current maturities of long-term debt                         1,549,175            1,079,124               24,000
                                                               ------------         ------------         ------------
          Total current liabilities                              18,237,255           19,798,041           14,537,963
                                                               ------------         ------------         ------------

  Long-term debt                                                  4,933,038            5,342,741               42,276
                                                               ------------         ------------         ------------

  Other liabilities - environmental remediation                  25,276,826           25,229,973            1,174,389
                                                               ------------         ------------         ------------

Total liabilities not subject to compromise                      48,447,119           50,370,755           15,754,628
                                                               ------------         ------------         ------------

Liabilities subject to compromise                                      --                   --             90,242,762
                                                               ------------         ------------         ------------

Shareholders' equity (deficit)
  Common stock, par value $0.01 at December 31,
    2004 and January 23, 2004; par value $2.50 at
    December 31, 2003
    Authorized 3,600,000 shares, issued and outstanding
       3,420,000 in 2004; Authorized 12,000,000 shares,
       issued and outstanding 8,698,858 in 2003                      34,200               34,200           21,747,145
  Capital in excess of par value                                    296,314              296,314              316,000
  Accumulated (deficit)                                          (3,760,965)                --            (61,474,484)
  Other comprehensive income
    Minimum pension liability                                          --                   --            (18,090,973)
    Foreign currency translation                                     (9,458)              (6,230)              (6,230)
                                                               ------------         ------------         ------------
        Total other comprehensive income                             (9,458)              (6,230)         (18,097,203)
                                                               ------------         ------------         ------------

  Total shareholders' equity (deficit)                           (3,439,909)             324,284          (57,508,542)
                                                               ------------         ------------         ------------

Total liabilities and shareholders' equity (deficit)           $ 45,007,210         $ 50,695,039         $ 48,488,848
                                                               ============         ============         ============

                 See Notes to Consolidated Financial Statements

                                  FANSTEEL INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                        Unamortized      Retained      Accumulated
                                                          Capital in      Cost of        Earnings         Other
                                             Common        Excess of     Restricted    (Accumulated   Comprehensive
                                              Stock        Par Value    Stock Awards     Deficit)     Income (Loss)      Total
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2001
(Predecessor Company)                     $ 21,747,145   $    316,000   $    (12,805)  $(44,584,313)  $(13,032,265)  $(35,566,238)

     Net loss                                     --             --             --       (1,962,751)          --       (1,962,751)
     Other comprehensive loss
        Minimum pension liability
          adjustment                              --             --             --             --       (6,487,003)    (6,487,003)
        Foreign currency
          translation adjustment                  --             --             --             --            3,087          3,087
                                                                                                                     ------------
     Comprehensive loss                                                                                                (8,446,667)
     Amortization of restricted stock             --             --           12,805           --             --           12,805
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2002
(Predecessor Company)                       21,747,145        316,000           --      (46,547,064)   (19,516,181)   (44,000,100)
                                          ------------   ------------   ------------   ------------   ------------   ------------

     Net loss                                     --             --             --      (14,927,420)          --      (14,927,420)
     Other comprehensive loss
        Minimum pension liability
          adjustment                              --             --             --             --        1,420,030      1,420,030
        Foreign currency translation
          adjustment                              --             --             --             --           (1,052)        (1,052)
                                                                                                                     ------------
     Comprehensive loss                                                                                               (13,508,442)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2003
(Predecessor Company)                       21,747,145        316,000           --      (61,474,484)   (18,097,203)   (57,508,542)
                                          ------------   ------------   ------------   ------------   ------------   ------------

     Net loss                                     --             --             --         (671,057)          --         (671,057)
                                                                                                                     ------------
     Comprehensive loss                           --             --             --             --             --         (671,057)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance prior to application of
Fresh-Start Accounting                      21,747,145        316,000           --      (62,145,541)   (18,097,203)   (58,179,599)
                                          ------------   ------------   ------------   ------------   ------------   ------------

     Cancellation of Predecessor Company
       equity and application of
       Fresh-Start accounting              (21,747,145)      (316,000)          --       62,145,541     18,097,203     58,179,599
     Capitalization of Successor Company        34,200        296,314           --             --           (6,230)       324,284
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance at January 23, 2004
(Successor Company)                             34,200        296,314           --             --           (6,230)       324,284
                                          ------------   ------------   ------------   ------------   ------------   ------------

     Net loss                                     --             --             --       (3,760,965)          --
     Other comprehensive loss                                                                                           (3,760,965)
        Foreign currency translation
        adjustment                                --             --             --             --           (3,228)        (3,228)
                                                                                                                     ------------
     Comprehensive loss                                                                                                (3,764,193)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2004
(Successor Company)                       $     34,200   $    296,314   $       --     $ (3,760,965)  $     (9,458)  $ (3,439,909)
                                          ============   ============   ============   ============   ============   ============

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                      Consolidated Statement of Cash Flows

                                                           Successor                              Predecessor
                                                            Company                                  Company
                                                          ------------        ----------------------------------------------------
                                                             Eleven                One               Twelve              Twelve
                                                             Months               Month              Months              Months
                                                              Ended               Ended               Ended              Ended
                                                          December 31,         January 23,        December 31,        December 31,
                                                              2004                 2004                2003               2002
                                                          ------------        ------------        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                        $ (3,760,965)       $ 57,831,943        $(14,927,420)       $ (1,962,751)
 Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
     Depreciation and amortization                           1,013,648              72,994           1,151,075           1,221,928
     Amortization of restricted stock awards                      --                  --                  --                12,805
     Fresh start adjustments                                      --           (43,455,000)               --                  --
     Gain on discharge of debt                                    --           (15,048,000)               --                  --
     Loss (income) from discontinued operations              5,105,867             108,758           5,660,412          (4,624,699)
     Net pension charge (credit)                                  --                  --             2,103,639           1,414,942
     Gain from disposals of property, plant and
         equipment                                             (33,567)               --              (219,133)               --
 Change in assets and liabilities:
    (Increase) in accounts receivable                         (501,120)           (321,198)           (963,772)         (1,613,548)
     Decrease in income tax refunds receivable                  61,700                --               276,229           4,578,243
    (Increase) decrease in inventories                         850,849            (280,153)            841,376           1,085,871
    (Increase) decrease in other assets-current               (795,314)             79,568           1,543,023          (1,410,822)
     (Decrease) increase in accounts payable
          and accrued liabilities                           (2,451,199)            (95,945)          3,074,490          13,254,038
      Increase (decrease) in liabilities subject
          to compromise                                           --               300,000          (2,250,132)         (3,223,900)
     (Decrease) in income taxes payable                        (48,638)             (8,272)             (1,599)           (260,861)
      Increase (decrease) in other assets                      173,765                 765             255,738            (212,256)
                                                          ------------        ------------        ------------        ------------
NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                                       (384,974)           (814,540)         (3,456,074)          8,258,990
                                                          ------------        ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in restricted cash                       (394,034)            379,457         (11,027,477)         (2,350,183)
  Proceeds from sale of property, plant and
    Equipment                                                   34,000                --               311,773                --
  Capital expenditures                                         (22,620)             (3,155)           (428,622)            (30,116)
                                                          ------------        ------------        ------------        ------------
NET CASH (USED IN) PROVIDED BY
    INVESTING ACTIVITIES                                      (382,654)            376,302         (11,144,326)         (2,380,299)
                                                          ------------        ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term borrowing                          2,098,261                --                  --                  --
 Payments on long-term debt                                   (290,180)               --                  --              (184,068)
                                                          ------------        ------------        ------------        ------------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                      1,808,081                --                  --              (184,068)
                                                          ------------        ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS FROM CONTINUING OPERATIONS                     1,040,453            (438,238)        (14,600,400)          5,694,623
CASH FLOWS FROM DISCONTINUED OPERATIONS                     (2,032,643)            147,819          11,225,794          (3,859,535)
                                                          ------------        ------------        ------------        ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                            (992,190)           (290,419)         (3,374,606)          1,835,088
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                      999,787           1,290,206           4,664,812           2,829,724
                                                          ------------        ------------        ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $      7,597        $    999,787        $  1,290,206        $  4,664,812
                                                          ============        ============        ============        ============

                 See Notes to Consolidated Financial Statements

         NOTE 1 - DESCRIPTION OF BUSINESS

         Fansteel Inc. and its subsidiaries ("Fansteel" or the "Company") is a manufacturer of engineered metal components used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, and plumbing and electrical hardware industries.

         For financial reporting purposes, the Company classifies its products into the two business segments; Advanced Structures, which produces aluminum and magnesium sand castings, and Industrial Metal Components, which produces powdered metal components, and investment castings.

         The Company's business segments have separate management teams and infrastructures that offer different products and services.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The consolidated financial statements include the accounts of Fansteel
Inc. and its subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

         The Company considers all investments purchased with maturity of three months or less to be cash equivalents. At December 31, 2004 and December 31,
2003, the Company had not purchased any investments with maturity of three months or less.

Receivables

         Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts. The Company records such allowances based on a number of factors, including historical trends and specific customer liquidity.

Inventories

         Starting January 23, 2004, inventories are valued at the lower of cost, determined on the "first-in, first-out" (FIFO) basis, or market. Prior to
January 23, 2004, substantial portions of the inventories were valued at lower of cost, determined on the "last-in, last-out" (LIFO) basis, or market. Costs include direct material, labor and applicable manufacturing overhead.

Property, Plant and Equipment

         Acquisitions of properties and additions to existing facilities and equipment are recorded at cost. For financial reporting purposes, straight-line depreciation is used. The estimated useful lives for machinery and equipment range from 3 years to 15 years while the estimated useful lives of buildings are
39 years. Accelerated depreciation is used for income tax purposes.

         In conjunction with fresh start accounting, property, plant and equipment at January 23, 2004 was adjusted to fair market value. See Note 4 on
Basis of Presentation and Fresh Start Accounting.

Reorganization Items

         Excess reorganization value represents the excess of the Successor
Company's enterprise value over the aggregate fair value of the Company's tangible and identifiable intangible assets and liabilities at January 23, 2004.
Although excess reorganization value is not amortized, it is evaluated annually or when events or changes occur that suggest an impairment in carrying value.

Long-lived Assets

         The Company periodically re-evaluates carrying values and estimated useful lives of long-lived assets to determine if adjustments are warranted. The
Company uses estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets'
remaining useful lives.

Revenue Recognition

         The Company recognizes sales when the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as products are shipped. Revenues from sales of tooling, patterns and dies are recognized upon acceptance by the customer.

Shipping and Handling Costs

         The Company classifies distribution costs, including shipping and handling costs, in cost of products sold. Shipping and handling revenues are included in sales.

 Income Taxes

         Income tax expense is based on reported earnings before income taxes.
Deferred income taxes reflect the temporary difference between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes, which requires recognition of deferred tax liabilities and assets.
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

Foreign Currency

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

Stock-Based Compensation

         In accounting for stock-based employee compensation, the Company uses the intrinsic-value method specified in Accounting Principles Board Opinion
("APB") No. 25, "Accounting for Stock Issued to Employees." Shown below are net income (loss) and basic and diluted earnings (loss) per share as reported and adjusted to reflect the use of the fair-value method in determining stock-based compensation costs, as prescribed in SFAS No. 123, "Accounting for Stock-Based
Compensation."

                                              Successor                                Predecessor
                                                Company                                  Company
                                             -------------      -------------------------------------------------------
(Dollars in millions, except for earnings    Eleven Months      One Month Ended       Twelve Months       Twelve Months
per-share)                                       Ended               Ended                Ended               Ended
                                              December 31,         January 23,         December 31,        December 31,
                                                  2004                2004                 2003                2002
                                             -------------      ---------------       -------------       -------------

Net income (loss) as reported                $ (3,760,965)       $  57,831,943        $(14,927,420)        $(1,962,751)
                                             ------------        -------------        ------------         -----------
Deduct: Total stock based compensation
expense determined under the fair value
based method, net of related tax effect              --                   --                  --              (149,155)
                                             ------------        -------------        ------------         -----------
Pro forma - net income (loss)                $ (3,760,965)       $  57,831,943        $(14,927,420)        $(2,111,906)
                                             ============        =============        ============         ===========

Basic/diluted income (loss) per share

  As reported                                $      (1.10)       $        6.65        $      (1.72)        $      (.23)
                                             ============        =============        ============         ===========

  Pro forma                                  $      (1.10)       $        6.65        $      (1.72)        $      (.26)
                                             ============        =============        ============         ===========

Earnings (Loss) per Share

         Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings
per Share" requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. Basic and diluted earnings per share are computed in Note 5.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board ("FASB")
issued SFAS No. 123 (revised 2004), "Share-Based Payments" (SFAS 123(R)). SFAS
123 (R) replaces FASB Statement No. 123, "Accounting for Stock-Based
Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB has concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, a company would recognize share-based employee compensation costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, a company would recognize employee compensation cost for prior periods presented prior to adoption of the proposed standard in accordance with the original provisions of
SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in pro forma disclosures provided in accordance with SFAS
No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed standard unless those changes represent a correction of an error and are disclosed accordingly. For periods after the date of adoption of the proposed standard, the modified prospective transition method described above would be applied. We will adopt SFAS No. 123 (revised 2004) on
July 1, 2005 and will continue to evaluate the impact the adoption of this standard will have on our results of operations.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary
Assets". SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We will adopt SFAS No. 153 on January 1, 2006 and will continue to evaluate the impact the adoption of this standard will have, but do not anticipate any significant impact on our results of operations or financial position.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS
No. 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal."
In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will adopt SFAS No. 151 on January 1, 2006 and will continue to evaluate the impact the adoption of this standard will have, but do not anticipate any significant impact on our results of operations or financial position.

Reclassifications

         Certain reclassifications have been made to prior years' financial statements to conform with the 2004 presentation.

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

         On January 23, 2004, the Company entered into a secured credit facility with Congress Financial Corporation, which provided a new credit facility of up to $10 million in credit, comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to a borrowing base comprised of a percentage of eligible accounts receivable and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 23, 2007. The Company is required to meet certain financial covenants to achieve certain EBITDA and that limit future capital expenditures. The interest rate on the line is prime plus 1% and there is a .5% unused line fee.
Substantially all of the assets of the Company are pledged as security for this financing.

         As of the Effective Date, all common stock and options to purchase common stock of the Predecessor Company were canceled.

         Pursuant to the Plan, on the Effective Date, the Company filed an amended and restated certificate of incorporation authorizing new shares of common stock, par value $.01 per share of the Company ("New Common Stock"). The
Plan authorized the issuance of 3,600,000 shares of New Common Stock. Holders of allowed general unsecured claims against the Debtors were entitled by the Plan to receive approximately 50% stock ownership of the reorganized Company. The
Pension Benefit Guarantee Corporation (the "PBGC") received approximately 21% of the common stock being issued in the reorganization as part of the settlement of its claims related to the under-funding of the Predecessor Company's now-terminated Consolidated Employees' Pension Plan (the "Pension Plan"), a
defined benefit pension plan covered under Title IV of the Employee Retirement
Income Security Act ("ERISA"). The stockholders of the Predecessor Company are entitled by the Plan to receive approximately 24% of the New Common Stock. All of the foregoing percentages are pursuant to the Plan, subjected to dilution by the 5% of New Common Stock reserved for an employee stock plan.

         Under the Plan, allowed administrative expense claims, outstanding obligations under the Predecessor Company's debtor-in-possession financing facility claims and priority claims, including allowed priority tax claims, have been paid in full in cash.

         Under the Plan, holders of allowed secured claims against the Debtors, other than secured creditors whose treatment is specifically provided for in the
Plan, either (i) were paid or are being paid in accordance with the terms of their respective agreements, (ii) received or are receiving periodic cash payments totaling the value of the collateral securing the allowed claim as of the Effective Date, (iii) received a return of the collateral securing the allowed claim, or (iv) received such other treatment as may be agreed to with the Debtors.

          Pursuant to the Plan, holders of allowed general unsecured claims against the Debtors shall receive (i) pro rata distributions from a fixed cash pool of approximately $15.6 million (funded from a portion of certain asset sale proceeds and a cash contribution from Fansteel of $3.1 million and (ii) pro rata distributions of 55% of the New Common Stock of Fansteel (subject to dilution for issuances pursuant to an employee plan. The initial distributions of cash and stock were made on February 23, 2004. Additional distributions of cash and stock have been made, and will continue to be made in accordance with the Plan as previously disputed unsecured claims are adjudicated. The Plan also provides that holders of allowed general unsecured claims are to receive 70% of the net proceeds of the settlement or recoveries in respect of avoidance actions commenced by the Debtors seeking approximately $6 million. A dispute concerning how certain settlements are structured for purposes of applying the proceeds was settled and approved by the court on April 29, 2004. The settlement, in relevant part, makes clear the Company's entitlement to (a) 30% of the net proceeds solely from new cash (as opposed to the assignment or waiver of claims) and (b)
be reimbursed for any and all expense of the litigation from the new cash, and, if necessary, from up to $500,000 of cash currently reserved on account of disputed claims.

         The Plan also provided for a convenience class for general unsecured claims totaling $1,500 or less to receive cash distributions equal to 60% of the allowed claim.

         In accordance with the Plan, the Predecessor Company terminated the
Pension Plan as of December 15, 2003. Fansteel and the PBGC entered into a settlement agreement pursuant to the Plan pursuant to which the PBGC received, in full satisfaction of the claims resulting from the Pension Plan's termination: (i) a $9.5 million, non-interest bearing, ten-year, note, dated
January 23, 2004, from Fansteel Inc., secured by land, buildings, and equipment owned by or used in connection with operations of Fansteel de Mexico, together with (ii) distributions of cash and stock on account of a $1.5 million allowed general unsecured claim and (iii) an additional 20% of the New Common Stock
(subject to dilution for issuances pursuant to an employee stock plan). Included in liabilities subject to compromise at December 31, 2003 was $12.6 million related to the Pension Plan.

         The Plan also provided for settlement of various existing and potential environmental claims and obligations of the Debtors. In particular, the Plan provided for the following treatment of environmental claims and obligations with respect to the various properties as set forth below in full satisfaction and release of all such environmental claims against and obligations of any
Debtor or its successors:

              (f) Holders of environmental claims and/or obligations arising from or with respect to the property at Number Ten Tantalum Place, Muskogee,
Oklahoma (the "Muskogee Facility") shall receive and/or be the beneficiaries of the remediation of the Muskogee Facility to be undertaken by FMRI, Inc.
("FMRI"), one of the special purpose subsidiaries of the Company formed pursuant to the Plan. FMRI (and not Fansteel Inc.), pursuant to an Amended
Decommissioning Plan and an Amended License (collectively, the "NRC License")
issued by the Nuclear Regulatory Commission (the "NRC"), is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken with respect to the Muskogee Facility. Pursuant to the Plan, the operations of FMRI are to be funded primarily by the proceeds of certain non-interest bearing notes issued to FMRI by Fansteel Inc. as follows:

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
and

                  (iii) An unsecured contingent note in an amount, to the extent necessary and as to be determined following further site characterization, reflecting additional costs to remediate soils in excess of costs estimated in the Amended Decommissioning Plan and the NRC License and treat/monitor groundwater. It is anticipated that if an FMRI contingent note is required, it lwould be issued in 2012.

         FMRI may draw up to $2 million from an existing decommissioning trust established in accordance with the Amended Standby Trust Agreement with the NRC.
The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million and provided certain terms and conditions are satisfied. Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust. The NRC was also granted a pledge on the proceeds from any of the FMRI notes and benefits from an indemnity in its favor from FMRI Inc. with respect to Fansteel Inc.'s obligations under the notes.

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
became final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Plan, including precluding FMRI from undertaking to commence certain actions required by the NRC License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC License required
FMRI (i) by September 1, 2004, to commence Phase 1 work of removing certain residue materials ("WIP") from the site and (ii) by March 31, 2006 to complete the removal of the WIP materials, taking into account preparation, scheduling, cost and weather. Realizing its inability to satisfy certain of its NRC License conditions, FMRI timely notified the NRC and commenced discussions with the NRC and third parties with a view to, as soon as possible and subject to available funding, commence and complete Phase 1 remediation. Unfortunately, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to commence removal of WIP materials. As a result, FMRI remains in violation of its
NRC License but continues to maintain the health and safety of the Muskogee
Facility. Fansteel can provide no assurance that FMRI will be able to reach consensus with the NRC and eliminate the existing violations. Notwithstanding
FMRI's violations, the obligations of Fansteel with respect to the Muskogee
Facility are unchanged and remain limited to Fansteel's obligations to FMRI under the FMRI Notes, as described in the Plan. However, if FMRI is unable to reach consensus with the NRC on necessary modifications to its license, it could have an adverse effect on the Company.

              (g) Holders of environmental claims and/or obligations arising from or with respect to the property at Number One Tantalum Place, North
Chicago, Illinois (the "North Chicago Facility") shall receive and/or be the beneficiaries of the remediation of the North Chicago Facility to be undertaken by North Chicago, Inc. ("NCI"), one of the special purpose subsidiaries formed pursuant to the Plan, in accordance with the North Chicago
Consent Decree. Pursuant to the Plan, the North Chicago Facility, consisting of
Fansteel's real property and other assets associated with its operation, was transferred to NCI on the Effective Date. NCI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken with respect to the North Chicago Facility. The operations of
NCI were to be funded primarily from proceeds of certain non-interest bearing notes issued to NCI by Fansteel Inc. as follows:

                  (i) A $2.17 million unsecured note maturing December 31, 2013 with payments matched to correspond to NCI's anticipated expenditures for remediation costs of the North Chicago Facility; and

                  (ii) An unsecured contingent note of up to $500,000 if the costs of performing the response actions at the North Chicago Facility will exceed $2,025,000.

         On November 13, 2003 the City of North Chicago (the "City") and
Fansteel executed an option agreement (the "Option") allowing the City to acquire the North Chicago Facility for $1.4 million. The City had until August
31, 2004 to exercise the Option. However, Fansteel and NCI initially agreed to extend the Option until November 29, 2004 and subsequently to January 31, 2005 in consideration of, among other things, the extension of certain free rent to the Company for usage of certain space in the North Chicago Facility if and after the City exercises the Option. Upon exercise of the Option, NCI was obligated under the Plan to transfer any funds received from the City to the
United States Environmental Protection Agency (the "EPA") and was released from any and all of its obligations to implement the North Chicago response action under the North Chicago Consent Decree, subject to completing the environmental engineering/cost analysis report, and any outstanding notes issued by the
Company to NCI shall be cancelled. In addition, the Company was obligated to issue deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. On December 31, 2004, the
City did notify NCI that it was exercising its option. On March 7, 2005, NCI sold the real property to the City, transferred the proceeds of $1,400,000 received from the City to the EPA and delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. The NCI Notes were canceled, and the City entered into a six-month lease with Fansteel Inc. with respect to portions of the North Chicago Facility.

              (h) Holders of environmental claims and/or obligations arising from or with respect to the property at 203 Lisle Industrial Road, Lexington,
Kentucky (the "Lexington Facility"), shall receive and/or be the beneficiaries of the remediation of the Lexington Facility to be undertaken by FLRI, Inc.
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

              (i) Holders of environmental claims and/or obligations arising from or with respect to the property at 801 Market Street, Waukegan, Illinois
(the "Waukegan Facility"), shall receive and/or be the beneficiaries of the remediation of the Waukegan Facility to be undertaken by Waukegan, Inc. ("WI"), one of the special purpose subsidiaries formed pursuant to the Plan. Pursuant to the Plan, the Waukegan Facility, consisting of Fansteel's real property and other assets associated with the operations was transferred to WI. WI (and not
Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Waukegan Facility and the operations of WI were to be funded by the proceeds of a $1.25 million unsecured, non-interest bearing note maturing December 31, 2013 issued by the Company to WI with payments matched to correspond to WI's anticipated expenditures for remediation costs. During June 2004, WI sold the Waukegan Facility to Ampsky &
Associates, LLC ("Ampsky") for approximately $100,000 in cash and the assumption/indemnification by Ampsky of all environment claims and obligations.
As a result, the Company's $1.25 million note has been extinguished.

              (j) The remaining environmental claims and obligations arising from or related to Fansteel's (i) Li Tungsten site Superfund Site in Glen Cove,
New York, (ii) Old Southington Landfill Site in Southington, Connecticut and
(iii) Operating Industries, Inc. Superfund Site in Monterrey Park, California
are each subject to an EPA Federal Comprehensive Environmental Response,
Compensation and Liability Act ("CERCLA") Potentially Responsible Parties
("CERCLA PRP") Settlement Agreement approved by order of the Court entered on
November 17, 2003. In full satisfaction of such claims and obligations under the
Plan, the holders of such claims received a pro rata share of the cash distribution to holders of general unsecured claims as if such parties held allowed general unsecured claims of: $132,000 (Polychlorinated Biphenyls or
"PCB" Treatment), $460,898 (Operating Industries), $25,000 (Li Tungsten), and
$100,000 (Old Southington), and certain proceeds, if any, of insurance recoveries.

              (k) Substantially all of the environmental claims and obligations associated with the facility owned and operated by Wellman located at 1746
Commerce Road, Creston, Union County, Iowa (the "Iowa Facility") have been resolved in accordance with the Administrative Order on Consent by and between
Wellman Dynamics Corp., a subsidiary of the Company ("Wellman") and the EPA, approved by order of the Court on November 4, 2003. The Administrative Order on
Consent provides for EPA approval of a work plan to characterize the extent of any contamination associated with certain Solid Waste Management Units ("SWMUs")
and evaluation of alternatives to remediate any residual contamination associated with SWMUs in accordance with Wellman's on-going obligations under the Resource Conservation and Recovery Act of 1976 and the Waste Disposal
Amendments of 1984 (collectively, "RCRA") at the Iowa Facility. Wellman estimates the costs associated with the closure activities for the SWMUs will be approximately $2,166,000 through 2009. Environmental liabilities are estimated to be funded from the cash flow generated by operations of Wellman.

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

         The reorganization value of $35.1 million was determined by the Company with the assistance of its financial advisors and was approved by the Court. The financial advisors: (i) reviewed certain historical financial information of the
Company; (ii) reviewed certain internal operating reports, including management-prepared financial projections and analyses; (iii) discussed historical and projected financial performance with senior management and industry experts; (iv) reviewed industry trends and operating statistics as well as analyzed the effects of certain economic factors on the industry; (v)
analyzed the capital structures, financial performance, and market valuations of the Company's competitors; and (vi) prepared such other analyses as they deemed necessary to their valuation determination. Based upon the foregoing, the financial advisors developed a range of values for the Company as of the
Effective Date. In developing this valuation estimate, the financial advisors, using rates ranging from 14% to 20%, discounted the Company's five-year forecasted free cash flows and an estimate of sales proceeds assuming the
Company would be sold at the end of the five-year period within a range of comparable company multiples. Certain of the projected results used in the valuation were materially better than those achieved historically by the
Company.

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

                                               Predecessor                          Successor
                                                 Company                            Company
                                               -----------    -----------------------------------------------------
                                               January 23,    Reorganization         Fresh Start       January 23,
                                                   2004         Adjustments           Adjustments           2004
                                               -----------    ------------------     ------------       -----------

Current assets:
  Cash                                           $    702        $    298 (a)(b)      $   --             $  1,000
  Restricted cash                                  12,998         (12,998)(a)             --                 --
  Accounts receivable                               8,352            (341)(b)             --                8,011
  Inventories                                       5,652            --                    751(c)           6,403
  Other assets - current                              921            (166)(d)             --                  755
                                                 --------        --------             --------           --------
Total current assets                               28,625         (13,207)                 751             16,169
                                                 --------        --------             --------           --------
Net property, plant & equipment                    10,133            --                  2,888(e)          13,021

Reorganization value in excess of  amounts
   allocable to identifiable assets                  --              --                 12,894(f)          12,894
Other assets - long term                            9,275            --                   (664)(g)          8,611
                                                 --------        --------             --------           --------
Total assets                                     $ 48,033        $(13,207)            $ 15,869           $ 50,695
                                                 ========        ========             ========           ========

Current liabilities
  Accounts payable                               $  6,111        $    317(h)          $   --             $  6,428

  Accrued liabilities                               8,412             892(h)              --                9,304
  Accrued income taxes                                  9             328(h)              --                  337
  Short-term borrowings                              --             2,650(a)              --                2,650
  Current maturities of
     long-term debt                                    24           1,055(h)              --                1,079
                                                 --------        --------             --------           --------
  Total current liabilities                        14,556           5,242                 --               19,798
                                                 --------        --------             --------           --------
  Long-term debt                                       42           9,775(h)            (4,474)(i)          5,343
  Environmental
     Remediation                                    1,174          47,168(j)           (23,112)(j)         25,230
  Liabilities subject to
     Compromise                                    90,440         (90,440)(k)             --                 --
  Shareholders' equity  (deficit)                 (58,179)         15,048               43,455                324
                                                 --------        --------             --------           --------
  Total liabilities and equity                   $ 48,033        $(13,207)            $ 15,869           $ 50,695
                                                 ========        ========             ========           ========

         Adjustments reflected in the consolidated balance sheet are as follows
(in dollars):

(a)      In accordance with the Plan, the Company made a cash settlement with the general unsecured creditors that included payout from the restricted cash of $12,300,000 to the benefit of general unsecured creditors and $698,000 to the Company. The Company also distributed
         $3,100,000 for the benefit of the general unsecured creditors with
         $450,000 from cash and short-term borrowing of $2,650,000.

(b)      Accounts receivables were reduced to reflect the $300,000 note receivable payment related to the sale of certain operations, of which
         $250,000 was distributed for the benefit of general unsecured creditors and $50,000 to the Company. The income tax refund receivable was reduced by $41,000 to net realizable value.

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

(j)      Environmental remediation was adjusted to include the assumption of
         $47.2 million of liabilities subject to compromise and fresh start adjustment in reorganization to discount the liability to its present value based on the estimated timing of the future cash expenditures.

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

                                                           January 23, 2004
                                                           ----------------
Accounts payable                                               $  9,646,000
Long-term debt                                                    6,632,000
Environmental                                                       523,000
Pension                                                          14,104,000
                                                           ----------------
Total liabilities subject to compromise discharged             $ 30,905,000
                                                           ================

NOTE 5 - EARNINGS (LOSS) PER SHARE

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

                                        Successor                             Predecessor
                                         Company                                Company
                                       -------------       ----------------------------------------------------
                                       Eleven Months        One Month         Twelve Months       Twelve Months
                                           Ended              Ended               Ended               Ended
 Numerator:                             December 31,       January 23,         December 31,        December 31,
                                            2004              2004                 2003               2002
                                       -------------       ------------       -------------       -------------

  Net income (loss)                    $ (3,760,965)       $ 57,831,943       ($14,927,420)       ($ 1,962,751)
Denominator:
  Denominator for basic earnings
    per share- weighted average
    shares                                3,420,000           8,698,858          8,698,858           8,696,575
Effect of dilutive securities
  Employee stock options                       --                  --                 --                  --
  Employee restricted stock                    --                  --                 --                  --
                                       ------------        ------------       ------------        ------------
Dilutive potential common
  shares                                  3,420,000           8,698,858          8,698,858           8,696,575
                                       ============        ============       ============        ============
Basic earnings per share               $      (1.10)       $       6.65             ($1.72)             ($0.23)
                                       ============        ============       ============        ============
Diluted earnings per share             $      (1.10)       $       6.65             ($1.72)             ($0.23)
                                       ============        ============       ============        ============

         Outstanding options to purchase shares of common stock were 364,467 at
December 31, 2003 and 442,067 at December 31, 2002, but were not included in the computation of diluted earnings per share because they would be anti-dilutive.

         As discussed in Note 3, the Company emerged from Chapter 11 protection on January 23, 2004 and has a reorganized equity structure. In particular, implementation of the Plan resulted in the cancellation of all of the shares of the Predecessor Company's common stock and options that were outstanding prior to the Effective Date and the issuance of New Common Stock as of te Effective
Date.

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

         During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility. Pursuant to the Plan, the Company
negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility (see Note 3). In
December 2003, the NRC approved the issuance of the NRC License to FMRI. At
December 31, 2003, the liability for the environmental remediation decreased from $41.6 million to $38.8 million due to planned spending for remediation, safety and security. At December 31, 2004, the gross estimated liability was
$37.2 million and the recorded discounted liability, using a discount rate of
11.3%, was $19.1 million. This liability could be reduced by potential net insurance recoveries that the Company is seeking from its insurers, but there is no assurance any net recoveries will be received.

         In September 2000, the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site").
The Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003. The proposed remedial actions at the North Chicago
Facility are estimated to cost $2.17 million, for which a liability was recorded at January 23, 2004. At December 31, 2004, the gross estimated liability was
$2.00 million and the recorded discounted liability, using a discount rate of
11.3%, was $1.73 million. On March 7, 2005, NCI sold the real property to the
City, transferred the proceeds of $1,400,000 received from the City to the EPA and delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. This liability could be reduced by potential net insurance recoveries that the
Company is seeking from its insurers, but there is no assurance any net recoveries will be received.

         The Lexington Facility was constructed in 1954 and ceased operations in
2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility. To
Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare. In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that Fansteel submit a plan for further characterization of the facility. Fansteel submitted a letter to the KNREPC in June 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI. FLRI anticipates implementing the Site Characterization Plan in 2006 and has estimated $1.78 million to perform the remedial activities and a liability in that amount was recorded at January 23, 2004. At December 31, 2004 the gross estimated liability was $1.6 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.2 million. This liability could be reduced by potential net insurance recoveries that the Company is seeking from its insurers, but there is no assurance any net recoveries will be received.

         The buildings at the former Waukegan Facility have been demolished and only foundations remain. As part of the Predecessor Company's environmental audit, soil and groundwater samples were collected in 1998, which revealed the presence of petroleum and PCBs in the soils and groundwater. While the contamination does not pose an imminent threat to health, safety or welfare,

remediation will be required to satisfy the Illinois Environmental Protection
Agency Tiered Approach to Corrective Action Objectives, ("TACO") cleanup standards. The Company estimated that the cost to remediate the site to achieve
TACO standards will be $1.25 million, for which a liability is recorded at
January 23, 2004. On June 29, 2004, WI sold its only asset consisting of land in
Waukegan, IL, for $100,000 in cash and the assumption by the buyer of all environmental remediation of the site. The estimated cost of remediation was
$1,250,000 to be expended within 9 years. Fansteel Inc. was to fund the cleanup through an unsecured note payable to WI maturing on December 31, 2012. WI is a
100% owned special purpose subsidiary organized as part of the plan of reorganization that was effective January 23, 2004 for the purpose of environmental remediation of the property owned in Waukegan, Illinois. In connection with the sale of this property, the buyer provided a standby letter of credit for $1,250,000 as financial assurance to the City of Waukegan for remediation. As part of the sale, the Department of Justice on behalf of the
U.S. Government, pursuant to a settlement agreement, agreed to the buyer's assumption of all of the environmental obligations of WI and the cancellation of the note payable from Fansteel Inc. to WI.

         Actual costs to be incurred in future periods to decommission the above sites may vary, which could result in adjustment to future accruals, from the estimates, due to, among other things, assumptions related to the quantities of soils to be remediated and inherent uncertainties in costs over time of actual disposal.

         On December 31, 2004, Fansteel Inc. sold substantially all of the assets (including, but not limited to, machinery and equipment, raw material items, work-in-process items, finished goods items, receivables, machinery and equipment contracts, customer contracts and supplier contracts, but excluding real estate, fixtures and certain other assets) of the division of the Company known as "Washington Manufacturing" (the "Washington Division") to Whitesell
Corporation ("Whitesell"), a customer of the Washington Division, for consideration consisting of a combination of (i) cash (in the initial amount of approximately $2.0 million, subject to post-closing adjustment) and (ii) the assumption by Whitesell of certain liabilities of the Washington Division (in the initial amount of approximately $1.0 million, determined in accordance with
U.S. generally accepted accounting principles consistently applied, subject to post-closing adjustment) (collectively, the "Washington Sale") . A loss of $1.6 million was recognized from this sale.

         Under the Company's revolving loan facility with Congress Financial
Corporation, Congress Financial Corporation's consent was required for the
Company to enter into its agreement with Whitesell, and the Company granted to
Congress Financial Corporation security interests in certain of its assets, including the assets specified in such agreement to be sold by the Company to
Whitesell. On December 30, 2004, Congress Financial Corporation consented to the
Company's entry into its agreement with Whitesell and agreed to release its security interest in the assets specified in such agreements to be sold by the
Company to Whitesell there under, subject to the satisfaction of certain conditions precedent, including, without limitation, that all of the cash proceeds to the Company of the Washington Sale (net of certain transaction expenses and payments to secured claim holders) be applied to the payment of outstanding indebtedness under the revolving loan facility. On December 31,
2004, as contemplated by Congress Financial Corporation's consent, approximately
$1.75 million of the cash proceeds to the Company of the Washington Sales were applied by the Company to the repayment of outstanding indebtedness under the revolving loan facility.

         In the second quarter 2004, the Company sold all the assets and liabilities of its special purpose subsidiary Waukegan Inc. Net proceeds were
$100,000 and a gain of $773,000 was recognized due to the elimination of the environmental liabilities on the site as part of the sale.

         In fourth quarter 2003, the Company sold its Hydro Carbide and
California Drop Forge operations, certain other assets located in the Company's
Lexington, Kentucky and Plantsville, Connecticut facilities and substantially all of the assets of Phoenix Aerospace to an entity affiliated with certain
Directors in accordance with the reorganization plan approved by the Bankruptcy
Court. Net proceeds for this sale were $12,206,000 and a loss of $1,858,000 was recognized.

         In a separate transaction, in accordance with the approved reorganization plan approved by the bankruptcy court, the Company sold real property, equipment and trademarks of the Plantsville, Connecticut facility with net cash proceeds of $890,000 and a loss of $110,000.

         In 2002, the Company sold Fansteel Schulz Products, Inc., part of the
California Drop Forge operation, for net proceeds of $2,220,000 and a gain of
$489,000.

         The operations described above are classified as discontinued
operations for all periods presented.

         Results for discontinued operations were as follows:

                                        Successor                             Predecessor
                                         Company                                Company
                                       -------------       ----------------------------------------------------
                                       Eleven Months        One Month         Twelve Months       Twelve Months
                                           Ended              Ended               Ended               Ended
                                        December 31,       January 23,         December 31,        December 31,
                                            2004              2004                 2003               2002
                                       -------------       ------------       -------------       -------------

(Loss) gain on dispositions             $  (829,584)       $      --           $(1,968,000)        $   489,000
(Loss) income from operations            (4,276,283)          (108,758)         (3,692,412)          4,135,699
                                        -----------        -----------         -----------         -----------
Income from discontinued operations     $(5,105,867)       $  (108,758)        $(5,660,412)        $ 4,624,699
                                        ===========        ===========         ===========         ===========

         Summarized financial information for discontinued operations is as follows:

                                                Successor                             Predecessor
                                                 Company                                Company
                                               -------------       ----------------------------------------------------
                                               Eleven Months        One Month         Twelve Months       Twelve Months
                                                   Ended              Ended               Ended               Ended
                                                December 31,       January 23,         December 31,        December 31,
                                                    2004              2004                 2003               2002
                                               -------------       ------------       -------------       -------------

Net sales                                      $  8,381,939        $    567,410        $ 43,830,446        $ 63,689,054
Cost of sales                                     8,293,891             589,624          43,256,449          61,562,572
Selling and administrative expenses               1,231,732              86,544           6,450,660           8,537,243
Provision (benefit) from environmental
liabilities                                            --                  --               700,000         (11,000,000)
Other expense (income)                            3,132,599                --               839,146             457,540
                                               ------------        ------------        ------------        ------------
(Loss) income before income taxes                (4,276,283)           (108,758)         (7,415,809)          4,131,699
Income tax provision (benefit)                         --                  --            (3,723,397)             (4,000)
                                               ------------        ------------        ------------        ------------
Net loss from operations                       $ (4,276,283)       $   (108,758)       $ (3,692,412)       $  4,135,699
                                               ============        ============        ============        ============

Total assets                                   $       --          $       --          $     73,504        $ 19,701,116
Total liabilities, not subject to
   compromise                                          --                  --                  --             4,324,860
                                               ------------        ------------        ------------        ------------
Net assets of discontinued
   Operations                                  $       --          $       --          $     73,504        $ 15,376,256
                                               ============        ============        ============        ============

         The 2003 tax benefit for discontinued operations represents a reduction in deferred tax asset valuation allowances as a result of realization in 2003 of discontinued operations environmental remediation net operating losses carried back beyond the regular carry back period under special tax loss rules.

NOTE 7 - PROPERTY HELD FOR SALE

         The Company is pursuing the sale of its Lexington Facility. During the fresh start reporting process, the land and buildings held for sale were adjusted to their estimated fair value based upon the estimated fair value as determined by third party appraisals.

         In June 2004, the Waukegan property that had been held for sale was sold. In March 2005, the North Chicago property that was held for sale was sold.
The carrying value of the properties held for sale as of December 31, 2004,
January 23, 2004, and December 31, 2003 are detailed below:

                                                                   Predecessor
                                        Successor Company             Company
                                  ----------------------------     ------------
                                  December 31,     January 23,     December 31,
                                      2004            2004             2003
                                  -----------      -----------     ------------

Lexington facility                 $1,327,500       $1,327,500       $      --
North Chicago property              1,120,000        1,120,000              --
Waukegan property                        --             85,000              --
                                   ----------       ----------       ---------
Total property held for sale       $2,447,500       $2,532,500       $      --
                                   ==========       ==========       =========

NOTE 8 - ACCRUED LIABILITIES

         Accrued liabilities include the following at:

                                                                       Predecessor
                                            Successor Company             Company
                                      ----------------------------     ------------
                                      December 31,     January 23,     December 31,
                                          2004            2004             2003
                                      -----------      -----------     ------------

Payroll and related costs              $1,422,038       $1,633,938       $1,756,298
Taxes, other than income                   99,021          250,315          231,235
Profit sharing                            604,002          499,042          481,743
Insurance                               2,669,009        2,549,777        2,427,831
Environmental and Waste Disposal          196,000          174,943          163,929
Professional fees                         827,124        3,710,855        3,304,616
Other                                     449,002          485,315          396,669
                                       ----------       ----------       ----------
                                       $6,266,196       $9,304,185       $8,762,321
                                       ==========       ==========       ==========

NOTE 9 - OTHER ENVIRONMENTAL REMEDIATION

         Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel
Inc., entered into an Administrative Order on Consent with the EPA to perform a
RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by
Wellman. Wellman has estimated that the cost for conducting the RFI/CMS will be
$2,147,000 from 2004 to 2009. At December 31, 2004 the gross estimated liability was $2.09 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.62 million.

         Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand. It is anticipated, based upon recent projections by third party consultants, that Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2004 was $445,000.

         In October 2000, Fansteel provided the Iowa Department of Health (the
"IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site. The IDPH required Wellman to perform a Risk
Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment. Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment. Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill. However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time. The estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2004 was $422,000.

         The liabilities were recorded for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts, including the results of environmental studies and testing conducted for all
Predecessor Company-owned sites in 1997 and since, and considering existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these

environmental matters. These liabilities could be reduced by potential net insurance recoveries that the Company is seeking from its insurers, but there is no assurance any net recoveries will be received.

NOTE 10 - DEBT

    Short-term borrowings consisted of the following:

                                                                       Predecessor
                                            Successor Company             Company
                                      ----------------------------     ------------
                                      December 31,     January 23,     December 31,
                                          2004            2004             2003
                                      -----------      -----------     ------------

Revolving line of credit through
  Congress Financial                   $4,108,457       $2,650,000       $      --
                                       ----------       ----------       ---------
Total short-term borrowings            $4,108,457       $2,650,000       $      --
                                       ==========       ==========       =========

         On January 23, 2004, the Company entered into a secured credit facility with Congress Financial Corporation. The new credit facility provides up to $10 million in credit, which is comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to a borrowing base comprised of a percentage of eligible accounts receivable and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 23, 2007. The Company is required to meet certain financial covenants to achieve certain EBITDA and that limit future capital expenditures. The interest rate on the line is prime plus 1% (weighted average rate of 5%) and there is a .5% unused line fee. Substantially all of the assets of the Company are pledged as security for this financing. Borrowing under the revolving line of credit is included as short-term borrowings. At December 31, 2004, the
Company had letters of credit for $769,000 outstanding for casualty insurance collateral and environmental assurance under the new credit facility with an interest rate of 2.5%.

         Long-term debt consisted of the following:

                                                                                            Predecessor
                                                                 Successor Company             Company
                                                           ----------------------------     ------------
                                                           December 31,     January 23,     December 31,
                                                               2004            2004             2003
                                                           -----------      -----------     ------------

PBGC, non-interest bearing ten-year note, due from
   2004 to 2013 (net of an imputed discount of
   $3,689,040 at December 31, 2004 and $4,279,012
   at January 23, 2004)                                    $5,060,960       $5,220,988       $     --
Loans from various Pennsylvania economic agencies
  with interest rates ranging from 2.0% to 5.5%, due
  from 2008 to 2009                                           896,253        1,136,601             --
Loans from Decommissioning Trust for FMRI                     525,000             --               --
Capital lease, non-interest bearing, due 2005                    --             64,276           66,276
                                                           ----------       ----------       ----------
                                                            6,482,213        6,421,865           66,276
                                                           ----------       ----------       ----------
Less current maturities                                     1,549,175        1,079,124           24,000
                                                           ----------       ----------       ----------
Total long-term debt                                       $4,933,038       $5,342,741       $   42,276
                                                           ==========       ==========       ==========

         The Pension Benefit Guarantee Corporation note is collateralized by land, building and equipment located in Mexico with a book value of $1,834,000 at December 31, 2004. The Pennsylvania long-term debt is collateralized by machinery and equipment with a net book value of $788,000 at December 31, 2004.

         In accordance with SOP 90-7, the above debt for January 23, 2004 and
December 31, 2004 has been discounted using an imputed interest rate of 11.3%

         The aggregate maturities for long-term debt for the five years after
December 31, 2004 are $1,024,000, $1,039,000, $1,055,000, $893,000, and
$764,000, respectively.

NOTE 11 - INCOME TAXES

         Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

         Valuation allowances are established in accordance with provisions of
FASB Statement No. 109 "Accounting for Income Taxes". The valuation allowances are attributable to federal and state deferred tax assets.

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                         Predecessor
                                                          Successor Company                 Company
                                                    ----------------------------         ------------
                                                    December 31,     January 23,         December 31,
                                                        2004            2004                 2003
                                                    -----------      -----------         ------------

Deferred tax assets - current:
  Self insurance accruals                          $ 1,012,997        $   614,000        $   614,344
  Vacation accruals                                    223,153            318,000            317,789
  State income taxes                                   (76,897)           121,000            121,000
  Allowance for doubtful accounts receivable            61,553             86,000            103,663
  Other                                                 43,550           (157,000)          (157,120)
  Valuation allowance                               (1,264,356)          (982,000)          (999,676)
                                                   -----------        -----------        -----------
                                                   $       --         $       --         $       --
                                                   ===========        ===========        ===========

                                                                                               Predecessor
                                                              Successor Company                  Company
                                                       --------------------------------        ------------
                                                       December 31,         January 23,        December 31,
                                                           2004                2004                2003
                                                       ------------        ------------        ------------

Deferred tax assets (liabilities) - non current:
  Environmental costs                                  $  9,565,064        $  8,740,000        $ 16,502,371
  Pensions                                                  174,903           1,900,000            (555,369)
  Tax depreciation in excess of book                     (1,871,585)         (3,639,000)         (1,796,206)
  Reorganization costs                                      806,318                --                  --
  Federal income tax net operating loss                   7,140,526           5,134,000          10,975,440
  Other                                                      59,476             164,000             164,286
                                                       ------------        ------------        ------------
                                                         15,874,702          12,299,000          25,290,522
                                                                                                 25,290,522

  State income tax net operating loss
   Carry-forwards                                            75,049              75,000              75,212
  State income taxes                                      2,984,237           1,876,000           3,543,048
                                                       ------------        ------------        ------------
                                                          3,059,286           1,951,000           3,618,260
  Valuation allowances                                  (18,933,988)        (14,250,000)        (28,908,782)
                                                       ------------        ------------        ------------
                                                       $         --        $         --        $         --
                                                       ============        ============        ============

         The income tax refund receivable at January 23, 2004 of $61,700 and at
December 31, 2003 of $102,359 relates to holdback from the NOL refund filed in
2002.

         At December 31, 2004, January 23, 2004 and December 31, 2003, the
Company had potential federal and state income tax benefits from net operating loss carry-forwards of $21.0 million, $15.1 million and $26.6 million, respectively, that expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards as the net operating loss carry-forwards are not anticipated to be realized before expiration.

         Details of the provision (benefit) for income taxes related to continuing operations in the consolidated statement of operations are as follows:

                                            Successor                             Predecessor
                                             Company                                Company
                                           -------------       ----------------------------------------------------
                                           Eleven Months        One Month         Twelve Months       Twelve Months
                                               Ended              Ended               Ended               Ended
                                            December 31,       January 23,         December 31,        December 31,
                                                2004              2004                 2003               2002
                                           ------------        ------------        ------------        ------------

Current taxes
  Federal                                  $   (949,000)       $  4,196,000        $   (136,000)       $   (474,000)
  Foreign                                       118,000               8,000             136,000             130,000
  State                                          17,000              18,000                --                  --
                                           ------------        ------------        ------------        ------------
                                               (814,000)          4,222,000                --              (344,000)
Deferred income taxes
  Federal                                       733,000          (7,324,000)         (4,100,000)         (2,039,000)
  State                                         368,000          (3,673,000)           (437,000)             86,000
  Federal net operating loss
    carry-forward used                          814,000          (4,222,000)               --                  --
  Valuation allowances                       (1,101,000)         10,997,000           4,537,000           1,953,000
                                           ------------        ------------        ------------        ------------
                                                814,000          (4,222,000)               --                  --
                                           ------------        ------------        ------------        ------------
Income taxes - continuing
  operations                               $       --          $       --          $       --          $   (344,000)
                                           ============        ============        ============        ============

         A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate to continuing operation loss before income tax provision is as follows:

                                            Successor                             Predecessor
                                             Company                                Company
                                           -------------       ----------------------------------------------------
                                           Eleven Months        One Month         Twelve Months       Twelve Months
                                               Ended              Ended               Ended               Ended
                                            December 31,       January 23,         December 31,        December 31,
                                                2004              2004                 2003               2002
                                           ------------        ------------        ------------        ------------

Income tax provision at statutory rate
                                           $    457,000        $ 19,700,000        $ (4,132,000)       $(2, 141,000
Add:
  State income taxes, net of
   Federal income tax
     provision                                     --                  --                  --                  --
  Change in valuation
    allowances                               (1,101,000)         10,997,000           4,537,000           1,953,000
  Fresh start adjustments and
    gain on discharge of debt                      --           (26,482,000)               --                  --
  Federal net operating loss
    Carry-forward used                          814,000          (4,222,000)               --                  --
  Other, net                                   (170,000)              7,000            (405,000)           (156,000)
                                           ------------        ------------        ------------        ------------
Total income tax provision                 $       --          $       --          $       --          $   (344,000)
                                           ============        ============        ============        ============

         Income taxes paid for each of the three years in the period ended
December 31, 2004 amounted to $8,000, $58,000 and $4,000, respectively. Income tax refunds in the three year period ended December 31, 2004 amounted to $9,000,
$3,786,000 and $5,244,000, respectively. No income taxes were paid or refunded in the one month period ended January 23, 2004.

NOTE 12 - LEASE COMMITMENTS

         The Company leases data processing, transportation and other equipment, as well as certain facilities, under operating leases. Such leases do not involve contingent rentals, nor do they contain significant renewals or escalation clauses. Total minimum future rentals under non-cancelable leases at
December 31, 2004 were $63,000, including $19,000 in 2005, $17,000 in 2006,
$16,000 in 2007, $11,000 in 2008, and $0 in 2009 and thereafter. Rental expense was $250,000 in 2004, $602,000 in 2003, and $779,000 in 2002.

NOTE 13 - RETIREMENT PLANS

     The Company had three non-contributory defined benefit plans. The purchaser of the Hydro Carbide operation in November 2003 assumed one Plan that covered hourly employees at the Hydro Carbide operation. The Fansteel Consolidated
Employees' Pension Plan was a distressed termination as of December 15, 2003 as part of the Plan. The remaining plan, covering salaried employees at the
Company's Wellman Dynamics subsidiary, which approximates 12% of the Company's employees, is shown below for 2004. Benefits for salaried plans are generally based on salary and years of service, while hourly plans were based upon a fixed benefit rate in effect at retirement date and years of service. The Company's funding of the plans is equal to the minimum contribution required by ERISA.
Contributions to defined benefit plans totaled $251,000 in 2003. No contributions were made in 2004 and no contributions are expected for 2005.

         A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. Minimum pension liability adjustments of $1,420,000, without tax benefit due to a valuation allowance, were recorded as reductions to shareholders' equity (deficit) at December 31, 2003. As part of Fresh Start
Accounting at January 23, 2004, an increase to shareholders equity of
$18,090,973 was recorded to eliminate the minimum pension liability.

         Following is actuarial information relating to the defined benefit plans for:

                                         December 31,         January 23,        December 31,        December 31,
Change in benefit obligation                 2004                2004                2003                2002
                                         ------------        ------------        ------------        ------------

  Benefit obligations at beginning
    of period                            $  5,968,668        $  5,948,982        $ 44,991,497        $ 44,419,200
  Service cost                                156,619              14,238             473,207             476,369
  Interest cost                               319,577              29,053           2,914,721           3,088,039
  Amendments                                     --                  --                  --                66,203
  Effect of Curtailments                         --                  --              (870,528)              9,623
  Actuarial (gain) loss                        58,013                --             3,263,639           2,170,343
  Benefits paid                              (270,253)            (23,605)         (3,911,617)         (3,682,190)
                                         ------------        ------------        ------------        ------------
  Benefit obligations at end of
    period                                  6,232,624           5,968,668          46,864,081          46,544,425
                                         ------------        ------------        ------------        ------------

  Accumulated benefit obligation            5,694,021           5,372,114          46,287,213          44,809,947

Change in plan assets
  Fair value of plan assets at
     beginning of period                    5,621,912           5,583,305          31,910,698          39,158,601
  Actual return on plan assets                843,736              62,212           4,385,476          (2,546,713)
  Employer contributions                         --                  --               138,980             116,999
  Benefits paid                              (270,253)            (23,605)         (3,911,617)         (3,682,190)
                                         ------------        ------------        ------------        ------------
  Fair value of plan assets at end
    of period                               6,195,395           5,621,912          32,523,537          33,046,697
                                         ------------        ------------        ------------        ------------

  Funded status                               (37,229)           (346,756)        (14,340,544)        (13,497,728)
  Unrecognized actuarial loss                (386,602)               --            19,195,409          20,762,583
  Unrecognized transition asset                  --                  --                  --                (3,864)
  Unrecognized prior service
     costs                                        106                --                   171             500,445
                                         ------------        ------------        ------------        ------------
  Net amount recognized                  $   (423,725)       $   (346,756)       $  4,855,036        $  7,761,436
                                         ============        ============        ============        ============

Amounts recognized in statement of
financial position
  Accrued benefit liability              $   (423,725)       $   (346,756)       $(14,314,626)       $(12,828,256)
  Accumulated other
     comprehensive income                        --                  --            19,169,662          20,589,692
                                         ------------        ------------        ------------        ------------
  Net amount recognized                  $   (423,725)       $   (346,756)       $  4,855,036        $  7,761,436
                                         ============        ============        ============        ============

         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are as follows:

                                         December 31,         January 23,        December 31,        December 31,
                                             2004                2004                2003                2002
                                         ------------        ------------        ------------        ------------

Projected benefit obligations             $        --         $       --         $40,915,099         $41,208,269
Accumulated benefit
   obligations                                     --                 --          40,915,099          40,063,666
Fair value of plan assets                          --                 --          26,940,232          27,524,335

                                         December 31,         January 23,        December 31,        December 31,
Change in benefit obligation                 2004                2004                2003                2002
                                         ------------        ------------        ------------        ------------

Weighted average assumptions used to
determine benefit obligations as of
December 31
  Discount rate                                  6.00%               6.00%               6.00%               6.75%
  Expected return on plan assets                 8.00%               8.00%               8.00%               8.00%
  Rate of compensation increase                  3.50%               3.50%               3.50%               3.50%

Weighted average assumptions used to
determine net periodic pension cost as
of December 31
  Discount rate                                  6.75%               6.75%               6.75%               7.25%
  Average compensation
     increase                                    3.50%               3.50%               3.50%               3.50%
  Expected rate of return on plan
     assets                                      8.00%               8.00%               8.00%               8.00%
Components of net periodic benefit cost
  Service cost                               $156,619           $ 14,238            $ 476,369             $473,207
  Interest cost                               319,577             29,053            2,914,721            3,088,039
  Expected return on plan assets             (399,287)            (36,299)         (2,416,359)         (2,993,898)
  Amortization of prior service
    cost                                           60                   5              48,161              133,496
  Amortization of transition asset                  -                    -                  -              (7,712)
  Recognized actuarial loss                         -                               1,219,727              873,743
                                             --------             -------         -----------           ----------
  Net periodic benefit cost                  $ 76,969             $ 6,997         $ 2,242,619           $1,566,875
                                             ========             =======         ===========           ==========

         The expected long term rate of return for the pension plans was developed using historical rates of return while factoring in current market conditions such as inflation, interest rates and equity performance. The investment policies and strategies are directed at a blend of equity and income investments that ranges from 65% to 35% of each asset classification.

         The Company's pension plan weighted-average asset allocation by asset category are as follows:

                       December 31,         January 23,        December 31,        December 31,
                           2004                2004                2003                2002
                       ------------        ------------        ------------        ------------

Income Funds               80%                  81%                 82%                 55%
Equity Funds               20%                  19%                 18%                 45%
                       ------------        ------------        ------------        ------------
                          100%                 100%                100%                100%
                       ============        ============        ============        ============

         Based on the current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 calendar years:

               Year Ending December 31,               Benefits Paid
               --------------------------------    -------------------
               2005                                         $ 320,000
               2006                                           320,000
               2007                                           360,000
               2008                                           400,000
               2009                                           460,000
               Years 2010 - 2014                            2,850,000

         The Company has several defined contribution plans covering approximately 100% of its employees. Almost all of the defined contribution plans have funding provisions that, in certain situations, require Company contributions based upon formulae relating to employee gross wages, participant contributions or hours worked. Almost all of the defined contribution plans also allow for additional discretionary Company contributions based upon profitability. The costs of these plans for 2004 and 2003 were $581,000, and
$655,000, respectively.

     The Company makes medical insurance available and provides limited amounts of life insurance to retirees. Retirees electing to be covered by Company sponsored health insurance pay the full cost of such insurance. The Company accrues the cost of the retiree life insurance benefits in relation to the employee's service with the Company. Costs of postretirement benefits other than pensions for the years ended December 31, 2004 and 2003 were $65,000 and
$95,000, respectively.

14.   BUSINESS SEGMENTS

         The Company is a manufacturer of engineered metal components, using the sand castings, investment casting and powdered metal processes, that are used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, and plumbing and electrical hardware industries. For financial reporting purposes, the Company classifies its products into the following two business segments; Advanced Structures, which produces aluminum and magnesium sand castings and Industrial Metal Components, which produces powdered metal components and investment castings. The Company's business segments have separate management teams and infrastructures that offer different products and services.

         Financial information concerning the Company's segments is as follows:

                                        Successor                             Predecessor
                                         Company                                Company
                                       -------------       ----------------------------------------------------
                                       Eleven Months        One Month         Twelve Months       Twelve Months
                                           Ended              Ended               Ended               Ended
                                        December 31,       January 23,         December 31,        December 31,
                                            2004              2004                 2003               2002
                                       -------------       ------------       -------------       -------------

NET SALES:
  Advanced Structures
    Sales                               $ 23,343,335       $    926,011        $ 18,161,241        $ 24,651,723
    Intersegment sales                          --                 --                  --                  --
                                        ------------       ------------        ------------        ------------
                                          23,343,335            926,011          18,161,241          24,651,723
  Industrial Metal Components
    Sales                                 28,783,315          1,769,846          28,934,416          23,999,736
    Intersegment sales                          --                 --                (8,734)             (9,821)
                                        ------------       ------------        ------------        ------------
                                          28,783,315          1,769,846          28,925,682          23,989,915
                                        ------------       ------------        ------------        ------------
Total Net Sales                         $ 52,126,650       $  2,695,857        $ 47,086,923        $ 48,641,638
                                        ============       ============        ============        ============
OPERATING INCOME (LOSS):
  Advanced Structures                   $    (58,388)      $   (329,169)         (1,307,006)       $ (2,462,682)
  Industrial Metal Components              2,808,030            151,334           2,821,271             561,628
  Corporate                                     --                 --               (33,890)            (39,223)
                                        ------------       ------------        ------------        ------------
Total Operating Income
   (Loss)                               $  2,749,642       $   (177,835)       $  1,480,375        $ (1,940,277)
                                        ============       ============        ============        ============

         Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.

         The percentages of net sales for classes of similar products that exceeded ten percent of the Company's consolidated net sales, for the periods indicated, are set forth below:

                                                     Percentage of Consolidated Net Sales
                                       ------------------------------------------------------------------------
                                        Successor                             Predecessor
                                         Company                                Company
                                       -------------       ----------------------------------------------------
                                       Eleven Months        One Month         Twelve Months       Twelve Months
                         Business          Ended              Ended               Ended               Ended
   Products              Segments       December 31,       January 23,         December 31,        December 31,
--------------    -----------------    -------------       ------------       -------------       -------------

Sand              Advanced                  45%                34%                 39%                 50%
Castings          Structures
Investment        Industrial Metal          35%                38%                 42%                 30%
Castings          Components
Powdered Metal    Industrial Metal          20%                28%                 19%                 20%
Components        Components

         The Company sells parts to various companies whose end user,
International Engine, accounts for a significant portion of the Company's overall business. Sales of products for these companies represented 15% of net sales for the eleven month period ended December 31, 2004, 23% for the one month ended January 23, 2004, 28% for the twelve months ended December 31, 2003, and
18% for the twelve months ended December 31, 2002. In the fourth quarter of
2004, the Company lost $8 million in annual sales of International Engine business, which is a significant portion of the Company's sales to this customer. The loss of business resulted when International Engine switched from the investment casting process to a different process called fine blanking.
While it is not anticipated, the Company cannot provide any assurance that it will have the ability to replace any loss of revenue or profit resulting from the loss of such business and could suffer a material adverse impact on its operations and financial condition as a consequence.

         The identifiable assets by business segment for the years ended
December 31, 2004, 2003 and 2002 are as follows:

                                                                                               Predecessor
                                                              Successor Company                  Company
                                                       --------------------------------        ------------
                                                       December 31,         January 23,        December 31,
                                                           2004                2004                2003
                                                       ------------        ------------        ------------

       IDENTIFIABLE ASSETS:
         Advanced Structures                           $ 11,695,093         $11,279,387        $  8,742,605
         Industrial Metal Components                      9,450,631          11,136,015          14,900,096
         Corporate / Discontinued                        23,861,486          28,279,637          24,846,147
                                                       ------------         -----------        ------------

       Total Assets                                    $ 45,007,210         $50,695,039        $ 48,488,848
                                                       ============         ===========        ============

         Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

                                          Successor                       Predecessor
                                           Company                          Company
                                         -------------    -----------------------------------------------
                                         Eleven Months     One Month      Twelve Months     Twelve Months
                                             Ended           Ended            Ended             Ended
                                          December 31,    January 23,      December 31,      December 31,
                                              2004           2004              2003             2002
                                         -------------    ------------    -------------     -------------

DEPRECIATION AND AMORTIZATION:
  Advanced Structures                     $  306,527       $   17,780       $  274,374       $  352,052
  Industrial Metal Components                707,121           55,214          876,701          869,876
  Discontinued
                                           1,513,913           14,972          734,013        1,060,528
                                          ----------       ----------       ----------       ----------
Total depreciation and amortization       $2,527,561       $   87,966       $1,885,088       $2,282,456
                                          ==========       ==========       ==========       ==========

CAPITAL EXPENDITURES:
  Advanced Structures                     $     --         $     --         $     --         $    5,800
  Industrial Metal Components                 22,620            3,155          428,622           24,316
  Corporate/Discontinued                      47,389             --            623,609          713,913
                                          ----------       ----------       ----------       ----------
Total capital expenditures                $   70,009       $    3,155       $1,052,231       $  744,029
                                          ==========       ==========       ==========       ==========

NOTE 15 - STOCK-BASED COMPENSATION PLAN

         On the Effective Date, as part of the Plan, all common stock and options for the Predecessor Company's common stock were cancelled. Subsequent to that date, no options or non-vested stock have been granted.

NOTE 16 - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                            2004
                                         --------------------------------------------------------------------------------
                                          Predecessor                            Successor
                                           Company                                Company
                                         -------------    ---------------------------------------------------------------
                                                      First                  Second            Third            Fourth
                                                     Quarter                 Quarter          Quarter           Quarter
                                         -----------------------------    ------------    -------------     -------------
                                             One              Two              Three          Three             Three
                                            Month            Months           Months         Months            Months
(thousands of dollars except per            Ended            Ended            Ended           Ended             Ended
share data)                               January 23        March 31         June 30       September 30      December 31
                                         -------------    ------------    -------------    ------------     -------------

Net Sales                                $  2,696        $  10,543        $  15,745         $  13,312         $  12,527
Gross Profit                                  314            2,523            3,075             2,432             1,481
Net income                                 57,832              640                9              (960)           (3,451)
Net income per weighted average
   Common shares outstanding (a)             6.65             0.19             0.00             (0.28)            (1.01)

                                                                                 2003
                                                  --------------------------------------------------------------------
                                                                          Predecessor Company
                                                  --------------------------------------------------------------------
                                                      First            Second            Third             Fourth
                                                     Quarter           Quarter          Quarter            Quarter
                                                  ---------------   --------------   ---------------    --------------
                                                      Three             Three            Three              Three
                                                      Months            Months           Months            Months
(thousands of dollars except per share data)          Ended             Ended            Ended              Ended
                                                     March 31          June 30        September 30       December 31
----------------------------------------------    ---------------   --------------   ---------------    --------------

Net Sales                                          $   11,956        $  12,046         $   11,175         $  11,910
Gross Profit                                            1,776            2,404              2,018             2,650
Net income                                             (1,820)          (2,332)               469           (11,244)
Net income per weighted average common
   shares outstanding (a)                               (0.21)           (0.27)              0.05             (1.29)

         Results in the one-month ended January 23, 2004 included a gain of
$43,455,000 from the adoption of fresh start accounting and a gain of
$15,048,000 from the discharge of debt from the Plan.

(a) Basic earnings per share and diluted earnings per share are the same.

SCHEDULE II - VALUATION AND QUALIFIYING ACCOUNTS

                                                                  Additions
                                                                  Charged to
                                                   Balance at       Cost,
           Allowance for Doubtful Accounts:       Beginning of     Expenses,    Deductions     Balance at End
                                                      Year         Revenues         (1)           of Year
---------------------------------------------     ------------    ----------    ----------     --------------

Successor Company
Eleven months ended December 31, 2004               $    --       $ 561,479      $ 20,556        $540,923
Predecessor Company
One month ended January 23, 2004                    234,716        (234,716)           --              --
Twelve months ended December 31, 2003               309,867         (75,151)           --         234,716
Twelve months ended December 31, 2002               382,255         (86,289)      (13,901)        309,867

(1) Amounts written off, net of recoveries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Fansteel, Inc.
North Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Fansteel, Inc.
(Successor Company) as of December 31, 2004 and January 23, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for eleven months ended December 31, 2004. We have also audited the consolidated statements of operations, shareholders' equity and cash flows of Fansteel, Inc.
(Predecessor Company) for the one month ended January 23, 2004. We have also audited the schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on December 23,
2003 the Bankruptcy Court entered an order confirming the Second Amended Plan of
Reorganization, which became effective after the close of business on January
23, 2004. Accordingly, the accompanying consolidated balance sheet as of January
23, 2004 has been prepared in conformity with AICPA Statement of Position 90-7,
Financial Reporting for Entities in Reorganization under the Bankruptcy Code, for the successor company as a new entity with the assets, liabilities and a capital structure as of January 23, 2004, having a carrying value not comparable with prior periods as described in Note 4.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fansteel, Inc.
(Successor Company) at December 31, 2004 and January 23, 2004 and the results of its operations and its cash flows for the eleven months ended December 31, 2004 and the results of its operations and cash flows of Fansteel, Inc. (Predecessor
Company) for the one month ended January 23, 2004 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2004 schedule presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois                                           /s/ BDO Seidman, LLP
March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fansteel Inc.:

We have audited the accompanying consolidated balance sheet of Fansteel Inc.
(Debtors in Possession as of January 15, 2002) as of December 31, 2003, and the
related consolidated statements of operations, shareholders' equity (deficit)
and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of Fansteel Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fansteel Inc.
(Debtors in Possession as of January 15, 2002) at December 31, 2003, and the
consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective
January 23, 2004, the Company was reorganized under a plan of reorganization confirmed by the United States District Court for the District of Delaware, the
court responsible for overseeing the Company's Chapter 11 case. In connection with its reorganization, the Company will apply fresh start accounting in the first quarter of 2004.

March 24, 2004                                             /s/ Ernst & Young LLP

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

           Information with respect to a change in the Company's certifying accountant was previously reported in the Company's Current Report on Form 8-K filed on November 2, 2004.

           During the Predecessor Company's fiscal years ended December 31, 2002 and 2003, the subsequent accounting period of the Predecessor Company from
January 1, 2004 up to (but not including) the Effective Date, and the subsequent accounting period of Fansteel Inc. from the Effective Date through October 28,
2004, neither the Predecessor Company nor Fansteel Inc. consulted with BDO
Seidman (current certifying accountants) regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

         Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities
Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report on Form 10-K, the Company's President and Chief
Executive Officer and its Vice President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and
Exchange Commission's rules and forms and are operating in an effective manner.

         During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

         Not applicable.

PART III.
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                 YEAR IN
                                                                                               WHICH FIRST     SHARES OF
                                                                                                 BECAME       COMMON STOCK  PERCENT
                                                                                               DIRECTOR OF       OWNED        OF
NAME             AGE             PRINCIPAL BUSINESS EXPERIENCE AND OTHER INFORMATION             COMPANY      BENEFICIALLY   CLASS
----             ---             ---------------------------------------------------             -------      ------------   -----

G.L. Tessitore    60   Director, Chairman, President and Chief Executive Officer - Mr.            1999           6,994       0.2%
                       Tessitore has been Director, Chairman, President and
                       Chief Executive Officer of Fansteel since January 1999.
                       From May 1997 until July 1998, he was President of
                       Claricom, Inc., a privately held tele-communications
                       supplier. From April 1995 until December 1996, he served
                       as President and Chief Executive Officer and a director
                       of Yale International, Inc., an industrial products firm.

J.G. Vogelsang    38   Director - Mr. Vogelsang is the Managing Partner of Promontory             2004            None       0.0%
                       Partners, a financial consulting firm that he founded in January 2002.
                       From 2001 to 2002, he was a turnaround and crises manager for Jay Alix
                       & Associates, a firm specializing in large corporate restructurings.
                       Prior to his tenure in turnaround consulting, Mr.
                       Vogelsang spent six years as an investment banker with
                       Firstar Capital markets, a division of Firstar Bank.

R.R. Burkhart     53   Director - Mr. Burkhart has been directing corporate reorganizations,      2004            None       0.0%
                       start-ups and buy-outs as Chief Executive or Chief Operating Officer in the capital goods, metals and systems integration industries since
                       1982.  Presently, he is a principal of Stoutheart Corporation of Ohio, a personal holding Company with control equity positions in Century
                       Simplimatic Inc. - an operating company dba Wyard Industries,
                       Stoutheart LLC - a real estate holding company, and WPC Inc. - an operating company dba W Pat Crow Forgings.  Mr. Burkhart is also on the board of directors of National Machinery Company.

D.A. Groshoff     33   Director - Mr. Groshoff is Vice President of JP Morgan High Yield          2004            None       0.0%
                       Partners and Chief Compliance Officer for the Pacholder High Yield
                       Fund, Inc.  Prior to joining JPMorgan (at that time Pacholder
                       Associates, Inc.) in 1997, Mr. Groshoff worked in private legal practice in Cincinnati, Ohio.  Mr. Groshoff is also a member of the
                       Board of Directors of Allis-Chalmers Energy, Inc., an oil and natural gas exploration services company listed on the American Stock Exchange.

J.R. Parker       60   Director - Mr. Parker retired in 2005 from being Vice President for        2004            None       0.0%
                       Administration and Finance and Chief Financial Officer of Thomas More
                       College, Crestview Hills, Kentucky.  Prior to that, Mr. Parker served as Vice President and Chief Financial Officer of NS Group, Inc., from
                       1981 through 2000.

R. M.             51   Vice President and Chief Financial Officer - Mr. McEntee has been Vice      N/A             9       Less
McEntee                President and Chief Financial Officer of Fansteel since August 1991.                                than 0.1%

         All directors were appointed to the Successor Company upon emergence from Chapter 11 protection on January 23, 2004. The directors are elected at the annual meeting of stockholders and each director shall hold office until a successor has been elected.

         The Company has a separately designated standing audit committee (the
"Audit Committee") established in accordance with Section 3(a)(58)(A) of the
Exchange Act. The members of the Audit Committee are J.R. Parker, J.G.
Vogelsang, and R.R. Burkhart. The Company's board of directors has determined that Mr. Parker is an "audit committee financial expert" and is an "independent"
director, as defined by the Securities and Exchange Commission's rules.

         Except as described below with respect to their employment agreements, all executive officers serve at the pleasure of the Company's Board of
Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based on the Company's records and other information, the Company believes that all persons who were subject to Section 16(a) of the Exchange Act for the past fiscal year complied with the filing requirements thereof.

CODE OF ETHICS

         The Company has adopted a Code of Ethics that satisfies the Securities and Exchange Commission's requirements for a code of ethics and that applies to all directors, officers and employees of the Company. The Company has posted its
Code of Ethics on the Company's website, www.fansteel.com.

ITEM 11 -EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                     Annual Compensation
                                    ---------------------------------------------------------------
                                                                                                         All Other
       Name & Principal                                                                                 Compensation
           Position                    Year           Salary           Bonus             Other              (1)
--------------------------------    -----------    -------------    -------------    --------------    ---------------

Gary L. Tessitore                      2004           $ 400,000        $  80,000         $  10,877         $    3,000
   Chairman of the Board,              2003             400,000          120,000            47,306              3,000
   President and Chief                 2002             400,000                -            44,868              2,750
   Executive Officer

R. Michael McEntee                     2004             216,132           34,581             9,291              3,000
   Vice President and                  2003             216,132           51,873            18,538              3,000
   Chief Financial Officer             2002             216,132                -            18,182              3,000

(1) Amounts of All Other Compensation are amounts contributed or accrued for fiscal years 2002, 2003 and 2004 under the Company's Savings and Profit
    Sharing Plan.

         All stock options granted in years prior to the Company's emergence from bankruptcy on January 23, 2004 were canceled as part of the plan of reorganization. No stock options have been granted since the emergence from bankruptcy.

         The Company's Pension Plan covering Executive Officers was terminated on December 15, 2003, and the Pension Benefit Guarantee Corporation ("PBGC") is
now the statutory trustee and controls the Plan. The annual pension benefits payable under the Pension Plan are limited by the PBGC. The maximum benefit guarantee for plans terminated in 2003 for workers who retire at age 65 is
$43,977. The PBGC has not yet determined the pension benefit for executive officers after the Pension Plan termination.

         Fansteel's directors each receive annual compensation of $20,000, paid in equal installments over 12 months, for their services as members of the
Company's Board of Directors. Committee chairpersons receive annual compensation of $1,500, paid in equal installments over 12 months, for their services as chairperson.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
DECISIONS

           There were no "Compensation Committee Interlocks" during fiscal year
2004.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

           The Compensation and Nominating Committee of the Company reviews all matters relating to executive compensation and reports its actions and recommendations to the Board of Directors.

           The Company's policy on executive officer compensation is to provide compensation that enables the Company to attract and retain a highly qualified complement of executive officers. As part of the Plan of Reorganization, it was determined that retaining the existing executive officers was integral to the execution of the Plan. Therefore, the two executive officers agreed to employment contracts on January 16, 2004 that expire on January 23, 2006. The
Company's compensation package under the employment agreement consisted of three key parts: base salary, a potential annual bonus, and equity-related compensation. These employment contracts were previously filed as Exhibit 10.1 and Exhibit 10.2 to the Company's Form 10-Q filed on November 12, 2004, and incorporated herein by reference.

           Base Salary. Base salaries were set at the level received for the past three years. These base salaries had been set near the median for similarly sized businesses competing in the same or similar industries as the Company. The sources of comparisons were publications dealing with executive compensation.
The information reported in those publications does not usually reveal the identity of the companies, which were the subject of the reports. The companies that were the basis of that information, accordingly, were not necessarily those that comprise the peer group for comparison of shareholder returns. By setting salaries at a median level, the Company believed that it could attract and retain the caliber of executive officer desired.

           Incentive Compensation. The executive officers are eligible to participate in a bonus plan. No bonus plan was established for 2004. For 2005 a bonus plan has been established based on factors to generate cash, which is key in the achievement of viability, growth, and meeting requirements for environmental remediation. Based on attainment of budgeted EBITDA and cash flow, a bonus can be earned as a percentage of salary ranging from 5% to 50% of base salary.

           Equity-Related Compensation. As part of the Plan of Reorganization, the Company reserved 5% of the authorized common stock or 180,000 shares for stock options. The executive officers are entitled to participate in the stock option plan. No stock option plan has been implemented.

           Chief Executive Officer Compensation. G. L. Tessitore was elected as the Company's Chairman of the Board, President and Chief Executive Officer on
January 26, 1999 and retained the post after emergence from bankruptcy. Mr.
Tessitore's compensation was set by the Company at a level determined to be necessary to attract an individual with the requisite background and capabilities to serve as Chief Executive Officer. Mr. Tessitore's annual base salary has not increased since April 26, 2000. Mr. Tessitore received $80,000 in
2004 pursuant to the Key Employee Retention Plan approved by the Bankruptcy
Court based on the Company's emergence from bankruptcy on January 23, 2004.

           Other Matters. The Company does not anticipate that it will be affected in the future by Section 162(m) of the Internal Revenue Code, which imposes an annual limit of $1,000,000 per person on the federal income tax deduction for executive compensation. If the Company should determine that this limitation might impact the Company, the Company would likely take the necessary steps to bring its compensation programs into compliance with Section 162(m) so that non-deductibility would be avoided.

           J. G. Vogelsang, Chairman of the Committee
           R. R. Burkhart
           D. A. Groshoff
           J. R. Parker

EMPLOYMENT AGREEMENTS

         As part of the Plan, the Company entered into an employment agreement with G.L. Tessitore, dated January 16, 2004 and subsequently amended as of
October 22, 2004, for an initial term of two years commencing on January 23,
2004, subject to one-year automatic renewals if notice of non-renewal is not provided by a party within the time period set forth in the agreement. The employment agreement provides that Mr. Tessitore will receive an annual base salary of $400,000, subject to upward adjustment by the Board of Directors of
Fansteel Inc. in its sole discretion, a potential annual bonus, a car allowance, and participation in employee benefit plans and, if applicable, stock option plans.

         If Mr. Tessitore's employment is terminated by reason of death or disability, he or his legal representatives will be entitled to receive payment of Mr. Tessitore's accrued but unpaid base salary and bonus, accrued but unused vacation time, and certain specified unreimbursed expenses. If Mr. Tessitore's employment agreement is terminated for "Cause" (as defined in the agreement), voluntarily by Mr. Tessitore without "Good Reason" (as defined in the agreement), or upon expiration of the term of the agreement without an earlier termination thereunder, Mr. Tessitore will be entitled to receive payment of his accrued but unpaid base salary, accrued but unused vacation time, and certain specified unreimbursed expenses. If Mr. Tessitore's employment is terminated without "Cause" or by him for "Good Reason," he will be entitled to receive monthly installments of his base salary for twelve months from the date of termination, payment of a pro rata portion of his bonus for the year of termination, continuation for a period of twelve months of all employee benefits under the agreement that Mr. Tessitore was receiving immediately prior to the date of termination, payment for accrued but unused vacation time, and payment of certain specified unreimbursed expenses.

         Mr. Tessitore is subject to certain non-solicitation and
non-competition covenants during the term of the employment agreement and for a period of twelve months following the termination of his employment.

         As part of the Plan, the Company also entered into an employment agreement with R.M. McEntee, dated January 16, 2004 and subsequently amended as of October 22, 2004, for an initial term of two years commencing on January 23,
2004, subject to one-year automatic renewals if notice of non-renewal is not provided by a party within the time period set forth in the agreement. The employment agreement provides that Mr. McEntee will receive an annual base salary of $216,132, subject to upward adjustment by the Board of Directors of
Fansteel Inc. in its sole discretion, a potential annual bonus, a car allowance, and participation in employee benefit plans and, if applicable, stock option plans.

         If Mr. McEntee's employment is terminated by reason of death or disability, he or his legal representatives will be entitled to receive payment of Mr. McEntee's accrued but unpaid base salary and bonus, accrued but unused vacation time, and certain specified unreimbursed expenses. If Mr. McEntee's employment agreement is terminated for "Cause" (as defined in the agreement), voluntarily by Mr. McEntee without "Good Reason" (as defined in the agreement), or upon expiration of the term of the agreement without an earlier termination thereunder, Mr. McEntee will be entitled to receive payment of his accrued but unpaid base salary, accrued but unused vacation time, and certain specified unreimbursed expenses. If Mr. McEntee's employment is terminated without "Cause"
or by him for "Good Reason," he will be entitled to receive monthly installments of his base salary for twelve months from the date of termination, payment of a pro rata portion of his bonus for the year of termination, continuation for a period of twelve months of all employee benefits under the agreement that Mr.
McEntee was receiving immediately prior to the date of termination, payment for accrued but unused vacation time, and payment of certain specified unreimbursed expenses.

         Mr. McEntee is subject to certain non-solicitation and non-competition covenants during the term of the employment agreement and for a period of twelve months following the termination of his employment.

PERFORMANCE GRAPH

         Pursuant to the Plan, on the Effective Date, all common stock and options to purchase common stock of the Predecessor Company were canceled. The
Company's New Common Stock was deemed to have been issued on the Effective Date, actually issued on February 23, 2004 and did not begin trading on the "pink sheets" published by Pink Sheets LLC until February 24, 2004.

         The following graph compares the cumulative total shareholder return on the New Common Stock to the cumulative total return of the Nasdaq Market Index, the CoreData Group 626 - Metals Fabrication Index and the CoreData Group 611 -
Aerospace/Defense Products and Services Index for the period from February 24,
2004 to December 31, 2004. The graph assumes that $100 was invested in the New
Common Stock and each of the indices listed below on February 24, 2004 and that all dividends were reinvested. The Company has compared its cumulative shareholder return with such CoreData Group Indices because its sales are concentrated in both categories. The performance of the New Common Stock reflected below is not indicative of the Company's future performance.

                     COMPARISON OF CUMULATIVE TOTAL RETURN
                              AMONG FANSTEEL INC.,
                 NASDAQ MARKET INDEX AND COREDATA GROUP INDICES

                              [LINE CHART OMITTED]

COMPANY/INDEX             2/24/04  3/31/04   6/30/04   9/30/04   12/31/04
FANSTEEL INC                100.00   105.26    105.26    65.79     34.21
COREDATA GROUP              100.00   101.34    101.86    106.49    131.35

* CoreData Group indices prepared by Media General Financial Services, Inc.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

         The persons owning beneficially 5% or more of the Company's outstanding
Common Stock, the stock ownership of all the Executive Officers and Directors of the Company as a group, and the stock ownership of the named Executive Officers and Directors as of February 28, 2005 are as follows:

                                                                       Amount
                    Name and Address of                             Beneficially                 Percent
                     Beneficial Owner                                   Owned                    of Class
------------------------------------------------------------    ----------------------     ---------------------

Pacholder Associates, Inc., as agent for Pension Benefit               757,486                    22.15%
Guaranty Corporation (1)
   8044 Montgomery Road
  Suite 555
  Cincinnati, Ohio 45236

Northern Trust Company (2)                                             518,625                    15.10%
   P.O. Box 92961
   50 S. LaSalle Street, L4
   Chicago, IL  60675-0001

Marshall & Ilsley Corporation (3)                                      258,039                    7.55%
   770 N. Water Street
   Attn:  Scott Rank, 19th Floor
   Milwaukee, WI  53202-3509

All Officers and Directors as a group (6 persons)                       7,003                      .20%

G. L. Tessitore, President and                                          6,994                      .20%
   Chief Executive Officer
   Fansteel Inc.
   Number One Tantalum Place
   North Chicago, IL  60064

R. M. McEntee, Vice President and                                         9                   less than .1%
   Chief Financial Officer
   Fansteel Inc.
   Number One Tantalum Place
   North Chicago, IL  60064

(1)  According to the Schedule 13D, dated March 8, 2004, filed with the
     Securities and Exchange Commission by Pacholder Associates, Inc.
     ("Pacholder Associates"), an investment adviser and Ohio corporation, pursuant to an investment advisory agreement between Pacholder Associates and the PBGC, dated October 1, 1999, Pacholder Associates has discretionary authority to manage the PBGC's interest in the Company and has sole voting power and sole dispositive power over the 757,486 shares that Pacholder
     Associates, as agent for the PBGC, has received.

(2)  According to the Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005 by Northern Trust Corporation,
     a Delaware corporation and parent holding company, on behalf of itself and its subsidiary, The Northern Trust Company (together with Northern Trust
     Corporation, "Northern Trust"), as of February 8, 2005, Northern Trust was
     the beneficial owner of 518,625 shares of common stock, with sole voting power over

     516,427 shares, shared voting power over 2,198 shares, sole dispositive power over 518,528 shares, and shared dispositive power over 97 shares.

(3)  According to the Schedule 13G filed with the Securities and Exchange
     Commission on February 14, 2005 by Marshall & Ilsley Corporation, a
     Wisconsin corporation and parent holding company of M&I Marshall & Ilsley
     Bank, as of February 11, 2005, Marshall & Ilsley Corporation was the
     beneficial owner of 258,039 shares of common stock, with sole voting power and sole dispositive power over all 258,039 shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with the Plan, the Predecessor Company terminated the
Pension Plan as of December 15, 2003. Fansteel and the PBGC entered into a settlement agreement pursuant to the Plan pursuant to which the PBGC received, in full satisfaction of the claims resulting from the Pension Plan's termination: (i) a $9.5 million, non-interest bearing, ten-year, note, dated
January 23, 2004, from Fansteel Inc., secured by land, buildings, and equipment owned by or used in connection with operations of Fansteel de Mexico, together with (ii) distributions of cash and stock on account of a $1.5 million allowed general unsecured claim and (iii) an additional 20% of the New Common Stock
(subject to dilution for issuances pursuant to an employee stock plan).

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

         The Company engaged Ernst & Young LLP as its auditors through the second quarter of 2004 for the quarterly reviews of the Company's financial statements and other audit matters. The Company engaged the firm of BDO Seidman,
LLP for the third quarter 2004 review and the audit of the annual financial statements for the year ending December 31, 2004, and the reviews of the financial statements included in the Company's Form 10-K for the year ending
December 31, 2004.

         The following table presents fees for professional audit services rendered by BDO Seidman, LLP or Ernst and Young LLP for the audit of the
Company's annual financial statements for the years ended December 31, 2004 and
December 31, 2003 and fees billed for other services, if any, rendered by BDO
Seidman, LLP or Ernst and Young LLP during those periods.

                                                2004                              2003
                              --------------------------------------------     -----------
                              BDO Seidman,      Ernst and                       Ernst and
                                  LLP           Young LLP         Total         Young LLP
                              ------------     -----------     ----------      -----------

Audit fees(1)                    $ 185,000        $ 66,000      $251,000         $300,000
Audit-related fees(2)                   --              --            --               --
Tax fees(3)                             --              --            --               --
All other fees(4)                       --              --            --               --
                                 ---------        --------     ---------         --------
Total                            $ 185,000        $ 66,000     $ 251,000         $300,000
                                 =========        ========     =========         ========

(1)  Audit fees consisted principally of audit work performed on the consolidated financial statements and internal control over financial reporting, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

(2)  The Company did not engage BDO Seidman, LLP or Ernst & Young LLP for other audit related services.

(3)  The Company did not engage BDO Seidman, LLP or Ernst & Young LLP for tax services.

(4)  The Company did not engage BDO Seidman, LLP or Ernst & Young LLP for other services.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT
SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

       Consistent with Securities and Exchange Commission policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility the Audit
Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

       Prior to engagement of the independent registered public accounting firm for the next year's audit, management will submit a list of services and related fees expected to be rendered during that year within each of four categories of services to the Audit Committee for approval.

(1) Audit services include audit work performed on the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

(2) Audit related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

(3) Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm's tax personnel, including tax analysis;
assisting with coordination of execution of tax-related activities, primarily in the area of corporate development, supporting other tax-related regulatory requirements; and tax compliance and reporting.

(4) All other services are those services not captured in the audit, audit-related or tax categories. The Company generally does not request such services from the independent registered public accounting firm.

       Prior to the engagement, the Audit Committee pre-approves independent registered public accounting firm services within each category. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

       The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decision to the Audit Committee at its next scheduled meeting.

PART IV.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

         1. Financial Statements Financial statements filed as part of this Form
10-K are listed under Part II, Item 8.

         2. Financial Statement Schedules Financial statement schedules filed as part of this Form 10-K are listed under part II, Item 8.

         3. Exhibits

(a) The following documents are filed as part of this report or are incorporated by reference to exhibits previously filed with the Securities and Exchange
Commission.

Exhibit No.     Description
-----------     -----------
2.1             Second Amended Joint Reorganization Plan of Fansteel Inc. and
                Subsidiaries (previously filed as Exhibit 99.1 to the Company's
                Form 8-K filed on February 4, 2004, and incorporated herein by reference)

2.2             Confirmation Order of Bankruptcy Court entered on December 23,
                2003 and November 17, 2003 (previously filed as Exhibit 99.2 to the Company's Form 8-K filed on February 4, 2004, and
                incorporated herein by reference)

3.1             Amended and Restated Certificate of Incorporation of Fansteel
                Inc (previously filed as Exhibit 1 to the Company's Form 8-A filed on February 2, 2004,, and incorporated herein by
                reference)

3.2             Amended and Restated By-Laws of Fansteel Inc (previously filed as Exhibit 2 to the Company's Form 8-A filed on February 2,
                2004, and incorporated herein by reference)

10.1            Employment Agreement dated as of January 16, 2004, between the
                Company and Gary L. Tessitore, as amended by that certain
                amendment dated as of October 22, 2004, between such parties
                (previously filed as Exhibit 10.1 to the Company's Form 10-Q filed on November 15, 2004, and incorporated herein by
                reference)

10.2            Employment Agreement dated as of January 16, 2004, between the
                Company and R. Michael McEntee, as amended by that certain amendment dated as of October 22, 2004, between such parties
                (previously filed as Exhibit 10.2 to the Company's Form 10-Q filed on November 15, 2004, and incorporated herein by
                reference)

10.3*           Loan and Security Agreement dated as of January 23, 2004 among the Company, Wellman Dynamics Corporation and Congress Financial
                Corporation, as amended by that certain first amendment dated as of January 19, 2005, among such parties and as amended by that second certain amendment dated as of March 31, 2005, between such parties.

10.4            Asset Purchase Agreement, dated as of December 30, 2004, between the Company and

                Whitesell Corporation (previously filed as Exhibit 99.1 to the
                Company's Form 8-K filed on January 1, 2005, and incorporated herein by reference)

10.5*           Settlement Agreement, dated December 19, 2003, between the
                Company and Pension Benefit Guaranty Corporation

10.6*           Promissory Note, dated September 13, 2003, between the Company and Pension Benefit Guaranty Corporation

10.7*           Option to Purchase, dated November 13, 2003, between the Company and the City of North Chicago

10.8*           Stipulation And Order Clarifying And/Or Modifying Consent
                Decree, dated March 3, 2005, between the Company, North Chicago,
                Inc. ("NCI"), the City of North Chicago (the "City") and the
                United States, on behalf of the Environmental Protection Agency
                ("EPA"), the Department of the Navy ("Navy"), the United States
                Department of the Interior ("DOI"), and the National Oceanic and
                Atmospheric Administration of the United States Department of
                Commerce ("NOAA")

10.9*           Real Estate Vacant Land Sales Contract, dated June 3, 2004, between Waukegan, Inc. and Ampsky & Associates, LLC and
                Waukegan, Inc., including exhibits A and B thereto.

10.10*          Environmental Indemnity Agreement, dated June 29, 2004, between
                Waukegan, Inc. and Ampsky & Associates, LLC and Waukegan, Inc.

10.11*          Settlement Agreement, dated June 21, 2004, by and among the
                United States, Fansteel Inc. and Waukegan Inc.

16.1            Letter, dated November 1, 2004, from Ernst & Young LLP to the
                Securities and Exchange Commission, regarding change of
                certifying accountant for Fansteel Inc. (previously filed as
                Exhibit 16.1 to the Company's Form 8-K filed on November 2, 2004 and incorporated herein by reference)

21.1            Fansteel Inc. List of Subsidiaries (previously filed as Exhibit
                99.1 to the Company's Form 8-K filed on February 4, 2004, and incorporated herein by reference)

31.1*           Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a)
                under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

31.2*           Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a)
                under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

32.1*           Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.

* Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on April 14, 2005, thereunto duly authorized.

                                  Fansteel Inc.

                            By: /s/ Gary L. Tessitore
                            -------------------------
                                Gary L. Tessitore
    President and Chief Executive Officer, Chairman of the Board of Directors
                          (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the
Registrant and in the capacities indicated, on April 14, 2005.

                              /s/ Gary L. Tessitore
                              ---------------------
            Gary L. Tessitore, President and Chief Executive Officer,
                       Chairman of the Board of Directors
                          (Principal Executive Officer)

                           By: /s/ R. Michael McEntee
                           --------------------------
                               R. Michael McEntee
                   Vice President and Chief Financial Officer
         (Principal Financial Officer and Principal Accounting Officer)

                            /s/ Jeffrey G. Vogelsang
                            ------------------------
                         Jeffrey G. Vogelsang, Director

                             /s/ Richard R. Burkhart
                             -----------------------
                         Richard. R. Burkhart, Director

                               /s/ D. A. Groshoff
                               ------------------
                           David A. Groshoff, Director

                               /s/ John R. Parker
                               ------------------
                            John R. Parker, Director

