Form 10-Q
period 2005-03-31
FANSTEEL INC
filed 2005-05-13
CIK 34471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
From _______________ to _______________

                          Commission File Number 1-8676
                                  FANSTEEL INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      36-1058780
--------------------------------------         ---------------------------------
 (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)

                            Number One Tantalum Place
                             North Chicago, Illinois
                                      60064
              (Address of principal executive offices and zip code)
                                 (847) 689-4900
              (Registrant's Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

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

           Class                          Outstanding at April 29, 2005
-------------------------------       ------------------------------------------
 Common Stock, $.01 par value                    3,083,074 shares

                                  FANSTEEL INC.

                                FORM 10-Q - INDEX
                                 March 31, 2005

PART I.    FINANCIAL INFORMATION                                                           Page No.
                                                                                           --------

Item 1       Financial Statements:

             Consolidated Statement of Operations - Three months ended March 31,               3
             2005, Two months ended March 31, 2004 (Successor Company), One month ended January 23, 2004 (Predecessor Company)

             Consolidated Balance Sheet - March 31, 2005 and December 31, 2004                 4
             (Successor Company)

             Consolidated Statement of Cash Flows - Three months ended
             March 31, 6 2005, Two months ended March 31, 2004 (Successor
             Company), and one month ended January 23, 2004 (Predecessor
             Company)

             Notes to Consolidated Financial Statements                                        7

Item 2       Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                    24

Item 3       Quantitative and Qualitative Disclosures About Market Risk                       30

Item 4       Controls and Procedures                                                          30

PART II.     OTHER INFORMATION

Item 1       Legal Proceedings                                                                31

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds                      33

Item 3       Defaults Upon Senior Securities                                                  33

Item 4       Submission of Matters to a Vote of Security Holders                              33

Item 5       Other Information                                                                33

Item 6       Exhibits                                                                         33

Signatures                                                                                    35

Exhibit 31.1  Certifications- Gary L. Tessitore                                               36
Exhibit 31.2  Certifications- R. Michael McEntee                                              37
Exhibit 32.1  Certification                                                                   38

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  Fansteel Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                      Predecessor
                                                                    Successor Company                    Company
                                                        ----------------------------------------    ------------------
                                                            Three Months          Two Months           One Month
                                                               Ended                 Ended                Ended
                                                          March 31, 2005        March 31, 2004        January 23, 2004
                                                        ------------------    ------------------    ------------------

Net Sales                                               $       13,230,921    $       10,542,897    $        2,695,857

Cost and Expenses
   Cost of products sold                                        11,020,614             8,020,183             2,381,551
   Selling, general and administrative                           1,691,711             1,325,387               492,141
                                                        ------------------    ------------------    ------------------
                                                                12,712,325             9,345,570             2,873,692
                                                        ------------------    ------------------    ------------------
Operating Income (Loss)                                            518,596             1,197,327              (177,835)
Other Expense
   Interest expense                                               (207,261)             (110,690)              (43,977)
   Other                                                              (419)              (12,705)               (7,198)
                                                        ------------------    ------------------    ------------------
                                                                  (207,680)             (123,395)              (51,175)
                                                        ------------------    ------------------    ------------------

Income (Loss) from Continuing Operations Before
    Reorganization Items and Income Taxes                          310,916             1,073,932              (229,010)
Reorganization items
   Professional fees                                                  --                    --                (333,289)
   US trustee fees                                                 (18,000)                 --                    --
                                                        ------------------    ------------------    ------------------
                                                                   (18,000)                 --                (333,289)
Fresh Start Adjustments                                               --                    --              43,455,000
Gain on Debt Discharge                                                --                    --              15,048,000
                                                        ------------------    ------------------    ------------------
Income from Continuing Operations Before
   Income Taxes                                                    292,916             1,073,932            57,940,701
Income Tax Provision (Benefit)                                        --                    --                    --
                                                        ------------------    ------------------    ------------------
Income from Continuing Operations                                  292,916             1,073,932            57,940,701
Loss from Discontinued Operations                               (1,031,605)             (433,487)             (108,758)
                                                        ------------------    ------------------    ------------------
Net Income (Loss)                                       $         (738,689)   $          640,445    $       57,831,943
                                                        ==================    ==================    ==================

Weighted Average Number of Common Shares
    Outstanding                                                  3,420,000             3,420,000             8,698,858
Basic and Diluted Net Income (Loss) per Share(a)
   Continuing operations                                $             0.08    $             0.32    $             6.66
   Discontinued operations                                           (0.30)                (0.13)                (0.01)
                                                        ------------------    ------------------    ------------------
   Net income (loss)                                    $            (0.22)   $             0.19    $             6.65
                                                        ==================    ==================    ==================

---------------------
(a)  Basic earnings per share and diluted earnings per share are the same.

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                           Consolidated Balance Sheet

                                                                                 March 31,             December 31,
                                                                                   2005                    2004
                                                                            --------------------    -------------------

ASSETS                                                                          (Unaudited)
Current assets
   Cash and cash equivalents                                                         $   26,299              $   7,597
   Restricted cash                                                                      228,319                394,034
   Accounts receivable, less allowance of $553,000 at March 31,
       2005 and $541,000 at December 31, 2004                                         8,547,780              7,668,678
   Inventories
       Raw material and supplies                                                      1,169,216              1,134,049
       Work-in process                                                                4,000,080              3,212,009
       Finished goods                                                                   668,925                452,420
                                                                            --------------------    -------------------
               Total inventories                                                      5,838,221              4,798,478
                                                                            --------------------    -------------------
   Other assets - current                                                             1,465,581              1,509,106
                                                                            --------------------    -------------------
Total current assets                                                                 16,106,200             14,377,893
                                                                            --------------------    -------------------

Property, plant and equipment
   Land                                                                               1,084,419              1,084,419
   Buildings                                                                          4,784,363              4,784,363
   Machinery and equipment                                                            4,638,221              4,581,726
                                                                            --------------------    -------------------
                                                                                     10,507,003             10,450,508
   Less accumulated depreciation                                                      1,296,674              1,037,215
                                                                            --------------------    -------------------
       Net property, plant and equipment                                              9,210,329              9,413,293
                                                                            --------------------    -------------------

Other assets
   Deposits                                                                           5,756,552              5,753,141
   Reorganization value in excess of amounts allocable to
      identified assets                                                              12,893,734             12,893,734
   Property held for sale                                                             1,327,500              2,447,500
   Other                                                                                140,051                121,649
                                                                            --------------------    -------------------
       Total other assets                                                            20,117,837             21,216,024
                                                                            --------------------    -------------------
                                                                                    $45,434,366            $45,007,210
                                                                            ====================    ===================

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                           Consolidated Balance Sheet

                                                                                    March 31,                 December 31,
                                                                                      2005                        2004
                                                                               --------------------      -----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                     (Unaudited)
Liabilities
  Current liabilities
     Accounts payable                                                                  $ 6,404,348                  $ 6,025,129
     Accrued liabilities                                                                 6,039,976                    6,554,494
     Short-term borrowings                                                               6,079,911                    4,108,457
     Current maturities of long-term debt                                                1,552,876                    1,549,175
                                                                               --------------------      -----------------------
          Total current liabilities                                                     20,077,111                   18,237,255
                                                                               --------------------      -----------------------

  Long-term debt                                                                         5,018,981                    4,933,038
                                                                               --------------------      -----------------------

  Other liabilities - environmental remediation                                         24,521,051                   25,276,826
                                                                               --------------------      -----------------------

Total liabilities                                                                       49,617,143                   48,447,119
                                                                               --------------------      -----------------------

Shareholders' equity (deficit)
  Common stock, par value $0.01; Authorized 3,600,000 shares,
      issued and outstanding 3,420,000 shares                                               34,200                      34,200
  Capital in excess of par value                                                           296,314                     296,314
  Accumulated (deficit)                                                                 (4,499,654)                 (3,760,965)
  Other comprehensive income
    Foreign currency translation                                                           (13,637)                     (9,458)
                                                                               --------------------      -----------------------
        Total other comprehensive income                                                   (13,637)                     (9,458)
                                                                               --------------------      -----------------------
  Total shareholders' equity (deficit)                                                  (4,182,777)                 (3,439,909)
                                                                               --------------------      -----------------------
Total liabilities and shareholders' equity (deficit)                                   $45,434,366                 $45,007,210
                                                                               ====================      =======================

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                                   Predecessor
                                                                                Successor Company                     Company
                                                                     --------------------------------------      ----------------
                                                                       Three Months           Two Months           One Month
                                                                          Ended                  Ended                Ended
                                                                      March 31, 2005        March 31, 2004       January 23, 2004
                                                                     ----------------      ----------------      ----------------

Cash Flows From Operating Activities:
   Net income (loss)                                                 $       (738,689)     $        640,445      $     57,831,943
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization                                          251,602               212,827                72,994
       Fresh start adjustments                                                   --                    --             (43,455,000)
       Gain on discharge of debt                                                 --                    --             (15,048,000)
       Loss from discontinued operations                                    1,031,605               433,487               108,758
       Change in assets and liabilities:
          Increase in accounts receivable                                    (891,602)           (1,696,342)             (321,198)
          Increase in inventories                                          (1,039,743)             (373,069)             (280,153)
          Decrease (increase) in other assets - current                        61,866              (361,566)               79,568
          Increase (decrease) in accounts payable and
             accrued liabilities                                              406,490            (1,294,202)             (104,217)
          Increase in liabilities subject to compromise                          --                    --                 300,000
          (Increase) decrease in other assets                                 (21,813)              (24,870)                  765
                                                                     ----------------      ----------------      ----------------
              Net cash used in operating activities                          (940,284)           (2,463,290)             (814,540)
                                                                     ----------------      ----------------      ----------------

Cash Flows From Investing Activities:
   Decrease in restricted cash                                                165,715                  --                 379,457
   Capital expenditures                                                       (56,495)               (8,177)               (3,155)
                                                                     ----------------      ----------------      ----------------
             Net cash provided by (used in) investing activities              109,220                (8,177)              376,302
                                                                     ----------------      ----------------      ----------------

Cash Flows From Financing Activities:
   Proceeds from short-term borrowing                                       2,128,271             2,548,091                  --
   Payments on long-term debt                                                 (67,173)              (81,835)                 --
                                                                     ----------------      ----------------      ----------------
            Net cash provided by financing activities                       2,061,098             2,466,256                  --
                                                                     ----------------      ----------------      ----------------

Net Increase (Decrease) in Cash and Cash Equivalents
   from Continuing Operations                                               1,230,034                (5,211)             (438,238)
Cash Flows From Discontinued Operations                                    (1,211,332)             (750,381)              147,819
                                                                     ----------------      ----------------      ----------------
Net Increase (Decrease) in Cash and Cash Equivalents                           18,702              (755,592)             (290,419)
Cash and Cash Equivalents at Beginning of Period                                7,597               999,787             1,290,206
                                                                     ----------------      ----------------      ----------------

Cash and Cash Equivalents at End of Period                           $         26,299      $        244,195      $        999,787
                                                                     ================      ================      ================

                 See Notes to Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

     The consolidated financial statements as of and for the periods ending
March 31, 2005, March 31, 2004, and January 23, 2004 of Fansteel Inc. are
unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     Fansteel Inc. and its subsidiaries ("Fansteel" or the "Company") are manufacturers of engineered metal components using the sand castings, investment casting and powdered metal processes. Products manufactured are used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, plumbing and electrical hardware industries.

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

     Certain reclassifications have been made to prior periods' financial statements to conform with the 2005 presentation.

     The accompanying consolidated financial statements do not include all disclosers normally provided in annual financial statements, and therefore, should be read in conjunction with the year-end financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

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

                                                                  Successor Company                    Predecessor Company
                                                     --------------------------------------------    -----------------------
(Dollars in millions, except for                        Three Months             Two Months                One Month
earnings per-share)                                         Ended                   Ended                    Ended
                                                       March 31, 2005          March 31, 2004           January 23, 2004
                                                     --------------------    --------------------    -----------------------

Net income (loss) as reported                                $ (738,689)               $ 640,445             $  57,831,943

Deduct: Total stock based compensation expense
determined under the fair value based method,
net of related tax effect                                             -                       -                         -
                                                     --------------------    --------------------    -----------------------
Pro forma - net income (loss)                                $ (738,689)               $ 640,445             $  57,831,943
                                                     ====================    ====================    =======================

Basic/diluted income (loss) per share
  As reported                                                   $ (0.22)                  $ 0.19                     $6.65
                                                     ====================    ====================    =======================
  Pro forma                                                     $ (0.22)                  $ 0.19                     $6.65
                                                     ====================    ====================    =======================

NOTE 3 - REORGANIZATION AND EMERGENCE FROM CHAPTER 11

     On January 15, 2002 (the "Petition Date"), Fansteel Inc. and eight of its then subsidiaries (collectively, the "Filing Debtors") filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. After the Petition Date, the Predecessor Company (referring to the Company prior to the Effective Date) continued to operate its business and manage its affairs as debtor-in-possession ("DIP") with court approval for transactions outside the ordinary course of business. The Chapter 11 case with respect to a former subsidiary, Fansteel Schulz Products, Inc. ("Schulz"), was dismissed on November
27, 2002 pursuant to a bankruptcy court-approved sale by Fansteel Inc. of all of the stock of Schulz. By order dated December 23, 2003, the U.S. Bankruptcy Court for the District of Delaware (the "Court") confirmed the Second Amended Joint
Reorganization Plan (the "Plan"). All the Filing Debtors other than Schulz
(collectively, the "Debtors") emerged from Chapter 11 of the U.S. Bankruptcy
Code on January 23, 2004 (the "Effective Date").

     On January 23, 2004, the Company entered into a secured credit facility with Wachovia Capital Finance (formerly known as Congress Financial
Corporation), which provided a new credit facility of up to $10 million in credit, comprised of a revolving loan facility and letter of credit issuances.
Under the revolving loan facility, subject to certain borrowing conditions, the
Company may incur revolving loans in an amount up to a borrowing base comprised of a percentage of eligible accounts receivable and inventories and up to $2 million for machinery and equipment. Revolving loans are due and payable in full on January 23, 2007. The Company is required to meet certain financial covenants, which requires it to achieve certain EBITDA and that limit future capital expenditures. The interest rate on the line is prime plus 1% and there is a .5% unused line fee. Substantially all of the assets of the Company are pledged as security for this financing.

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

     Pursuant to the Plan, holders of allowed general unsecured claims against the Debtors shall receive (i) pro rata distributions from a fixed cash pool of approximately $15.6 million (funded from a portion of certain 2003 asset sale proceeds and a 2004 cash contribution from Fansteel of $3.1 million) and (ii)
pro rata distributions of 55% of the New Common Stock of Fansteel, subject to dilution for issuances pursuant to an employee plan. The initial distributions of cash and stock were made on February 23, 2004. Distributions of cash and stock have been made, and it is anticipated that a final distribution of cash and stock will be made during 2005 as previously disputed unsecured claims are adjudicated. The Plan also provides that holders of allowed general unsecured claims are to receive 70% of the net proceeds of the settlement or recoveries in respect of avoidance actions commenced by the Debtors seeking approximately $6 million. A dispute concerning how certain settlements are structured for purposes of applying the proceeds was settled and approved by the court on April
29, 2004. The settlement, in relevant part, makes clear the Company's entitlement to (a) 30% of the net proceeds solely from new cash (as opposed to the assignment or waiver of claims) and (b) be reimbursed for any and all expense of the litigation from the new cash, and, if necessary, from up to
$500,000 of cash currently reserved on account of disputed claims.

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

         (a) Holders of environmental claims and/or obligations arising from or with respect to the property at Number Ten Tantalum Place, Muskogee, Oklahoma
(the "Muskogee Facility") shall receive and/or be the beneficiaries of the remediation of the Muskogee Facility to be undertaken by FMRI, Inc. ("FMRI"), one of the special purpose subsidiaries of the Company formed pursuant to the
Plan. FMRI (and not Fansteel Inc.), pursuant to an Amended Decommissioning Plan and an Amended License (collectively, the "NRC License") issued by the Nuclear
Regulatory Commission (the "NRC"), is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken with respect to the Muskogee Facility. Pursuant to the Plan, the operations of FMRI are to be funded primarily by the proceeds of certain non-interest bearing notes issued and/or to be issued to FMRI by Fansteel Inc. as follows:

               (i) A $30.6 million unsecured note maturing December 31, 2013 payable with mandatory minimum semi-annual payments of $700,000, an additional mandatory annual payment, based on excess available cash flow, if any, with the maximum additional mandatory annual payment capped at $4 million, and the net proceeds of recoveries by Fansteel, if any, on certain insurance claims; and

               (ii) A $4.2 million unsecured note to cover estimated costs of groundwater treatment and monitoring to be completed to a standard to be agreed upon between FMRI and the NRC, maturing December 31, 2023 with annual payments of approximately $282,000 commencing on or about January 1, 2009 until maturity;
and

               (iii) An unsecured contingent note in an amount, to the extent necessary and as to be determined following further site characterization, reflecting additional costs to remediate soils in excess of costs estimated in the Amended Decommissioning Plan and the NRC License and treat/monitor groundwater. If an FMRI contingent note is required, it is anticipated that it would be issued in 2012.

     Pursuant to the Plan, FMRI can draw up to $2 million from an existing decommissioning trust established in accordance with the Amended Standby Trust
Agreement with the NRC. The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million and provided certain terms and conditions are satisfied. Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust. On April 13, 2005, the decommissioning trust was amended, with the consent of the NRC, to allow additional draws of up to $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan. The amounts of these additional draws are dependent upon, among other things, the weight of material disposed of offsite at the approved disposal site.

     The NRC was also granted a pledge on the proceeds from any of the FMRI notes and benefits from an indemnity in its favor from FMRI Inc. with respect to
Fansteel Inc.'s obligations under the notes.

     On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspects of
FMRI's NRC License. The State of Oklahoma challenged a number of aspects of the
NRC License, including the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. On May 26, 2004, the administrative law judge overseeing the proceeding issued his decision, finding in favor of FMRI and against the State of Oklahoma on all matters under consideration. The State of Oklahoma's ability to appeal the ruling of the administrative law judge expired on June 15, 2004 such that the ruling of the administrative law judge became final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Decommissioning Plan, effectively precluding FMRI from undertaking to commence certain actions required by its NRC
License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC
License required FMRI (i) by September 1, 2004, to commence Phase 1 work of removing certain residue materials ("WIP") from the site and (ii) by March 31,
2006 to complete the removal of the WIP materials, taking into account preparation, scheduling, cost and weather. Realizing its inability to satisfy certain of its NRC License conditions, FMRI timely notified the NRC and commenced discussions with the NRC and third parties with a view to, as soon as possible and subject to available funding, commence and complete Phase 1 remediation. Such negotiations and discussions resulted in an April 13, 2005 amendment to the decommissioning trust that now permits an additional $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan. The amounts of these additional draws are dependent upon the weight of material disposed of offsite at the approved disposal site. Notwithstanding FMRI access to additional funding, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to eliminate the violation of not starting the Phase 1 of the decommissioning plan, in part because certain conditions to the commencement of Phase 1 decommissioning still remains. As a result, FMRI remains in technical violation of its NRC License but continues to maintain the health and safety of the Muskogee Facility. Fansteel can provide no assurance that FMRI will be able to reach consensus with the NRC and eliminate the existing violations. Notwithstanding FMRI's violations, the obligations of Fansteel with respect to the Muskogee Facility are unchanged and remain limited to Fansteel's obligations to FMRI under the FMRI Notes, as described in the Plan. However, if
FMRI is unable to commence Phase 1 decommissioning by the end of June 2005 and/or to reach consensus with the NRC on necessary modifications to its license, it could have an adverse effect on the Company.

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
Pursuant to the Plan, the North Chicago Facility, consisting of Fansteel's real property and other assets associated with its operation, was transferred to NCI on the Effective Date. NCI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken

with respect to the North Chicago Facility. The operations of NCI were to be funded primarily from proceeds of certain non-interest bearing notes issued and/or to be issued to NCI by Fansteel Inc. as follows:

               (i) A $2.17 million unsecured note maturing December 31, 2013 with payments matched to correspond to NCI's anticipated expenditures for remediation costs of the North Chicago Facility; and

               (ii) An unsecured contingent note of up to $500,000, to be issued in the future, if the costs of performing the response actions at the North
Chicago Facility will exceed $2,025,000.

     On November 13, 2003 the City of North Chicago (the "City") and Fansteel
executed an option agreement (the "Option") allowing the City to acquire the
North Chicago Facility for $1.4 million. The City had until August 31, 2004 to exercise the Option. However, Fansteel and NCI initially agreed to extend the
Option until November 29, 2004 and subsequently to January 31, 2005 in consideration of, among other things, the extension of certain free rent to the
Company for usage of certain space in the North Chicago Facility if and after the City exercises the Option. Upon exercise of the Option, NCI was obligated under the Plan to transfer any funds received from the City to the United States
Environmental Protection Agency (the "EPA") and was released from any and all of its obligations to implement the North Chicago response action under the North
Chicago Consent Decree, subject to completing the environmental engineering/cost analysis report, and any outstanding notes issued and the obligation to issue the above-described contingent note by the Company to NCI was to be cancelled.
In addition, the Company was obligated to issue and deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of
$700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. On December 31, 2004, the City did notify
NCI that it was exercising its option. On March 7, 2005, NCI sold the real property to the City, transferred the proceeds of $1,400,000 received from the
City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. The NCI Notes (including the obligation to issue a contingent note) were canceled, and the City entered into a six-month lease with Fansteel
Inc. with respect to portions of the North Chicago Facility.

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

               (ii) A contingent note, to be issued in the future, in an amount to be determined by FLRI following completion of the site characterization
(expected to be completed by March 31, 2006) and sufficient to fund any remaining costs of remediation that may exist.

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
Southington), and certain proceeds, if any, net of insurance recoveries.

         (f) Substantially all of the environmental claims and obligations associated with the facility owned and operated by Wellman located at 1746
Commerce Road, Creston, Union County, Iowa (the "Iowa Facility") have been resolved in accordance with the Administrative Order on Consent by and between
Wellman Dynamics Corp., a subsidiary of the Company ("Wellman") and the EPA, approved by order of the Court on November 4, 2003. The Administrative Order on
Consent provides for EPA approval of a work plan for Wellman to characterize the extent of any contamination associated with certain Solid Waste Management Units
("SWMUs") and to evaluate alternatives to remediate any residual contamination associated with SWMUs in accordance with Wellman's on-going obligations under the Resource Conservation and Recovery Act of 1976 and the Waste Disposal
Amendments of 1984 (collectively, "RCRA") at the Iowa Facility. Wellman estimates the costs associated with the closure activities for the SWMUs will aggregate approximately $2,166,000 through 2009. Environmental liabilities are estimated to be funded from the cash flow generated by operations of Wellman.

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

     The enterprise value of the Company as of the Effective Date of the Plan
(January 23, 2004) was established at $35.1 million, based on a calculation using a weighted average of the following valuations approaches: comparable company, comparable precedent transaction and discounted cash flow. The net equity value of $324,000 represents an enterprise value of $35.1 million less long-term debt (including current maturities) and less revolving loan facilities of $2,650,000. The revolving loan facilities are not working capital loans and are due January 23, 2007; therefore, they are considered in calculating the net equity value.

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

                                                 Predecessor                                                    Successor
                                                   Company                                                       Company
                                                 January 23,         Reorganization        Fresh Start         January 23,
                                                     2004              Adjustments         Adjustments            2004
                                                ---------------    -----------------    -----------------   -----------------

Current assets:
  Cash                                          $          702     $         298 (a)(b) $           -        $       1,000
  Restricted cash                                       12,998           (12,998)(a)                -                    -
  Accounts receivable                                    8,352              (341)(b)                -                8,011
  Inventories                                            5,652                 -                  751 (c)            6,403
  Other assets - current                                   921              (166)(d)                -                  755
                                                ---------------    -----------------    -----------------   -----------------
Total current assets                                    28,625           (13,207)                 751               16,169
                                                ---------------    -----------------    -----------------   -----------------
Net property, plant & equipment                         10,133                                  2,888 (e)           13,021
Reorganization value in excess of  amounts
  allocable to
  identifiable assets                                        -                 -               12,894 (f)           12,894
Other assets - long term                                 9,275                 -                 (664)(g)            8,611
                                                ---------------    -----------------    -----------------   -----------------
Total assets                                    $       48,033     $     (13,207)       $      15,869       $       50,695
                                                ===============    =================    =================   =================

Current liabilities
  Accounts payable                              $        6,111     $         317 (h)    $           -       $        6,428
  Accrued liabilities                                    8,412               892 (h)                -                9,304
  Accrued income taxes                                       9               328 (h)                -                  337
  Short-term borrowings                                      -             2,650 (a)                -                2,650
  Current maturities of
     long-term debt                                         24             1,055 (h)                -                1,079
                                                ---------------    -----------------    -----------------   -----------------
  Total current liabilities                             14,556             5,242                    -               19,798
                                                ---------------    -----------------    -----------------   -----------------
  Long-term debt                                            42             9,775 (h)           (4,474)(i)            5,343
  Environmental remediation                              1,174            47,168 (j)          (23,112)(j)           25,230
  Liabilities subject to
      compromise                                        90,440           (90,440)(k)                -                    -
  Shareholders' equity  (deficit)                      (58,179)           15,048               43,455                  324
                                                ---------------    -----------------    -----------------   -----------------
  Total liabilities and equity                  $       48,033     $     (13,207)       $      15,869       $       50,695
                                                ===============    =================    =================   =================

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

                                                             January 23, 2004
                                                          ----------------------
Accounts payable                                                    $  9,646,000
Long-term debt                                                         6,632,000
Environmental                                                            523,000
Pension                                                               14,104,000
                                                          ----------------------
Total liabilities subject to compromise discharged                  $ 30,905,000
                                                          ======================

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

                                                                                           Predecessor
                                                       Successor Company                     Company
                                               -------------------------------------    ------------------
                                                  Three Months         Two Months            One Month
                                                     Ended                Ended                Ended
                                                   March 31,            March 31,           January 23,
 Numerator:                                           2005                2004                2004
                                               -----------------    ----------------    ------------------

  Net income (loss)                             $     (738,689)         $   640,445        $   57,831,943

Denominator:
  Denominator for basic earnings
    per share- weighted average                                           3,420,000
    shares                                           3,420,000                                  8,698,858
Effect of dilutive securities
  Employee stock options                                     -                    -                     -
  Employee restricted stock                                  -                    -                     -
                                               -----------------    ----------------    ------------------
Dilutive potential common
  Shares                                             3,420,000            3,420,000             8,698,858
                                               =================    ================    ==================
Basic earnings per share                               $ (0.22)              $ 0.19                $ 6.65
                                               =================    ================    ==================
Diluted earnings per share                             $ (0.22)              $ 0.19                $ 6.65
                                               =================    ================    ==================

     As discussed in Note 3, the Company emerged from Chapter 11 protection on
January 23, 2004 and has a reorganized equity structure. In particular, implementation of the Plan resulted in the cancellation of all of the shares of the Predecessor Company's common stock and options that were outstanding prior to the Effective Date and the issuance of New Common Stock as of the Effective
Date.

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

     During 2002, the Predecessor Company, with the assistance of its third party environmental consultants, prepared a revised decommissioning plan, which was submitted to the NRC on January 15, 2003. The revised decommissioning plan assumed offsite disposal of all contaminated residues and soils as well as groundwater treatment and monitoring using current criteria for acceptable decommissioning under NRC regulations. Based on then available information, with assistance from third party environmental consultants, the Predecessor Company estimated the total future costs of the revised decommissioning plan based upon current costs of decommissioning activities to be $41.6 million. The estimated decommissioning costs consisted of $20.4 million for excavating, hauling, and offsite disposal of residues and soils, $15.6 million for site plans, maintenance, safety, security and consulting costs, and $5.6 million for groundwater treatment and monitoring. As a result of the revised decommissioning cost estimate, the Predecessor Company reduced the long-term liability for discontinued operations and environmental remediation for the Muskogee site from
$52.6 million to $41.6 million in December 2002.

     During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility. Pursuant to the Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility (see Note 3). In December 2003,
the NRC approved the issuance of an amended NRC License and related decommissioning plan to FMRI. At December 31, 2004, the liability for the environmental remediation decreased from $41.6 million to $37.2 million due to planned spending for remediation, safety and security and the recorded discounted liability, using a discount rate of 11.3%, was $19.1 million. At
March 31, 2005, the gross estimated liability was $36.9 million and the recorded discounted liability, using a discount rate of 11.3%, was $20.1 million. This liability could be reduced by potential net insurance recoveries that the
Company is seeking from its insurers.

     In September 2000, the EPA issued a unilateral administrative order under
Section 106 of CERCLA requiring the Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site"). The Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003. The proposed remedial actions at the North Chicago Facility were estimated to cost $2.17 million, for which a liability was recorded at January
23, 2004. At December 31, 2004, the gross estimated liability was $2.00 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.73 million. On March 7, 2005, NCI sold the real property to the City, transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. At March 31, 2005, the gross estimated liability was $.7 million and the recorded discounted liability, using a discount rate of 11.3%, was $.5 million. This liability could be reduced by potential net insurance recoveries that the Company is seeking from its insurers. In the first quarter 2005 a loss of $129,000 was reported for costs related to closing the transaction.

     The Lexington Facility was constructed in 1954 and ceased operations in
2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of

state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility. To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare. In May 2003, the Kentucky Natural Resources and Environmental
Protection Cabinet ("KNREPC") requested that Fansteel submit a plan for further characterization of the facility. Fansteel submitted a letter to the KNREPC in
June 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Plan now owns the Lexington facility. FLRI anticipates implementing the Site Characterization Plan in 2006 and has estimated $1.78 million to perform the remedial activities and a liability in that amount was recorded at January 23, 2004. At December 31, 2004 the gross estimated liability was $1.6 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.2 million. At March 31, 2005, the gross estimated liability was $1.6 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.2 million. This liability could be reduced by potential net insurance recoveries that the Company is seeking from its insurers.

     The buildings at the former Waukegan Facility have been demolished and only foundations remain. As part of the Predecessor Company's environmental audit, soil and groundwater samples were collected in 1998, which revealed the presence of petroleum and PCBs in the soils and groundwater. While the contamination does not pose an imminent threat to health, safety or welfare, remediation will be required to satisfy the Illinois Environmental Protection Agency Tiered Approach
to Corrective Action Objectives, ("TACO") cleanup standards. The Company estimated that the cost to remediate the site to achieve TACO standards will be
$1.25 million, for which a liability is recorded at January 23, 2004. On June
29, 2004, WI sold its only asset consisting of land in Waukegan, IL, for
$100,000 in cash and the assumption by the buyer of all environmental remediation of the site. The estimated cost of remediation was $1,250,000 to be expended within 9 years. Fansteel Inc. was to fund the cleanup through an unsecured note payable to WI maturing on December 31, 2012. WI is a 100% owned special purpose subsidiary organized as part of the plan of reorganization that was effective January 23, 2004 for the purpose of environmental remediation of the property owned in Waukegan, Illinois. In connection with the sale of this property, the buyer provided a standby letter of credit for $1,250,000 as financial assurance to the City of Waukegan for remediation. As part of the sale, the Department of Justice on behalf of the U.S. Government, pursuant to a settlement agreement, agreed to the buyer's assumption of all of the environmental obligations of WI and the cancellation of the note payable from
Fansteel Inc. to WI. In the second quarter 2004, a gain of $773,000 was recognized due to the elimination of the environmental liabilities on the site as part of the sale.

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
generally accepted accounting principles consistently applied, subject to post-closing adjustment) (collectively, the "Washington Sale"). A loss of $1.6 million was recognized in the fourth quarter 2004 from this sale.

     Under the Company's revolving loan facility with Wachovia Capital Finance,
Wachovia Capital Finance's consent was required for the Company to enter into its agreement with Whitesell. On December 30, 2004, Wachovia Capital Finance
consented to the Company's entry into its agreement with Whitesell and agreed to release its security interest in the assets specified in such agreements to be sold by the Company to Whitesell, subject to the satisfaction of certain conditions precedent, including, without limitation, that all of the cash proceeds to the Company of the Washington Sale (net of certain transaction expenses and payments to secured claim holders) be applied to the payment of outstanding indebtedness under the revolving loan facility. On December 31,
2004, as contemplated by Wachovia Capital Finance's consent, approximately $1.75 million of the cash proceeds to the Company of the Washington sale were applied by the Company to the repayment of outstanding indebtedness under the revolving loan facility.

     The operations described above are classified as discontinued operations for all periods presented.

     Discontinued operations reported losses of $1,032,000 for the three months ended March 31, 2005, $433,000 for the two months ended March 31, 2004, and
$109,000 for the one month ended January 23, 2004. The losses for the three months ended March 31, 2005 and two months ended March 31, 2004 relate primarily to the amortization of discounted environmental liabilities arising from the
Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan. The losses for the three months ended March 31, 2005 also included losses from the sale of the North Chicago
Inc. property and charges from the Washington IA facility. Results for the two months ended March 31, 2004 also included income from operations of $128,000 from the Washington Manufacturing facility, which was sold on December 31, 2004.
For the one month ended January 23, 2004, the $109,000 loss resulted from operations at the discontinued Washington Manufacturing facility.

NOTE 7 - OTHER ENVIRONMENTAL REMEDIATION

     Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA
Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by
Wellman. Wellman has estimated that the cost for conducting the RFI/CMS will be
$2,147,000 from 2004 to 2009. At December 31, 2004 the gross estimated liability was $2.1 million and the recorded discounted liability, using a discount rate of
11.3%, was $1.6 million. At March 31, 2005 the gross estimated liability was
$2.1 million and the recorded discounted liability, using a discount rate of
11.3%, was $1.7 million.

     Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand. It is anticipated, based upon recent projections by third party consultants, that Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2004 and March 31, 2005 was
$445,000 and $457,000, respectively.

     In October 2000, Fansteel provided the Iowa Department of Health (the
"IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site. The IDPH required Wellman to perform a Risk
Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment. Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment. Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill. However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time. The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2004 and
March 31, 2005 was $422,000 and $433,000, respectively.

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

NOTE 8 - DEBT

     On January 23, 2004, the Company entered into a secured credit facility with Wachovia Capital Finance. The credit facility provides up to $10 million in credit, which is comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to a borrowing base comprised of a percentage of eligible accounts receivable and inventories, and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 23, 2007. The Company is required to meet certain financial covenants to achieve certain EBITDA and that limit future capital expenditures.
The interest rate on the line is prime plus 1% (weighted average rate of 6.2%)
and there is a .5% unused line fee. Substantially all of the assets of the
Company are pledged as security for this financing. Borrowing under the revolving line of credit is included as short-term borrowings. At March 31,
2005, the Company had letters of credit for $769,000 outstanding for casualty insurance collateral and environmental assurance under the new credit facility with an interest rate of 2.5%.

     The Company is working to design and implement strategies in efforts to ensure that the Company maintains adequate liquidity and currently has a proposal from a bank to refinance the Company's current indebtedness with a $15 million secured revolving loan facility. The new

credit facility is anticipated to be effective before the end of the second quarter 2005. However, there can be no assurance as to the success of such efforts or that any such refinancing will be successfully negotiated or consummated.

NOTE 9 - INCOME TAXES

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

     At March 31, 2005 the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $21.0 million that expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards as the net operating loss carry-forwards are not anticipated to be realized before expiration.

NOTE 10 - BUSINESS SEGMENTS

     The Company is a manufacturer of engineered metal components, using the sand castings, investment casting and powdered metal processes, that are used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, and plumbing and electrical hardware industries. For financial reporting purposes, the Company classifies its products into the following two business segments; Advanced Structures, which produces aluminum and magnesium sand castings and Industrial Metal Components, which produces powdered metal components and investment castings. The Company's business segments have separate management teams and infrastructures that offer different products and services. Financial information concerning the Company's segments for the periods ended March 31, 2005, March 31, 2004 and January 23, 2004 is as follows:

                                                                                                    Predecessor
                                                            Successor Company                         Company
                                                --------------------------------------------    ---------------------
                                                Three Months Ended        Two Months Ended        One Month Ended
                                                     March 31,                March 31,              January 23,
                                                       2005                     2004                    2004
                                                --------------------      ------------------    ---------------------

NET SALES
    Advanced Structures                             $    6,954,783          $   4,457,367          $      926,011
    Industrial Metal Components                          6,276,138              6,085,530               1,769,846
                                                --------------------      ------------------    ---------------------
Total Net Sales                                     $   13,230,921          $  10,542,897          $    2,695,857
                                                ====================      ==================    =====================

OPERATING INCOME (LOSS):
  Advanced Structures                               $      365,945               280,552           $     (329,169)
  Industrial Metal Components                              152,651               916,775                  151,334
                                                --------------------      ------------------    ---------------------
Total Operating Income (Loss)                       $      518,596          $  1,197,327           $     (177,835)
                                                ====================      ==================    =====================

         The identifiable assets at March 31, 2005 and December 31, 2004 are as follows:

                                                   March 31, 2005           December 31, 2004
                                                ---------------------     ---------------------

IDENTIFIABLE ASSETS:
  Advanced Structures                                    $12,408,606               $11,695,093
  Industrial Metal Components                             10,027,504                 9,450,631
  Corporate / Discontinued                                22,998,256                23,861,486
                                                ---------------------     ---------------------
Total Assets                                             $45,434,366               $45,007,210
                                                =====================     =====================

     Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

                                                                                                     Predecessor
                                                               Successor Company                         Company
                                                 ----------------------------------------------    ------------------------
                                                     Three Months             Two Months                  One Month
                                                        Ended                    Ended                      Ended
                                                      March 31,                March 31,                 January 23,
                                                         2005                    2004                       2004
                                                 ---------------------   ----------------------    ------------------------

DEPRECIATION AND AMORTIZATION:
  Advanced Structures                                      $   68,797             $   66,803                 $    17,780
  Industrial Metal Components                                 182,805                146,024                      55,214
  Discontinued                                                  7,857                 68,832                      14,972
                                                 ---------------------   ----------------------    ------------------------
Total depreciation and amortization                        $  259,459             $  281,659                 $    87,966
                                                 =====================   ======================    ========================

CAPITAL EXPENDITURES:
  Advanced Structures                                      $   47,750             $        -                 $         -
  Industrial Metal Components                                   8,745                  8,177                       3,155
                                                 ---------------------   ----------------------    ------------------------
Total capital expenditures                                 $   56,495             $    8,177                 $     3,155
                                                 =====================   ======================    ========================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

     The following discussion should be read in conjunction with the
Consolidated Financial Statements and related notes thereto that are included in this Form 10-Q. Certain statements made in this section or elsewhere in this report contain "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, uncertainties and assumptions, which could cause actual results to differ materially from those projected. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: general economic conditions, including inflation, interest rate fluctuations, trade restrictions and general debt levels; competitive factors, including price pressures, technological development and products offered by competitors; inventory risks due to changes in market demand or business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The Company emerged from Chapter 11 protection during its first quarter financial reporting period of 2004. For financial statement purposes, the
Company's results of operations and cash flows have been separated before and after the Effective Date due to the change in basis of accounting in the underlying assets and liabilities resulting from application of fresh start accounting. To facilitate a meaningful comparison of the Company's performance, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the three months ended March 31, 2004 represent the mathematic addition of the historical amounts for the Predecessor Company for the one-month ended January
23, 2004 and the Successor Company for the two months ended March 31, 2004.
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

2005 FIRST QUARTER AS COMPARED TO 2004 FIRST QUARTER

Net Sales

     The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

                                                First Quarter             First Quarter
Net Sales                                           2005                      2004
                                            ----------------------    ----------------------

  Advanced Structures                                 $ 6,954,783               $ 5,383,378
  Industrial Metal Components                           6,276,138                 7,855,376
                                            ----------------------    ----------------------
                                                      $13,230,921               $13,238,754
                                            ======================    ======================

     Consolidated net sales for the first quarter 2005 were flat compared to the first quarter 2004.

     The Advanced Structures' net sales for the first quarter 2005 increased by
$1.6 million, or 29.2%, over the first quarter 2004. This increase resulted from improvement in sand casting sales, primarily in missile and helicopter product lines.

     The Industrial Metal Components' net sales for the first quarter 2004 decreased $1.6 million, or 20.1%, due primarily to the loss in the fourth quarter of 2004 of a major portion of investment casting business related to truck engine components to this segments largest customer. This business was converted to a different manufacturing process. Net sales of powdered metal components increased 12.3% with improvement in the hardware and the lawn and garden markets.

Operating Income

     The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:

                                                         First Quarter             First Quarter
Operating Income                                             2005                      2004
                                                     ----------------------    ----------------------

  Advanced Structures                                     $      365,945       $        (48,617)
  Industrial Metal Components                                    152,651              1,068,109
  Corporate                                                            -                      -
                                                     ----------------------    ----------------------
                                                          $      518,596       $      1,019,492
                                                     ======================    ======================

     Operating income of $519,000 for the first quarter 2005 decreased $501,000 from operating income of $1,019,000 in the first quarter 2004. Despite flat sales, income decreased due to the mix of lower volume in the investment casting business, which was higher margin, and increased volume from sand casting sales, which is lower margin.

     Operating income of $366,000 in the Advanced Structures segment for the first quarter 2005 improved from an operating loss of $49,000 in the first quarter 2004, due to higher volume and price increases in the missile product line.

     Operating income of $153,000 in the Industrial Metal Components segment for the first quarter 2005 decreased by $915,000, as compared to operating income in the first quarter 2004 of $1,068,000. The loss of sales to its largest customer have had a negative impact on operating income in the investment casting operation, and are the primary reason for the reduced income for the Company overall. The powdered metal operation improved operating income by $70,000 in the first quarter 2005 compared to an operating loss in the first quarter 2004, due to higher sales and reduced selling and administrative expenses.

Other Expenses

     The following table sets forth the combined other expenses of the Company included in the consolidated statement of operations:

                                                First Quarter             First Quarter
Other expenses                                      2005                      2004
                                            ----------------------    ----------------------

  Interest expenses                                   $ (207,261)               $ (154,667)
  Other                                                     (419)                  (19,903)
                                            ----------------------    ----------------------
                                                      $ (207,680)               $ (174,570)
                                            ======================    ======================

     Interest expense increased $53,000 in the first quarter 2005 compared to the first quarter 2004 due primarily to increased borrowing outstanding.

Reorganization Items

     Bankruptcy reorganization items relate to professional fees and US Trustee
Fees. The first quarter 2005 reorganization expenses were $18,000, related to US
Trustee Fees, as compared to $333,000 in the first quarter 2004 that related primarily to professional fees.

Discontinued Operations

     Discontinued operations reported a loss of $1,032,000 in the first quarter
2005 compared to a loss of $542,000 in the first quarter 2004. Discontinued
operation losses related primarily to the amortization of discounted environmental liabilities from the Company's special purpose subsidiaries, and the note payable to the Pension Benefit Guarantee Corporation. The increase in losses relates to an additional month of amortization of discount in 2005, loss of $129,000 related to the March 2005 sale of the NCI property and first quarter
2005 losses from the Washington Manufacturing facility of $129,000, which was sold on December 31, 2004.

Income taxes

     No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and deferred tax assets.

Net Income (Loss)

     A net loss of $739,000 was reported in the first quarter 2005. Net income of $58,472,000 for the first quarter of 2004 included a $15,048,000 gain from the discharge of debt under the Plan and a $43,455,000 gain from the adoption of fresh start accounting.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2005, the Company had cash of $26,000 compared to $8,000 of cash on December 31, 2004. Cash increased $1,230,000 from continuing operations and decreased $1,211,000 from discontinued operations in the first quarter 2005.

Operating Activities

     During the first quarter 2005, operating activities consumed $940,000 of cash, as compared to $3,278,000 in the first quarter 2004, with the significant variance in accounts payable.

Investing Activities

     Investing activities provided $109,000 in the first quarter 2005, as compared to $368,000 in the first quarter 2004, due to restricted cash received from preference actions as part of the Plan.

Financing Activities

     Financing activities provided $2,061,000 in the first quarter 2005, as compared to $2,466,000 in the first quarter 2004, related to net borrowing from the revolving line of credit in each quarter, less payments of long-term debt.

     On the Effective Date of the Plan, the Company entered into a secured credit facility with Wachovia Capital Finance (formerly known as Congress
Financial Corporation). The new credit facility provides up to $10 million in credit, which is comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up a borrowing base comprised of a percentage of eligible accounts receivable and $2 million for machinery and equipment. Revolving loans are due and payable in full on the
January 23, 2007. The Company is required to meet certain financial covenants, which require it to achieve certain EBITDA and that limit future capital expenditures. The interest rate on the line is prime plus 1% (weighted average weight of 6.2%) and there is a .5% unused line fee. Substantially all of the assets of the Company are pledged as security for this financing. Borrowing under the revolving line of credit is included as short-term borrowings. At
March 31, 2005, the Company had letters of credit for $769,000 outstanding for casualty insurance collateral under the new credit facility with an interest rate of 2.5%.

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

     The Company's liquidity, including its ability to meet its ongoing operational obligations, is dependent upon, among other things, the Company's ability to (i) maintain adequate cash on hand, (ii) generate positive cash flow from operations, (iii) comply with the revolving loan facility, and (iv) achieve profitability. The Company is working to design and implement strategies in efforts to ensure that the Company maintains adequate liquidity and currently has a proposal from a bank to refinance the Company's indebtedness with a $15 million secured revolving loan facility. The new credit facility is anticipated to be effective before the end of the second quarter 2005. However, there can be no assurance as to the success of such efforts or that any such refinancing will be successfully negotiated or consummated.

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

     Excess reorganization value represents the excess of the Successor
Company's enterprise value over the aggregate fair value of the Company's tangible and identifiable intangible assets and liabilities at the balance sheet date. Excess reorganization value is not amortized, however, it is evaluated at a minimum annually or when events or changes occur that suggest impairment in carrying value. The Company anticipates performing the evaluation in the third quarter 2005.

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

INFLATION

     Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits. Significant portions of raw materials consumed by the Company are various steel alloys. Price increases were experienced beginning in 2004 and in the three months ended March
31, 2005, following stable prices over the past few years. To offset these price increases, the Company began adding material surcharges in March 2004.

     Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

CONTRACTUAL OBLIGATIONS

     The following table summarizes payments due by year for the contractual obligations at March 31, 2005:

(In thousands)                                                                                              After
                                       Total        2005       2006       2007       2008       2009        2009
                                       -----        ----       ----       ----       ----       ----        ----

PBGC Note                                $ 8,750       $  -      $ 750      $ 750      $ 750      $ 750       $5,750
PA economic agencies notes                   958        207        289        305        143         14            -
Operating leases                              58         14         17         16         11          -            -
Revolving line                             6,080          -          -      6,080          -          -            -
Letters of credit                            769          -          -        769          -          -            -
Environmental liabilities                 38,982      1,503      2,796      2,912      2,022      1,879       27,870
                                    ------------- ---------- ---------- ---------- ---------- ---------- ------------
Total                                   $ 55,597     $1,724     $3,852    $10,832     $2,926     $2,643      $33,620
                                    ============= ========== ========== ========== ========== ========== ============

     The above table excludes discounts of the long-term debt and environmental liabilities as well as any related interest.

     The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules. A minimum annual funding of $1.4 million is required for environmental liabilities related to
FMRI.

     The revolving line of credit requires immediate repayment from cash receipts. Borrowings can be made as needed, based on availability. The availability at March 31, 2005 was $690,000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspects of
FMRI's NRC License. The State of Oklahoma challenged a number of aspects of the
NRC License, including the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. On May 26, 2004, the administrative law judge overseeing the proceeding issued his decision, finding in favor of FMRI and against the State of Oklahoma on all matters under consideration. The State of Oklahoma's ability to appeal the ruling of the administrative law judge expired on June 15, 2004 such that the ruling of the administrative law judge became final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Decommissioning Plan, effectively precluding FMRI from undertaking to commence certain actions required by its NRC
License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC
License required FMRI (i) by September 1, 2004, to commence Phase 1 work of removing certain residue materials ("WIP") from the site and (ii) by March 31,
2006 to complete the removal of the WIP materials, taking into account preparation, scheduling, cost and weather. Realizing its inability to satisfy certain of its NRC License conditions, FMRI timely notified the NRC and commenced discussions with the NRC and third parties with a view to, as soon as possible and subject to available funding, commence and complete Phase 1 remediation. Such negotiations and discussions resulted in an April 13, 2005 amendment to the decommissioning trust that now permits an additional $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan. The amounts of these additional draws are dependent upon the weight of material disposed of offsite at the approved disposal site. Notwithstanding FMRI access to additional funding, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to eliminate the violation of not starting the Phase 1 of the decommissioning plan, in part because certain conditions to the commencement of Phase 1 decommissioning still remains. As a result, FMRI remains in technical violation of its NRC License but continues to maintain the health and safety of the Muskogee Facility. Fansteel can provide no assurance that FMRI will be able to reach consensus with the NRC and eliminate the existing violations. Notwithstanding FMRI's violations, the obligations of Fansteel with respect to the Muskogee Facility are unchanged and remain limited to Fansteel's obligations to FMRI under the FMRI Notes, as described in the Plan. However, if
FMRI is unable to commence Phase 1 decommissioning by June 2005 and/or to reach consensus with the NRC on necessary modifications to its license, it could have an adverse effect on the Company.

     On December 31, 2004, the Company sold its special wire forms operation.
Pursuant to the asset purchase agreement ("APA"), the buyer had until March 1,
2005 to provide a closing statement of the final purchase price. On February 28,
2005, the buyer submitted a closing statement alleging that the Company owed
$480,922 to the buyer. Per the APA, the Company has 30 days from receipt of the closing statement to object, then 20 days thereafter to negotiate a settlement and then submit any unresolved issues to an independent accounting firm for resolution. By agreement with the buyer, the 30-day objection period was extended for an additional 15 days to April 14, 2005. The Company has reviewed the closing statement and on April 14, 2005 issued a Notice of Objection to
Whitesell asserting that Whitesell owes Fansteel $441,266. Whitesell continues to dispute the Company's purchase price calculation. If a consensual resolution cannot be achieved within the timeframe prescribed in the APA, disputed items will be subject to determination by the independent accounting firm. The Company can provide no assurance that a consensual resolution can be achieved and a negative outcome of such dispute could have an adverse effect on the Company.

     Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites, and the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims. Prior to the date hereof, the Company has reached agreements in principle with Zurich American Insurance Company and Zurich
International (Bermuda) Ltd. (collectively, "Zurich") and with KWELM Management
Services Limited on behalf of the Scheme Administrator for KWELM in an insolvency proceeding under the laws of Great Britain and the Joint Liquidators for The Bermuda Fire & Marine Insurance Company (collectively, "KWELM"). Zurich has agreed in principle to enter into a settlement providing for a cash settlement payment to the Company of $1.4 million, to be received within 45 days after execution/effectiveness of a definitive settlement agreement. KWELM has agreed in principle to a Notified Scheme Claim totaling $400,000. Cash distributions in respect of the claims would be paid out to the Company in accordance with KWELM's approved Scheme of Arrangement. The Scheme administrator has represented that Fansteel can anticipate total cash payments equal to approximately 50% -57% of its Notified Scheme Claim (approximately $200,000 -
$228,000), with the initial cash distribution (approximately one-half of the total) to be made approximately 90 days after execution of a definitive settlement agreement. The proceeds of the proposed settlements will first be used in accordance with the Plan to pay certain professional fees and expenses related to such settlements. The Department of Justice notified the Company on
April 29, 2005 that the NRC and other interested federal agencies did consent to the settlements. It is anticipated that the net proceeds from the settlements will be allocated in accordance with the Plan and will, among other things, result in prepayments under the FMRI Notes (of approximately $795,000), the FLRI
Primary Note (of approximately $101,000) and the ED Note (of approximately
$133,000) and payments aggregating approximately $60,000 on account of EPA
CERCLA claims.

     From time to time, the Company is involved in routine litigation incidental to its business. The Company is not a party to any pending or threatened legal proceeding that it believes would have a material adverse effect on its results of operations or financial condition.

ITEM 2 - UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first quarter of 2005.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS

Exhibit
Number             Description of Exhibit
------             ----------------------

10.1               First Amendment dated as of January 19, 2005, and Second
                   Amendment dated as of March 31, 2005, to Loan and Security
                   Agreement dated as of January 23, 2004 among Fansteel Inc,
                   Wellman Dynamics Corporation and Congress Financial
                   Corporation (now known as Wachovia Capital Finance)
                   (previously filed as Exhibit 10.3 to Fansteel Inc.'s Form
                   10-K filed on April 15, 2005, and incorporated herein by
                   reference).

10.2               Stipulation And Order Clarifying And/Or Modifying Consent
                   Decree, dated March 3, 2005, between Fansteel Inc., North
                   Chicago, Inc. the City of North Chicago and the Untied
                   States, on behalf of the Environmental Protection Agency, the
                   Department of the Navy the Untied States Department of the
                   Interior, and the National Oceanic And Atmospheric
                   Administration of the United States Department of Commerce
                   (previously filed as Exhibit 10.8 to Fansteel Inc.'s Form
                   10-K filed on April 15, 2005, and incorporated herein by
                   reference).

31.1               Certification by Chief Executive Officer pursuant to Rule
                   13a-14(a) or 15d-14(a) under the Securities Exchange Act of
                   1934, as adopted pursuant to Section 203 of the
                   Sarbanes-Oxley Act of 2002

31.2               Certification by Chief Financial Officer pursuant to Rule
                   13a-14(a) or 15d-14(a) under the Securities Exchange Act of
                   1934, as adopted pursuant to Section 203 of the
                   Sarbanes-Oxley Act of 2002

32.1               Certifications by Chief Executive Officer and Chief Financial
                   Officer pursuant to 18 U.S.C. Section 1350, as adopted
                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FANSTEEL INC.
                                          (Registrant)

                                        /s/ Gary L. Tessitore
                                        ----------------------------------------
                                        Gary L. Tessitore
                                        Chairman of the Board, President
May 13, 2005                            and Chief Executive Officer

                                        /s/ R. Michael McEntee
                                        ----------------------------------------
                                        R. Michael McEntee
                                        Vice President and
May 13, 2005                            Chief Financial Officer

