Form 10-Q
period 2005-06-30
FANSTEEL INC
filed 2005-08-12
CIK 34471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     From ______________ to _____________

                          Commission File Number 1-8676
                                  FANSTEEL INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                               36-105870
----------------------------                               --------------------
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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act
of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at August 1, 2005
----------------------------                       -----------------------------
Common Stock, $.01 par value                             3,083,074 shares

                                  FANSTEEL INC.

                                FORM 10-Q - INDEX
                                  June 30, 2005

                                                                        Page No.
                                                                        --------

PART I.        FINANCIAL INFORMATION

Item 1         Financial Statements:

               Consolidated Statement of Operations (unaudited)- Three
               months ended June 30, 2005, three months ended June 30,
               2004, six months ended June 30, 2005, five months ended
               June 30, 2004 (Successor Company), and one month ended
               January 23, 2004 (Predecessor Company)                      3-4

               Consolidated Balance Sheet - June 30, 2005 (unaudited)
               and December 31, 2004                                       5-6

               Consolidated Statement of Cash Flows (unaudited) - Six
               months ended June 30, 2005, five months ended June 30,
               2004 (Successor Company), and one month ended January
               23, 2004 (Predecessor Company)                               7

               Notes to Unaudited Consolidated Financial Statements        8-24

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        25-33

Item 3         Quantitative and Qualitative Disclosures About Market
               Risk                                                        34

Item 4         Controls and Procedures                                     34

PART II.       OTHER INFORMATION

Item 1         Legal Proceedings                                          35-36

Item 2         Unregistered Sales of Equity Securities and Use of
               Proceeds                                                    37

Item 3         Defaults Upon Senior Securities                             37

Item 4         Submission of Matters to a Vote of Security Holders         37

Item 5         Other Information                                           37

Item 6         Exhibits                                                    37

Signatures                                                                 38

Exhibit 31.1   Certifications- Gary L. Tessitore                           39
Exhibit 31.2   Certifications- R. Michael McEntee                          40
Exhibit 32.1   Certification                                               41

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             Fansteel Inc.
                 Consolidated Statement of Operations
                              (Unaudited)

                                                        Successor Company
                                                   -------------------------
                                                      Three         Three
                                                      Months        Months
                                                      Ended         Ended
                                                     June 30,      June 30,
                                                       2005          2004
                                                   -----------   -----------
Net Sales                                          $14,643,772   $15,745,432
Cost and Expenses
   Cost of products sold                            11,917,554    12,670,412
   Selling, general and administrative               1,787,145     1,812,639
                                                   -----------   -----------
                                                    13,704,699    14,483,051
                                                   -----------   -----------
Operating Income (Loss)                                939,073     1,262,381
Other Expense
   Interest expense                                   (252,449)     (189,293)
   Other                                                11,850        43,114
                                                   -----------   -----------
                                                      (264,299)     (146,179)
                                                   -----------   -----------
Income (Loss) from Continuing Operations Before
   Reorganization Items and Income Taxes               674,774     1,116,202
Reorganization items
   Professional fees                                        --      (347,747)
   US trustee fees                                     (18,000)      (70,250)
                                                   -----------   -----------
                                                       (18,000)     (417,997)
                                                   -----------   -----------
Income from Continuing Operations Before
   Income Taxes                                        656,774       698,205
Income Tax Provision (Benefit)                              --            --
                                                   -----------   -----------
Income from Continuing Operations                      656,774       698,205
Income (Loss) from Discontinued Operations             247,313      (688,880)
                                                   -----------   -----------
Net Income                                         $   904,087   $     9,325
                                                   ===========   ===========
Weighted Average Number of Common Shares
   Outstanding                                       3,420,000     3,420,000
Basic and Diluted Net Income (Loss) per Share(a)
   Continuing operations                           $      0.19   $      0.20
   Discontinued operations                                0.07         (0.20)
                                                   -----------   -----------
   Net income (loss)                               $      0.26   $      0.00
                                                   ===========   ===========

----------
(a) Basic earnings per share and diluted earnings per share are the same.

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)



                                                                               Predecessor
                                                     Successor Company          Company
                                                  -------------------------   ------------
                                                      Six           Five          One
                                                     Months        Months        Month
                                                     Ended         Ended         Ended
                                                    June 30,      June 30,     January 23,
                                                      2005          2004          2004
                                                  -----------   -----------   ------------

Net Sales                                         $27,874,693   $26,288,329   $  2,695,857

Cost and Expenses
   Cost of products sold                           22,938,168    20,690,595      2,381,551
   Selling, general and administrative              3,478,856     3,138,026        492,141
                                                  -----------   -----------   ------------
                                                   26,417,024    23,828,621      2,873,692
                                                  -----------   -----------   ------------
Operating Income (Loss)                             1,457,669     2,459,708       (177,835)
Other Expense
   Interest expense                                  (459,710)     (299,983)       (43,977)
   Other                                              (12,269)       30,409         (7,198)
                                                  -----------   -----------   ------------
                                                     (471,979)     (269,574)       (51,175)
                                                  -----------   -----------   ------------
Income (Loss) from Continuing Operations Before
   Reorganization Items and Income Taxes              985,690     2,190,134       (229,010)
Reorganization items
   Professional fees                                       --      (347,747)      (333,289)
   US trustee fees                                    (36,000)      (70,250)            --
                                                  -----------   -----------   ------------
                                                      (36,000)     (417,997)      (333,289)
Fresh Start Adjustments                                    --            --     43,455,000
Gain on Debt Discharge                                     --            --     15,048,000
                                                  -----------   -----------   ------------
Income from Continuing Operations Before
   Income Taxes                                       949,690     1,772,137     57,940,701
Income Tax Provision (Benefit)                             --            --             --
                                                  -----------   -----------   ------------
Income from Continuing Operations                     949,690     1,772,137     57,940,701
Loss from Discontinued Operations                    (784,292)   (1,122,367)      (108,758)
                                                  -----------   -----------   ------------
Net Income                                        $   165,398   $   649,770   $ 57,831,943
                                                  ===========   ===========   ============
Weighted Average Number of Common Shares
   Outstanding                                      3,420,000     3,420,000      8,698,858
Basic and Diluted Net Income (Loss) per Share(a)
   Continuing operations                          $      0.28   $      0.52   $       6.66
   Discontinued operations                              (0.23)        (0.33)         (0.01)
                                                  -----------   -----------   ------------
   Net income                                     $      0.05   $      0.19   $       6.65
                                                  ===========   ===========   ============


----------
(a) Basic earnings per share and diluted earnings per share are the same.

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                           Consolidated Balance Sheet



                                                          June 30,    December 31,
                                                            2005          2004
                                                        -----------   ------------
                                                        (Unaudited)

ASSETS
Current assets
   Cash and cash equivalents                            $   662,378    $     7,597
   Restricted cash                                               --        394,034
   Accounts receivable, less allowance of $550,000 at
      June 30, 2005 and $541,000 at December 31, 2004     8,862,655      7,668,678
   Inventories
      Raw material and supplies                           1,122,298      1,134,049
      Work-in process                                     4,347,514      3,212,009
      Finished goods                                        481,470        452,420
                                                        -----------    -----------
         Total inventories                                5,951,282      4,798,478
                                                        -----------    -----------
   Other assets - current                                 1,096,717      1,509,106
                                                        -----------    -----------
Total current assets                                     16,573,032     14,377,893
                                                        -----------    -----------
Property, plant and equipment
   Land                                                   1,084,419      1,084,419
   Buildings                                              4,784,363      4,784,363
   Machinery and equipment                                4,731,450      4,581,726
                                                        -----------    -----------
                                                         10,600,232     10,450,508
   Less accumulated depreciation                          1,567,421      1,037,215
                                                        -----------    -----------
      Net property, plant and equipment                   9,032,811      9,413,293
                                                        -----------    -----------
Other assets
   Deposits                                               5,718,233      5,753,141
   Reorganization value in excess of amounts
      allocable to identified assets                     12,893,734     12,893,734
   Property held for sale                                 1,327,500      2,447,500
   Other                                                    172,570        121,649
                                                        -----------    -----------
      Total other assets                                 20,112,037     21,216,024
                                                        -----------    -----------
                                                        $45,717,880    $45,007,210
                                                        ===========    ===========


                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                           Consolidated Balance Sheet



                                                          June 30,    December 31,
                                                            2005          2004
                                                        -----------   ------------
                                                        (Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities
   Current liabilities
      Accounts payable                                  $ 6,267,010    $ 6,025,129
      Accrued liabilities                                 6,037,149      6,554,494
      Short-term borrowings                               5,097,047      4,108,457
      Current maturities of long-term debt                2,056,629      1,549,175
                                                        -----------    -----------
         Total current liabilities                       19,457,835     18,237,255
                                                        -----------    -----------
   Long-term debt                                         5,104,669      4,933,038
                                                        -----------    -----------
   Other liabilities - environmental remediation         24,434,066     25,276,826
                                                        -----------    -----------
Total liabilities                                        48,996,570     48,447,119
                                                        -----------    -----------
Shareholders' deficit
   Common stock, par value $0.01; Authorized 3,600,000
      shares, issued and outstanding 3,420,000 shares        34,200         34,200
   Capital in excess of par value                           296,314        296,314
   Accumulated deficit                                   (3,595,567)    (3,760,965)
   Other comprehensive income
      Foreign currency translation                          (13,637)        (9,458)
                                                        -----------    -----------
         Total other comprehensive income                   (13,637)        (9,458)
                                                        -----------    -----------
   Total shareholders' deficit                           (3,278,690)    (3,439,909)
                                                        -----------    -----------
Total liabilities and shareholders' deficit             $45,717,880    $45,007,210
                                                        ===========    ===========


                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)



                                                                                                  Predecessor
                                                                         Successor Company          Company
                                                                     -------------------------   ------------
                                                                      Six Months   Five Months    One Month
                                                                        Ended         Ended         Ended
                                                                       June 30,      June 30,     January 23,
                                                                         2005          2004          2004
                                                                     -----------   -----------   ------------

Cash Flows From Operating Activities:
   Net income                                                        $   165,398   $   649,770   $ 57,831,943
   Adjustments to reconcile net income to net
      cash used in operating activities:
         Depreciation and amortization                                   514,492       481,205         72,994
         Fresh start adjustments                                              --            --    (43,455,000)
         Gain on discharge of debt                                            --            --    (15,048,000)
         Loss from discontinued operations                               784,292     1,122,367        108,758
         Gain from disposals of property, plant and equipment                 --         1,083             --
         Change in assets and liabilities:
            Increase in accounts receivable                           (1,193,977)   (2,710,113)      (321,198)
            (Increase) decrease in inventories                        (1,152,804)      164,346       (280,153)
            Decrease (increase) in other assets - current                419,330      (297,778)        79,568
            Increase (decrease) in accounts payable and
               accrued liabilities                                       340,546    (1,773,590)      (104,217)
            Increase in liabilities subject to compromise                     --            --        300,000
            Increase (decrease) in income taxes payable                    7,464       (12,902)            --
            (Increase) decrease in other assets                          (54,332)       79,577            765
                                                                     -----------   -----------   ------------
               Net cash used in operating activities                    (169,591)   (2,296,035)      (814,540)
                                                                     -----------   -----------   ------------
Cash Flows From Investing Activities:
   Decrease in restricted cash                                           394,034            --        379,457
   Capital expenditures                                                 (149,724)      (22,620)        (3,155)
                                                                     -----------   -----------   ------------
               Net cash provided by (used in) investing activities       244,310       (22,620)       376,302
                                                                     -----------   -----------   ------------
Cash Flows From Financing Activities:
   Proceeds from short-term borrowing                                  1,302,925     3,843,002             --
   Payments on long-term debt                                           (135,250)     (173,450)            --
                                                                     -----------   -----------   ------------
               Net cash provided by financing activities               1,167,675     3,669,552             --
                                                                     -----------   -----------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents
   from Continuing Operations                                          1,242,394     1,350,897       (438,238)
Cash Flows From Discontinued Operations                                 (587,613)   (2,106,217)       147,819
                                                                     -----------   -----------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents                     654,781      (755,320)      (290,419)
Cash and Cash Equivalents at Beginning of Period                           7,597       999,787      1,290,206
                                                                     -----------   -----------   ------------
Cash and Cash Equivalents at End of Period                           $   662,378   $   244,467   $    999,787
                                                                     ===========   ===========   ============


                 See Notes to Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

     The consolidated financial statements as of and for the periods ending June
30, 2005, June 30, 2004, and January 23, 2004 of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2005.

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

     The accompanying consolidated financial statements do not include all disclosures normally provided in annual financial statements, and therefore, should be read in conjunction with the Company's annual report on 10-K.

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



                                                                            Predecessor
                                               Successor Company              Company
                                         -----------------------------   ----------------
                                          Six Months      Five Months       One Month
(Dollars in millions, except for             Ended           Ended            Ended
earnings per-share)                      June 30, 2005   June 30, 2004   January 23, 2004
                                         -------------   -------------   ----------------

Net income as reported                      $165,398        $649,770        $57,831,943
Deduct: Total stock based compensation
   expense determined under the fair
   value based method, net of related
   tax effect                                     --              --                 --
                                            --------        --------        -----------
Pro forma - net income (loss)               $165,398        $649,770        $57,831,943
                                            ========        ========        ===========
Basic/diluted income (loss) per share
   As reported                              $   0.05        $   0.19        $      6.65
                                            ========        ========        ===========
   Pro forma                                $   0.05        $   0.19        $      6.65
                                            ========        ========        ===========


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
Corporation), which provided a credit facility of up to $10 million in credit, comprised of a revolving loan facility and letter of credit issuances. See Note
8 - Debt.

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

     Pursuant to the Plan, FMRI can draw up to $2 million from an existing decommissioning trust established in accordance with the Amended Decommissioning
Trust Agreement with the NRC. The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million and provided certain terms and conditions are satisfied. Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust. On April 13, 2005, the decommissioning trust was amended, with the consent of the NRC, to allow additional draws of up to $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan. The amounts of these additional draws are dependent upon, among other things, the weight of material disposed of offsite at the approved disposal site. On June 8, 2005 FMRI drew an additional $500,000 from the Trust. In July 2005, Fansteel prepaid
$764,000 to FMRI from net insurance proceeds, which FMRI used to reduce amounts owing to the Trust.

     The NRC was also granted a pledge on the proceeds from any of the FMRI notes and benefits from an indemnity in its favor from FMRI Inc. with respect to
Fansteel Inc.'s obligations under the notes.

     On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspects of
FMRI's NRC License. The State of Oklahoma challenged a number of aspects of the
NRC License, including the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. On May 26, 2004, the administrative law judge overseeing the proceeding issued his decision, finding in favor of FMRI and against the State of Oklahoma on all matters under consideration. The State of Oklahoma's ability to appeal the ruling of the administrative law judge expired on June 15, 2004 such that the ruling of the administrative law judge became final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Decommissioning Plan, effectively precluding FMRI from undertaking to commence certain actions required by its NRC
License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC
License required FMRI (i) by September 1, 2004, to commence Phase 1 work of removing certain residue materials ("WIP") from the site and (ii) by March 31,
2006 to complete the removal of the WIP materials, taking into account preparation, scheduling, cost and weather. Realizing its inability to satisfy certain of its NRC License conditions, FMRI timely notified the NRC and commenced discussions with the NRC and third parties with a view to, as soon as possible and subject to available funding, commence and complete Phase 1 remediation. Such negotiations and discussions resulted in an April 13, 2005 amendment to the decommissioning trust that now permits an additional $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan. The amounts of these additional draws are dependent upon the weight of material disposed of offsite at the approved disposal site. Notwithstanding FMRI access to additional funding, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to eliminate the violation of not starting the Phase 1 of the decommissioning plan by September 1, 2004. As a result, FMRI remains in technical violation of its NRC License but did start Phase 1 decommissioning activities in June 2005. Fansteel can provide no assurance that FMRI will be able to reach consensus with the NRC and eliminate the existing violations.
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
In addition, the Company was obligated to issue and deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of
$700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. On December 31, 2004, the City did notify
NCI that it was exercising its option. On March 7, 2005, NCI sold the real property to the City, transferred the proceeds of $1,400,000 received from the
City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. The NCI Notes (including the obligation to issue a contingent note) were canceled, and the City entered into a six-month lease with Fansteel
Inc. with respect to portions of the North Chicago Facility. In July, 2005
Fansteel prepaid $147,000 to the outstanding note issued to the EPA from net insurance proceeds received.

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



                                             Predecessor                                     Successor
                                               Company      Reorgan-                          Company
                                             January 23,     ization          Fresh Start   January 23,
                                                2004       Adjustments        Adjustments      2004
                                             -----------   -----------        -----------   -----------

Current assets:
   Cash                                        $    702     $    298 (a) (b)  $    --         $ 1,000
   Restricted cash                               12,998      (12,998)(a)           --              --
   Accounts receivable                            8,352         (341)(b)           --           8,011
   Inventories                                    5,652           --              751(c)        6,403
   Other assets - current                           921         (166)(d)           --             755
                                               --------     --------          -------         -------
Total current assets                             28,625      (13,207)             751          16,169
                                               --------     --------          -------         -------
Net property, plant & equipment                  10,133           --            2,888 (e)      13,021
Reorganization value in excess of amounts
   allocable to identifiable assets                  --           --           12,894 (f)      12,894
Other assets - long term                          9,275           --             (664) (g)      8,611
                                               --------     --------          -------         -------
Total assets                                   $ 48,033     $(13,207)         $15,869         $50,695
                                               ========     ========          =======         =======

Current liabilities
   Accounts payable                            $  6,111     $    317 (h)      $    --         $ 6,428
   Accrued liabilities                            8,412          892 (h)           --           9,304
   Accrued income taxes                               9          328 (h)           --             337
   Short-term borrowings                             --        2,650 (a)           --           2,650
   Current maturities of
      Long-term debt                                 24        1,055 (h)           --           1,079
                                               --------     --------          -------         -------
  Total current liabilities                      14,556        5,242               --          19,798
                                               --------     --------          -------         -------
   Long-term debt                                    42        9,775 (h)       (4,474) (i)      5,343
   Environmental remediation                      1,174       47,168 (j)      (23,112) (j)     25,230
   Liabilities subject to
      compromise                                 90,440      (90,440) (k)          --              --
   Shareholders' equity (deficit)               (58,179)     (15,048)          43,455             324
                                               --------     --------          -------         -------
   Total liabilities and equity                $ 48,033     $(13,207)         $15,869         $50,695
                                               ========     ========          =======         =======


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

                                                     January 23,
                                                        2004
                                                     -----------
Accounts payable                                     $ 9,646,000
Long-term debt                                         6,632,000
Environmental                                            523,000
Pension                                               14,104,000
                                                     -----------
Total liabilities subject to compromise discharged   $30,905,000
                                                     ===========

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



                                                                        Predecessor
                                              Successor Company          Company
                                           -------------------------   ------------
                                            Six Months   Five Months     One Month
                                               Ended        Ended         Ended
                                             June 30,      June 30,     January 23,
                                              2005          2004           2004
                                           -----------   -----------   ------------

Numerator:
   Net income                               $  165,398    $  649,770    $57,831,943
Denominator:
   Denominator for basic earnings
      per share- weighted average shares     3,420,000     3,420,000      8,698,858
Effect of dilutive securities
   Employee stock options                           --            --             --
   Employee restricted stock                        --            --             --
                                            ----------    ----------    -----------
Dilutive potential common shares             3,420,000     3,420,000      8,698,858
                                            ==========    ==========    ===========
Basic earnings per share                    $     0.05    $     0.19    $      6.65
                                            ==========    ==========    ===========
Diluted earnings per share                  $     0.05    $     0.19    $      6.65
                                            ==========    ==========    ===========


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

     During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility. Pursuant to the Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility (see Note 3). In December 2003,
the NRC approved the issuance of an amended NRC License and related decommissioning plan to FMRI. At December 31, 2004, the liability for the environmental remediation decreased from $41.6 million to $37.2 million due to planned spending for remediation, safety and security and the recorded discounted liability, using a discount rate of 11.3%, was $19.8 million. At June
30, 2005, the gross estimated liability was $36.5 million and the recorded discounted liability, using a discount rate of 11.3%, was $20.2 million. In June
2005, the Company received insurance recoveries from its insurers of which
$764,000 of net insurance recoveries were allocated for a prepayment of the inter-company FMRI $30.6 million note, which in turn was used to reduce its borrowing from the Decommissioning Trust.

     In September 2000, the EPA issued a unilateral administrative order under
Section 106 of CERCLA requiring the Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site"). The Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003. The proposed remedial actions at the North Chicago Facility were estimated to cost $2.17 million, for which a liability was recorded at January
23, 2004. At December 31, 2004, the gross estimated liability was $2.0 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.7 million. On March 7, 2005, NCI sold the real property to the City, transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. At June 30, 2005, the gross estimated liability was $0.5 million and the recorded discounted liability, using a discount rate of 11.3%, was $0.4 million. In June 2005, the
Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were allocated for a prepayment of the note delivered to the EPA and will reduce this liability by such amount in July 2005.

     The Lexington Facility was constructed in 1954 and ceased operations in
2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility. To
Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare. In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that Fansteel submit a plan for further characterization of the facility. Fansteel submitted a letter to the KNREPC in June 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Plan now owns the Lexington facility. FLRI anticipates implementing the Site
Characterization Plan in 2006 and has estimated $1.78 million to perform the remedial activities and a liability in that amount was recorded at January 23,
2004. At December 31, 2004 the gross estimated liability was $1.6 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.2 million. At June 30, 2005, the gross estimated liability was $1.4 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.1 million. In June 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1.78 million note.

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

     Discontinued operations reported losses of $784,000 for the six months ended June 30, 2005, $1,122,000 for the five months ended June 30, 2004, and
$109,000 for the one month ended January 23, 2004. Income from net insurance recoveries received in June 2005 of $1.2 million was included in discontinued
results. The losses for the six months ended June 30, 2005 and five months ended
June 30, 2004 relate primarily to the amortization of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan. The losses for the six months ended June 30, 2005 also included losses from the sale of the North Chicago Inc. property and charges from the Washington IA facility.
Results for the five months ended June 30, 2004 included losses from operations of $326,000 from the Washington Manufacturing facility, which was sold on
December 31, 2004. For the one month ended January 23, 2004, the $109,000 loss was from Washington Manufacturing operations, which was discontinued at December
31, 2004.

NOTE 7 - OTHER ENVIRONMENTAL REMEDIATION

     Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA
Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by
Wellman. Wellman has estimated that the cost for conducting the RFI/CMS will be
$2,147,000 from 2004 to 2009. At December 31, 2004 the gross estimated liability was $2.1 million and the recorded discounted liability, using a discount rate of
11.3%, was $1.6 million. At June 30, 2005 the gross estimated liability was $2.1 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.7 million.

     Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand. It is anticipated, based upon recent projections by third party consultants, that Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2004 and June 30, 2005 was
$445,000 and $470,000, respectively.

     In October 2000, Fansteel provided the Iowa Department of Health (the
"IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site. The IDPH required Wellman to perform a Risk
Assessment ("RA") to determine whether the thorium-

containing materials are a threat to human health or the environment. Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment. Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill. However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time. The current estimated cost to remediate the thorium is $1,075,000.
The recorded discounted liability, using a discount rate of 11.3%, at December
31, 2004 and June 30, 2005 was $422,000 and $445,000, respectively.

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
Corporation), which provided a credit facility of up to $10 million in credit, comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company could incur revolving loans in an amount up to a borrowing base comprised of a percentage of eligible accounts receivable and inventories and up to $2 million for machinery and equipment. Revolving loans were due and payable in full on
January 23, 2007. The Company was required to meet certain financial covenants that required it to achieve certain EBITDA and that limited future capital expenditures, which it was in compliance with at June 30, 2005. The interest rate on the line was prime plus 1% and there was a .5% unused line fee.
Substantially all of the assets of the Company were pledged as security for this financing. At June 30, 2005, the Company had letters of credit for $769,000 outstanding for casualty insurance collateral and environmental assurance under this credit facility with an interest rate of 2.5%.

     In order to increase the Company's liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its wholly-owned subsidiary,
Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security
Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005. In conjunction with this new loan facility, the Loan and Security Agreement and certain ancillary documents with Wachovia Capital Finance, dated January 23,
2004, was terminated. Borrowing under the revolving line of credit is included as short-term borrowings.

     Under the new credit facility, subject to certain borrowing conditions, the
Company may incur revolving loans and letter of credit issuances in an amount up to $15 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment.
Revolving loans are due and payable in full on January 6, 2007. The borrowers are required to meet certain covenants, including those which require minimum EBITDA levels, limit leverage and establish debt service requirements.
The interest rate on the line is at prime and there is a .25% unused line fee.
Substantially all of the assets of the borrowers are pledged as security for this financing. Letters of credit under the new loan facility will be at 1.5%.

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

     At June 30, 2005 the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $21.0 million that expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards as the net operating loss carry-forwards are not anticipated to be realized before expiration.

NOTE 10 - BUSINESS SEGMENTS

     The Company is a manufacturer of engineered metal components used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, and plumbing and electrical hardware industries. For financial reporting purposes, the Company classifies its products into the following two business segments; Advanced Structures, which produces aluminum and magnesium sand castings and Industrial Metal Components, which produces powdered metal components and investment castings. The Company's business segments offer different products and services and have separate management teams and infrastructures. Financial information concerning the Company's segments for the periods ended June 30, 2005, June 30, 2004 and January 23, 2004 is as follows:

                                                             Predecessor
                                     Successor Company         Company
                                 -------------------------   -----------
                                  Six Months   Five Months    One Month
                                    Ended         Ended         Ended
                                   June 30,      June 30,    January 23,
                                     2005         2004          2004
                                 -----------   -----------   -----------
NET SALES
   Advanced Structures           $14,998,493   $11,405,708   $   926,011
   Industrial Metal Components    12,876,200    14,288,621     1,769,846
                                 -----------   -----------   -----------
Total Net Sales                  $27,874,693   $26,288,329   $ 2,695,857
                                 ===========   ===========   ===========
OPERATING INCOME (LOSS):
   Advanced Structures           $ 1,246,201   $   354,464   $  (329,169)
   Industrial Metal Components       211,468     2,105,244       151,334
                                 -----------   -----------   -----------
Total Operating Income (Loss)    $ 1,457,669   $ 2,459,708   $  (177,835)
                                 ===========   ===========   ===========

     The identifiable assets at June 30, 2005 and December 31, 2004 are as follows:

                                   June 30,    December 31,
                                    2005           2004
                                 -----------   ------------
IDENTIFIABLE ASSETS:
   Advanced Structures           $13,515,174   $11,695,093
   Industrial Metal Components     9,936,030     9,450,631
   Corporate / Discontinued       22,266,676    23,861,486
                                 -----------   -----------
Total Assets                     $45,717,880   $45,007,210
                                 ===========   ===========

     Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

                                                                 Predecessor
                                          Successor Company        Company
                                      ------------------------   -----------
                                      Six Months   Five Months    One Month
                                        Ended         Ended         Ended
                                       June 30,      June 30,    January 23,
                                         2005          2004         2004
                                      ----------   -----------   -----------
DEPRECIATION AND AMORTIZATION:
   Advanced Structures                 $148,705     $146,711       $17,780
   Industrial Metal Components          365,787      334,494        55,214
   Discontinued                          15,714      164,595        14,972
                                       --------     --------       -------
Total depreciation and amortization    $530,206     $645,800       $87,966
                                       ========     ========       =======

CAPITAL EXPENDITURES:
   Advanced Structures                 $132,296     $     --       $    --
   Industrial Metal Components           17,428       22,620         3,155
   Discontinued                              --       16,692            --
                                       --------     --------       -------
Total capital expenditures             $149,724     $ 39,312       $ 3,155
                                       ========     ========       =======

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

2005 SECOND QUARTER AS COMPARED TO 2004 SECOND QUARTER

Net Sales

     The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

                                 Second Quarter   Second Quarter
                                      2005             2004
                                 --------------   --------------
Net Sales
   Advanced Structures             $ 8,043,710      $ 6,948,341
   Industrial Metal Components       6,600,062        8,797,091
                                   -----------      -----------
                                   $14,643,772      $15,745,432
                                   ===========      ===========

     Consolidated net sales for the second quarter 2005 decreased by $1.1 million, or 7%, compared to the second quarter 2004.

     The Advanced Structures' net sales for the second quarter 2005 increased by
$1.1 million, or 16%, over the second quarter 2004. This increase resulted from higher sales of missile and helicopter components.

     The Industrial Metal Components' net sales for the second quarter 2005 decreased $2.2 million, or 25%, due primarily to the loss in the fourth quarter of 2004 of a major portion of investment casting business related to truck engine components to this segments largest customer. This business was converted to a different manufacturing process not within the Company's capabilities. Net sales of powdered metal components increased 5% with improvement in the automotive and the lawn and garden markets.

Operating Income

     The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:

                                 Second Quarter   Second Quarter
                                      2005             2004
                                 --------------   --------------
Operating Income
   Advanced Structures              $880,256        $   73,912
   Industrial Metal Components        58,817         1,188,469
                                    --------        ----------
                                    $939,073        $1,262,381
                                    ========        ==========

     Operating income of $939,000 for the second quarter 2005 decreased $323,000 from operating income of $1,262,000 in the second quarter 2004. Income decreased due to overall lower sales volume and lower volume of high margin investment casting business partially offset by higher volume of lower margin sand casting sales.

     Operating income of $880,000 in the Advanced Structures segment for the second quarter 2005 improved from operating income of $74,000 in the second quarter 2004, primarily due to higher volume as well as price increases on lower margin products.

     Operating income of $59,000 in the Industrial Metal Components segment for the second quarter 2005 decreased by $1,129,000, as compared with operating income of $1,188,000 in the second quarter 2004. The loss of sales to its largest customer had a negative impact on operating income in the investment casting operation and is the primary reason for the reduced income for the
Company overall.

Other Expenses

     The following table sets forth the combined other expenses of the Company included in the consolidated statement of operations:

                          Second Quarter   Second Quarter
                               2005             2004
                          --------------   --------------
Other income (expenses)
   Interest expenses        $(252,449)       $(189,293)
   Other                       11,850           43,411
                            ---------        ---------
                            $(264,299)       $(146,179)
                            =========        =========

     Interest expense increased $118,000 in the second quarter 2005 compared to the second quarter 2004 due primarily to increased borrowing outstanding.

Reorganization Items

     The second quarter 2005 reorganization expenses were $18,000, related to US
Trustee Fees, compared with $418,000 in the second quarter 2004 related primarily to professional fees.

Discontinued Operations

     Discontinued operations reported income of $247,000 in the second quarter
2005 compared to a loss of $689,000 in the second quarter 2004. Net insurance recoveries of $1.2 million in the second quarter 2005 were reduced by the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and the note payable to the Pension Benefit Guarantee
Corporation. The loss in the second quarter 2004 related the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and the pension note for the Pension Plan of $816,0000, operating losses from Washington Mfg of $454,000, and employee benefit charges of $192,000 from closed operations offset by a gain of $773,000 being recognized on the sale of the land owed by special purpose subsidiary Waukegan Inc. and assumption by the buyer of the related environmental liabilities at the site.

Income taxes

     No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and deferred tax assets.

Net Income (Loss)

     Net income of $904,000 was reported in the second quarter 2005 compared with net income of $9,000 for the second quarter of 2004.

2005 SIX MONTHS AS COMPARED TO 2004 SIX MONTHS

Net Sales

     The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

                                   Six months       Six months
                                 ended June 30,   ended June 30,
                                      2005             2004
                                 --------------   --------------
Net Sales
   Advanced Structures             $14,998,493      $12,331,719
   Industrial Metal Components      12,876,200       16,652,467
                                   -----------      -----------
                                   $27,874,693      $28,984,186
                                   ===========      ===========

     Consolidated net sales for the six months ended June 30, 2005 were 4% lower than the same period in 2004.

     Net sales for Advanced Structures for the six months ended June 30, 2005 were $2.7 million, or 22% higher, compared to the six months ended June 30,
2004. This improvement is attributed to increased sales of missile and helicopter components and price increases implemented in 2005.

     The Industrial Metal Components' net sales for the six months ended June
30, 2005 decreased $3.8, or 23%, compared with the six months ended June 30,
2004. Net sales of investment castings decreased by $4.3 million, or 41%, due primarily to the loss in the fourth quarter of 2004 of a major portion of investment casting business related to truck engine components to this segments largest customer. This business was converted to a different manufacturing process not within the Company's capabilities. Net sales of powdered metal components improved 9% due to an increase in all product lines, other than automotive, which were flat.

Operating Income (Loss)

     The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:

                                   Six months       Six months
                                 ended June 30,   ended June 30,
                                      2005              2004
                                 --------------   --------------
Operating Income (Loss)
   Advanced Structures             $1,246,201       $   25,295
   Industrial Metal Components        211,468        2,256,578
                                   ----------       ----------
                                   $1,457,669       $2,281,873
                                   ==========       ==========

     Operating income of $1.5 million for the six months ended June 30, 2005 decreased by $824,000 compared to $2.3 for the six months ended June 30, 2004, due primarily to the lower sales volume, higher material costs, and product mix.

     Operating income of $1,246,000 in the Advanced Structures segment for the six months ended June 30, 2005 improved from operating income of $25,000 in the six months ended June 30, 2004, due to the higher volume and price increases.

     Operating income of $211,000 in the Industrial Metal Components segment for the six months ended June 30, 2005 decreased $2,046,000 compared to operating income of $2,257,000 for the six months ended June 30, 2004. A majority of this decline is attributable to the decrease in investment casting sales and higher material costs. The powdered metal operation improved in the six months ended
June 30, 2005 compared to the six months ended June 30, 2004, due to the higher sales volume partially offset by higher material costs.

Other Income (Expenses)

     The following table sets forth the combined other income (expense) of the
Company included in the consolidated statement of operations:

                           Six months       Six months
                         ended June 30,   ended June 30,
                              2005             2004
                         --------------   --------------
Other income (expense)
   Interest expenses       $(459,710)       $(343,960)
   Other                     (12,269)          23,211
                           ---------        ---------
                           $(471,979)       $(320,749)
                           =========        =========

     Other expense increased $128,000 in the six months ended June 30, 2005 compared to the six months ended June 30, 2004, as interest expense was higher due to increased borrowing.

Reorganization Items

     The six months ended June 30, 2005 reorganization expenses related to bankruptcy were $36,000, as compared to $751,000 in the six months ended June
30, 2004. The Company emerged from Chapter 11 on January 23, 2004. The higher reorganization costs in 2004 were the result of professional fees related to the bankruptcy.

Discontinued Operations

     Discontinued operations reported a loss of $784,000 in the six months ended
June 30, 2005 and a loss of $1,231,000 in the six months ended June 30, 2004.
The loss in 2005 was lower than the prior year due to insurance settlements offset by additional costs for closing the North Chicago sale. The loss in 2004 relates to the accretion of discounted environmental liabilities from the
Company's special purpose subsidiaries and the pension note for the Pension Plan of $1,343,000, operating losses from Washington Mfg of $435,000, and employee benefit costs from closed operations of $226,000, reduced by a gain of $773,000 from the sale of the land owned by special purpose subsidiary Waukegan Inc. and assumption by the buyer of the related environmental liabilities at the site

Income taxes

     No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

     Net income for the six months ended June 30, 2005 was $165,000. Net income of $58,482,000 in the six months ended June 30, 2004 included a $15,048,000 gain from the discharge of debt under the Plan and a $43,455,000 gain from the adoption of fresh start accounting.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2005, the Company had cash of $662,000 compared to $8,000 of cash on December 31, 2004. Cash increased $1,242,000 from continuing operations and decreased $588,000 from discontinued operations.

Operating Activities

     During the first six months of 2005, operating activities consumed $170,000 of cash, as compared to $3,111,000 for the first six months of 2004, with significant variances in accounts receivable, inventory and accounts payable.

Investing Activities

     Investing activities provided $244,000 for the six months ended June 30,
2005, as compared to $354,000 for the six months ended June 30, 2005, due primarily to the receipt of restricted cash received from preference actions as part of the Plan. Reducing this receipt of cash in the first six months of 2005 were higher capital expenditures of $124,000 compared to the six months ended
June 30, 2004.

Financing Activities

     Financing activities provided $1,168,000 for the first six months ended
June 30, 2005, as compared to $3,669,000 for the six months ended June 30, 2004.
Borrowing was higher in the first six months of 2004 compared to the same period of 2005 primarily to fund payments related to bankruptcy.

     On January 23, 2004, the Company entered into a secured credit facility with Wachovia Capital Finance (formerly known as Congress Financial
Corporation), which provided a credit facility of up to $10 million in credit, comprised of a revolving loan facility and letter of credit issuances. Under the revolving loan facility, subject to certain borrowing conditions, the Company could incur revolving loans in an amount up to a borrowing base comprised of a percentage of eligible accounts receivable and inventories and up to $2 million for machinery and equipment. Revolving loans were due and payable in full on
January 23, 2007. The Company was required to meet certain financial covenants, which it was in compliance with at June 30, 2005, that required it to achieve certain EBITDA and that limited future capital expenditures. The interest rate on the

line was prime plus 1% and there was a .5% unused line fee. Substantially all of the assets of the Company were pledged as security for this financing.

          In order to increase the Company's liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its wholly-owned subsidiary,
Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security
Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005. The Loan and Security Agreement with Fifth Third Bank (Chicago) was filed as Exhibit 10.1 to the Company's 8-K filing on July 19, 2005. In conjunction with this new loan facility, the Loan and Security Agreement and certain ancillary documents with
Wachovia Capital Finance, dated January 23, 2004, was terminated. Borrowing under the revolving line of credit is included as short-term borrowings.

          Under the new credit facility, subject to certain borrowing conditions, the Company may incur revolving loans and letter of credit issuances in an amount up to $15 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 6, 2007. The borrowers are required to meet certain covenants, including those which require minimum EBITDA levels, limit leverage and establish debt service requirements.
The interest rate on the line is at prime and there is a .25% unused line fee.
Substantially all of the assets of the borrowers are pledged as security for this financing. At June 30, 2005, the Company had letters of credit for $845000 outstanding for casualty insurance collateral and environmental assurance under the credit facility with an interest rate of 1.5%.

     The Company's high level of debt could have important consequences, including, among others, the following:

o    the inability of the Company's current cash generation level to support future interest and principal payments on the Company's existing indebtedness;

o    inadequate cash for other purposes, such as capital expenditures and the
     Company's other business activities, since the Company may need to use all or most of the operating cash flow to pay principal and interest on its outstanding debt;

o    making it more difficult for the Company to satisfy its contractual obligations;

o    increasing the Company's vulnerability to general adverse economic and industry conditions;

o    limiting the Company's ability to fund future working capital, capital expenditures or other general corporate requirements;

o    placing the Company at a competitive disadvantage compared to the Company's competitors that have less debt relative to their operating scale;

o    limiting the Company's flexibility in planning for, or reacting to, changes in the Company's business and its industry; and

o    limiting, along with the financial and other restrictive covenants in the
     Company's indebtedness, among other things, the Company's ability to borrow additional funds, make acquisitions, dispose of assets or pay cash dividends.

     The Company's liquidity, including its ability to meet its ongoing operational obligations, is dependent upon, among other things, the Company's ability to (i) maintain adequate cash on hand, (ii) generate positive cash flow from operations, (iii) comply with the revolving loan facility, and (iv) achieve profitability. The Company is working to design and implement strategies in efforts to ensure that the Company maintains adequate liquidity.

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

INFLATION

     Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits. Significant portions of raw materials consumed by the Company are various steel alloys. Price increases were experienced beginning in 2004 and in the six months ended June
30, 2005, following stable prices over the past few years. To offset these price increases, the Company began adding material surcharges in March 2004.

     Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

CONTRACTUAL OBLIGATIONS

     The following table summarizes payments due by year for the contractual obligations at June 30, 2005:



                                                                                   After
(In thousands)                Total    2005    2006     2007     2008     2009      2009
                             -------   ----   ------   ------   ------   ------   -------

PBGC Note                    $ 8,750   $ --   $  750   $  750   $  750   $  750   $ 5,750
PA economic agencies notes       890    139      289      305      143       14        --
Operating leases                  51      7       17       16       11       --        --
Revolving line                  5097     --       --    5,097       --       --        --
Letters of credit                769     --       --      769       --       --        --
Environmental liabilities     38,094    803    2,796    2,912    2,022    1,879    27,682
                             -------   ----   ------   ------   ------   ------   -------
Total                        $53,651   $949   $3,852   $9,849   $2,926   $2,643   $33,432
                             =======   ====   ======   ======   ======   ======   =======


     The above table excludes discounts of the long-term debt and environmental liabilities as well as any related interest.

     The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules. A minimum annual funding of $1.4 million is required for environmental liabilities related to
FMRI.

     The revolving line of credit requires immediate repayment from cash receipts. Borrowings can be made as needed, based on availability. The availability at June 30, 2005 was $1,333,000.

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

     On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspects of
FMRI's NRC License. The State of Oklahoma challenged a number of aspects of the
NRC License, including the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. On May 26, 2004, the administrative law judge overseeing the proceeding issued his decision, finding in favor of FMRI and against the State of Oklahoma on all matters under consideration. The State of Oklahoma's ability to appeal the ruling of the administrative law judge expired on June 15, 2004 such that the ruling of the administrative law judge became final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Decommissioning Plan, effectively precluding FMRI from undertaking to commence certain actions required by its NRC
License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC
License required FMRI (i) by September 1, 2004, to commence Phase 1 work of removing certain residue materials ("WIP") from the site and (ii) by March 31,
2006 to complete the removal of the WIP materials, taking into account preparation, scheduling, cost and weather. Realizing its inability to satisfy certain of its NRC License conditions, FMRI timely notified the NRC and commenced discussions with the NRC and third parties with a view to, as soon as possible and subject to available funding, commence and complete Phase 1 remediation. Such negotiations and discussions resulted in an April 13, 2005 amendment to the decommissioning trust that now permits an additional $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan. The amounts of these additional draws are dependent upon the weight of material disposed of offsite at the approved disposal site. Notwithstanding FMRI access to additional funding, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to eliminate the violation of not starting the Phase 1 of the decommissioning plan, in part because certain conditions to the commencement of Phase 1 decommissioning still remains. As a result, FMRI remains in technical violation of its NRC License but did commence Phase 1 decommissioning activities in June 2005. Fansteel can provide no assurance that
FMRI will be able to reach consensus with the NRC and eliminate the existing violations. Notwithstanding FMRI's violations, the obligations of Fansteel with respect to the Muskogee Facility are unchanged and remain limited to Fansteel's obligations to FMRI under the FMRI Notes, as described in the Plan.

     On December 31, 2004, the Company sold its special wire forms operation.
Pursuant to the asset purchase agreement ("APA"), the buyer had until March 1,
2005 to provide a closing statement of the final purchase price. On February 28,
2005, the buyer submitted a closing statement alleging that the Company owed
$480,922 to the buyer. Per the APA, the Company had 30 days from receipt of the closing statement to object, then 20 days thereafter to negotiate a settlement and then submit any unresolved issues to an independent accounting firm for resolution.

By agreement with the buyer, the 30-day objection period was extended for an additional 15 days to April 14, 2005. The Company reviewed the closing statement and on April 14, 2005 issued a Notice of Objection to buyer asserting that buyer owes Fansteel $441,266. Buyer continues to dispute the Company's purchase price calculation. Since a consensual resolution could not be achieved within the timeframe prescribed in the APA, disputed items of $203,000 were submitted to an independent accounting firm. The determination by the independent accounting firm is expected by the end of August 2005. In June 2005, the Company also filed a demand for arbitration to the American Arbitration Association, in accordance with the APA, relating to three items that buyer included as a reduction of
$554,000 in their closing price that the Company contends are not appropriate closing price adjustments The Company can provide no assurance as to the outcome of these arbitration actions and a negative outcome of such dispute could have an adverse effect on the Company. The arbitration will begin shortly, but a timetable has not been established.

     Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Reorganization
Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims. On May 26, 2005, the
Company reached agreement with Zurich American Insurance Company and Zurich
International (Bermuda) Ltd. (collectively, "Zurich") and on April 18, 2005 with
KWELM Management Services Limited on behalf of the Scheme Administrator for
KWELM in an insolvency proceeding under the laws of Great Britain and the Joint
Liquidators for The Bermuda Fire & Marine Insurance Company (collectively,
"KWELM"). Zurich agreed to a settlement providing for a cash settlement payment to the Company of $1.4 million, which was received on June 9, 2005. KWELM agreed to a Notified Scheme Claim totaling $400,000. Cash distributions in respect of the claims would be paid out to the Company in accordance with KWELM's approved
Scheme of Arrangement. The Scheme administrator has represented that Fansteel can anticipate total cash payments equal to approximately 50% -57% of its
Notified Scheme Claim (approximately $200,000 - $228,000). The initial cash distribution from KWELM of $205,874 was received on June 4, 2005. The Department of Justice notified the Company on April 29, 2005 that the NRC and other interested federal agencies did consent to both settlements. The proceeds of the settlements were first used in accordance with the Plan to pay certain professional fees and expenses related to such settlements. The net proceeds from the settlements were allocated in accordance with the Plan and, among other things, resulted in prepayments under the FMRI Notes of $764,000, the FLRI
Primary Note of $111,000 and the ED Note of $147,000 and payments aggregating
$66,000 on account of EPA CERCLA claims.

     In May 2005, a complaint for toxic injuries was filed by Garfield and Susan
Perry against numerous defendants, including Wellman Dynamics, a wholly owned subsidiary of Fansteel Inc., claiming injuries related to exposure to products containing beryllium. The Company's insurance carriers have been notified and are defending the Company. At this time, no estimate of liability exists.

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

     The Plan authorized the issuance of 3,600,000 shares of common stock, $.01 par value, of the Successor Company. The general unsecured creditors received approximately 50% stock ownership. The PBGC received approximately 21% of the common stock being issued in the reorganization as part of the settlement of its claims related to the under-funding of the Company's now-terminated Pension
Plan. The common stockholders of the Predecessor Company received approximately
24% of the newly issued stock. Finally, 5% of the Successor Company's common stock has been set aside in an employees' stock options plan, also approved as part of the confirmation.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first six months of 2005.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS

Exhibit
 Number   Description of Exhibit
-------   ----------------------
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

                                             FANSTEEL INC.
                                             (Registrant)

                                            /s/ Gary L. Tessitore
                                            ------------------------------------
                                            Gary L. Tessitore
                                            Chairman of the Board, President
August 12, 2005                             and Chief Executive Officer

                                            /s/ R. Michael McEntee
                                            ------------------------------------
                                            R. Michael McEntee
                                            Vice President and
August 12, 2005                             Chief Financial Officer

