Form 10-Q
period 2005-09-30
FANSTEEL INC
filed 2005-11-14
CIK 34471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

>From _________________ to _________________

                          Commission File Number 1-8676

                                  FANSTEEL INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                              36-105870
-------------------------------                              -------------------
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

            Class                                Outstanding at November 1, 2005
----------------------------                     -------------------------------
Common Stock, $.01 par value                            3,420,000 shares

                                  FANSTEEL INC.

                                FORM 10-Q - INDEX
                               September 30, 2005

                                                                        Page No.
                                                                        --------

PART I.        FINANCIAL INFORMATION

Item 1         Financial Statements:

               Consolidated Statement of Operations (unaudited)-
               Three months ended September 30, 2005, three months
               ended September 30, 2004, nine months ended September
               30, 2005, eight months ended September 30, 2004
               (Successor Company), and one month ended January 23,
               2004 (Predecessor Company)                                  3-4

               Consolidated Balance Sheet - September 30, 2005
               (unaudited) and December 31, 2004                           5-6

               Consolidated Statement of Cash Flows (unaudited) -
               Nine months ended September 30, 2005, eight months
               ended September 30, 2004 (Successor Company), and one
               month ended January 23, 2004 (Predecessor Company)           7

               Notes to Unaudited Consolidated Financial Statements       8-23

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        24-32

Item 3         Quantitative and Qualitative Disclosures About Market
               Risk                                                        32

Item 4         Controls and Procedures                                    32-33

PART II.       OTHER INFORMATION

Item 1         Legal Proceedings                                          33-34

Item 2         Unregistered Sales of Equity Securities and Use of
               Proceeds                                                    35

Item 3         Defaults Upon Senior Securities                             35

Item 4         Submission of Matters to a Vote of Security Holders         35

Item 5         Other Information                                           35

Item 6         Exhibits                                                    35

Signatures                                                                 36

Exhibit 31.1   Certifications- Gary L. Tessitore                           37
Exhibit 31.2   Certifications- R. Michael McEntee                          38
Exhibit 32.1   Certification                                               39

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  Fansteel Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                         Successor Company
                                                   -----------------------------
                                                       Three           Three
                                                       Months         Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        2005           2004
                                                   -------------   -------------

Net Sales                                           $13,205,621     $13,312,397

Cost and Expenses
   Cost of products sold                             11,563,269      10,880,619
   Selling, general and administrative                1,525,158       1,909,866
                                                    -----------     -----------
                                                     13,088,427      12,790,485
                                                    -----------     -----------

Operating Income                                        117,194         521,912

Other Expense
   Interest expense                                    (494,613)       (224,645)
   Other                                                (14,153)         (4,838)
                                                    -----------     -----------
                                                       (508,766)       (229,483)
                                                    -----------     -----------

 Income (Loss) from Continuing Operations Before
   Reorganization Items and Income Taxes               (391,572)        292,429

Reorganization items                                    (18,000)        (17,999)
                                                    -----------     -----------

Income (Loss) from Continuing Operations Before
   Income Taxes                                        (409,572)        274,430
Income Tax Provision (Benefit)                               --              --
                                                    -----------     -----------
Net Income (Loss) from Continuing Operations           (409,572)        274,430
Loss from Discontinued Operations                      (649,145)     (1,234,775)
                                                    -----------     -----------
Net Loss                                            $(1,058,717)    $  (960,345)
                                                    ===========     ===========

Weighted Average Number of Common Shares
    Outstanding                                       3,420,000       3,420,000
Basic and Diluted Net Income (Loss) per Share(a)
   Continuing operations                            $     (0.12)    $      0.08
   Discontinued operations                                (0.19)          (0.36)
                                                    -----------     -----------
   Net loss                                         $     (0.31)    $     (0.28)
                                                    ===========     ===========

----------
(a)  Basic earnings per share and diluted earnings per share are the same.

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                   Predecessor
                                                         Successor Company           Company
                                                   -----------------------------   -----------
                                                        Nine           Eight           One
                                                       Months         Months          Month
                                                       Ended           Ended          Ended
                                                   September 30,   September 30,   January 23,
                                                        2005           2004           2004
                                                   -------------   -------------   -----------

Net Sales                                           $41,080,314     $39,600,726    $ 2,695,857

Cost and Expenses
   Cost of products sold                             34,501,437      31,571,214      2,381,551
   Selling, general and administrative                5,004,014       5,047,892        492,141
                                                    -----------     -----------    -----------
                                                     39,505,451      36,619,106      2,873,692
                                                    -----------     -----------    -----------

Operating Income (Loss)                               1,574,863       2,981,620       (177,835)
Other Income (Expense)
   Interest expense                                    (954,323)       (524,628)       (43,977)
   Other                                                (26,422)         25,571         (7,198)
                                                    -----------     -----------    -----------
                                                       (980,745)       (499,057)       (51,175)
                                                    -----------     -----------    -----------

Income (Loss) from Continuing Operations Before
    Reorganization Items and Income Taxes               594,118       2,482,563       (229,010)
Reorganization items
   Professional fees                                         --        (347,746)      (333,289)
   US trustee fees                                      (54,000)        (88,250)            --
                                                    -----------     -----------    -----------
                                                        (54,000)       (435,996)      (333,289)
Fresh Start Adjustments                                      --              --     43,455,000
Gain on Debt Discharge                                       --              --     15,048,000
                                                    -----------     -----------    -----------
Income From Continuing Operations Before
   Income Tax                                           540,118       2,046,567     57,940,701
Income Tax Provision (Benefit)                               --              --             --
                                                    -----------     -----------    -----------
Net Income from Continuing Operations                   540,118       2,046,567     57,940,701
Loss from Discontinued Operations                    (1,433,437)     (2,357,142)      (108,758)
                                                    -----------     -----------    -----------
Net Income (Loss)                                   $  (893,319)    $  (310,575)   $57,831,943
                                                    ===========     ===========    ===========

Weighted Average Number of Common Shares
    Outstanding                                       3,420,000       3,420,000      8,698,858
Basic and Diluted Net Income (Loss) per Share(a)
   Continuing operations                            $      0.16     $      0.60    $      6.66
   Discontinued operations                                (0.42)          (0.69)         (0.01)
                                                    -----------     -----------    -----------
   Net income (loss)                                $     (0.26)    $     (0.09)   $      6.65
                                                    ===========     ===========    ===========

----------
(a)  Basic earnings per share and diluted earnings per share are the same.

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                           Consolidated Balance Sheet

                                                            September 30,   December 31,
                                                                 2005           2004
                                                            -------------   ------------
                                                             (Unaudited)

ASSETS
Current assets
   Cash and cash equivalents                                 $ 1,185,051     $     7,597
   Restricted cash                                                    --         394,034
   Accounts receivable, less allowance of $434,000 at
   September 30, 2005 and $541,000 at December 31, 2004        9,043,358       7,668,678
   Inventories
      Raw material and supplies                                1,079,511       1,134,049
      Work-in process                                          4,519,558       3,212,009
      Finished goods                                             558,100         452,420
                                                             -----------     -----------
         Total inventories                                     6,157,169       4,798,478
                                                             -----------     -----------
   Other assets - current                                        820,009       1,509,106
                                                             -----------     -----------
Total current assets                                          17,205,587      14,377,893
                                                             -----------     -----------

Property, plant and equipment
   Land                                                        1,084,419       1,084,419
   Buildings                                                   4,784,363       4,784,363
   Machinery and equipment                                     4,894,555       4,581,726
                                                             -----------     -----------
                                                              10,763,337      10,450,508
   Less accumulated depreciation                               1,840,984       1,037,215
                                                             -----------     -----------
      Net property, plant and equipment                        8,922,353       9,413,293
                                                             -----------     -----------

Other assets
   Deposits                                                    5,769,837       5,753,141
   Reorganization value in excess of amounts allocable to
      identified assets                                       12,893,734      12,893,734
   Property held for sale                                      1,327,500       2,447,500
   Other                                                         193,597         121,649
                                                             -----------     -----------
      Total other assets                                      20,184,668      21,216,024
                                                             -----------     -----------
                                                             $46,312,608     $45,007,210
                                                             ===========     ===========

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                           Consolidated Balance Sheet

                                                         September 30,   December 31,
                                                             2005            2004
                                                         -------------   ------------
                                                          (Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities
   Current liabilities
      Accounts payable                                    $ 3,932,456     $ 6,025,129
      Accrued liabilities                                   5,370,827       6,554,494
      Short-term borrowings                                 9,170,756       4,108,457
      Current maturities of long-term debt                  2,452,604       1,549,175
                                                          -----------     -----------
         Total current liabilities                         20,926,643      18,237,255
                                                          -----------     -----------
   Long-term debt                                           5,190,049       4,933,038
                                                          -----------     -----------
   Other liabilities - environmental remediation           24,533,323      25,276,826
                                                          -----------     -----------
Total liabilities                                          50,650,015      48,447,119
                                                          -----------     -----------

Shareholders' deficit
   Common stock, par value $0.01; Authorized 3,600,000
      shares, issued and outstanding 3,420,000 shares          34,200          34,200
   Capital in excess of par value                             296,314         296,314
   Accumulated deficit                                     (4,654,284)     (3,760,965)
   Other comprehensive income
      Foreign currency translation                            (13,637)         (9,458)
                                                          -----------     -----------
         Total other comprehensive income                     (13,637)         (9,458)
                                                          -----------     -----------
   Total shareholders' deficit                             (4,337,407)     (3,439,909)
                                                          -----------     -----------
Total liabilities and shareholders' deficit               $46,312,608     $45,007,210
                                                          ===========     ===========

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                      Predecessor
                                                                           Successor Company            Company
                                                                     -----------------------------   ------------
                                                                      Nine Months        Eight         One Month
                                                                         Ended        Months Ended       Ended
                                                                     September 30,   September 30,    January 23,
                                                                          2005            2004           2004
                                                                     -------------   -------------   ------------

Cash Flows From Operating Activities:
   Net income (loss)                                                  $  (893,319)    $  (310,574)   $ 57,831,943
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
         Depreciation and amortization                                    780,198         747,435          72,994
         Fresh start adjustments                                               --              --     (43,455,000)
         Gain on discharge of debt                                             --              --     (15,048,000)
         Loss from discontinued operations                              1,433,437       2,357,142         108,758
         Gain from disposals of property, plant and equipment                  --         (32,917)             --
         Change in assets and liabilities:
            Increase in accounts receivable                            (1,035,028)     (1,840,528)       (321,198)
            Decrease in income tax refunds receivable                          --          61,700              --
            Increase in inventories                                    (1,358,691)       (258,113)       (280,153)
            Decrease (increase) in other assets - current                 682,495        (859,569)         79,568
            Decrease in accounts payable and
               accrued liabilities                                     (2,607,598)     (2,310,930)       (104,217)
            Increase in liabilities subject to compromise                      --              --         300,000
            Increase (decrease) in income taxes payable                     5,595         (17,650)             --
            (Increase) decrease in other assets                           (82,952)        297,104             765
                                                                      -----------     -----------    ------------
               Net cash used in operating activities                   (3,075,863)     (2,166,900)       (814,540)
                                                                      -----------     -----------    ------------
Cash Flows From Investing Activities:
   Decrease (increase) in restricted cash                                 394,034        (318,426)        379,457
   Proceeds from sale of property, plant and equipment                         --          34,000
   Capital expenditures                                                  (312,829)        (22,620)         (3,155)
                                                                      -----------     -----------    ------------
               Net cash provided by (used in) investing activities         81,205        (307,046)        376,302
                                                                      -----------     -----------    ------------
Cash Flows From Financing Activities:
   Proceeds from short-term borrowing                                   5,534,815       4,451,287              --
   Payments on long-term debt                                            (204,247)       (229,358)             --
                                                                      -----------     -----------    ------------
               Net cash provided by financing activities                5,330,568       4,221,929              --
                                                                      -----------     -----------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents
   From Continuing Operations                                           2,335,910       1,747,983        (438,238)
Cash Flows From Discontinued Operations                                (1,158,456)     (2,310,933)        147,819
                                                                      -----------     -----------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents                    1,177,454        (562,950)       (290,419)
Cash and Cash Equivalents at Beginning of Period                            7,597         999,787       1,290,206
                                                                      -----------     -----------    ------------

Cash and Cash Equivalents at End of Period                            $ 1,185,051     $   436,837    $    999,787
                                                                      ===========     ===========    ============

                 See Notes to Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

     The consolidated financial statements as of and for the periods ending
September 30, 2005, September 30, 2004, and January 23, 2004 of Fansteel Inc.
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

                                                                                     Predecessor
                                                    Successor Company                  Company
                                         ---------------------------------------   ---------------
                                             Nine Months         Eight Months      One Month Ended
                                                Ended                Ended           January 23,
                                         September 30, 2005   September 30, 2004         2004
                                         ------------------   ------------------   ---------------

(Dollars in millions, except for
earnings per-share)

Net income (loss) as reported                $(893,319)           $(310,575)         $57,831,943

Deduct: Total stock based compensation
   expense determined under the fair
   value based method, net of related
   tax effect                                       --                   --                   --
                                             ---------            ---------          -----------
Pro forma - net income (loss)                $(893,319)           $(310,575)         $57,831,943
                                             =========            =========          ===========

Basic/diluted income (loss) per share
   As reported                               $   (0.26)           $   (0.09)         $      6.65
                                             =========            =========          ===========
   Pro forma                                 $   (0.26)           $   (0.09)         $      6.65
                                             =========            =========          ===========

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

     Pursuant to the Plan, FMRI could draw up to $2 million from an existing decommissioning trust established in accordance with the Amended Decommissioning
Trust Agreement with the

NRC. The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million and provided certain terms and conditions are satisfied.
Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the
Trust. On April 13, 2005, the decommissioning trust was amended, with the consent of the NRC, to allow additional draws of up to $2,500,000 to be drawn by
FMRI to complete Phase 1 of the decommissioning plan. The amounts of these additional draws are dependent upon, among other things, the weight of material disposed of offsite at the approved disposal site. In the second quarter of
2005, FMRI drew an additional $500,000 from the Trust. In the third quarter of
2005, FMRI drew an additional $1,160,000 from the Trust. In the third quarter
2005, Fansteel prepaid $768,000 to FMRI from net insurance proceeds, which FMRI used to reduce amounts owing to the Trust.

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
In addition, the Company was obligated to issue and deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of
$700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. On December 31, 2004, the City did notify
NCI that it was exercising its option. On March 7, 2005, NCI sold the real property

to the City, transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. The NCI Notes (including the obligation to issue a contingent note) were canceled, and the City entered into a six-month lease with monthly renewals at the same terms with Fansteel Inc. with respect to portions of the
North Chicago Facility. In July, 2005 Fansteel prepaid $147,000 to the outstanding note issued to the EPA from net insurance proceeds received.

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

                                    Predecessor                                     Successor
                                      Company                                        Company
                                    January 23,   Reorganization    Fresh Start    January 23,
                                        2004        Adjustments     Adjustments       2004
                                    -----------   --------------   -------------   -----------

Current assets:
   Cash                               $   702     $    298(a)(b)    $    --          $ 1,000
   Restricted cash                     12,998      (12,998)(a)           --               --
   Accounts receivable                  8,352         (341)(b)           --            8,011
   Inventories                          5,652           --              751(c)         6,403
   Other assets - current                 921         (166)(d)           --              755
                                      -------     --------          -------          -------
Total current assets                   28,625      (13,207)             751           16,169
                                      -------     --------          -------          -------
Net property, plant & equipment        10,133           --            2,888(e)        13,021
Reorganization value in excess of
   amounts allocable to
   identifiable assets                     --           --           12,894(f)        12,894
Other assets - long term                9,275           --             (664)(g)        8,611
                                      -------     --------          -------          -------
Total assets                          $48,033     $(13,207)         $15,869          $50,695
                                      =======     ========          =======          =======

Current liabilities
   Accounts payable                   $ 6,111     $    317(h)       $    --          $ 6,428
   Accrued liabilities                  8,412          892(h)            --            9,304
   Accrued income taxes                     9          328(h)            --              337
   Short-term borrowings                   --        2,650(a)            --            2,650

   Current maturities of
      Long-term debt                                 24       1,055(h)             --           1,079
                                               --------    --------         ---------         -------
   Total current liabilities                     14,556       5,242                --          19,798
                                               --------    --------         ---------         -------
   Long-term debt                                    42       9,775(h)         (4,474)(i)       5,343
   Environmental remediation                      1,174      47,168(j)        (23,112)(j)      25,230
   Liabilities subject to
      compromise                                 90,440     (90,440)(k)            --              --
   Shareholders' equity  (deficit)              (58,179)     15,048            43,455             324
                                               --------    --------         ---------         -------
   Total liabilities and equity                $ 48,033    $(13,207)        $  15,869         $50,695
                                               ========    ========         =========         =======

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

                                                                        Predecessor
                                              Successor Company           Company
                                        -----------------------------   -----------
                                         Nine Months    Eight Months     One Month
                                            Ended           Ended          Ended
                                        September 30,   September 30,   January 23,
                                             2005           2004           2004
                                        -------------   -------------   -----------

Numerator:
Net income (loss)                        $ (893,319)     $ (310,575)    $57,831,943
Denominator:
   Denominator for basic earnings
   per share- weighted average shares     3,420,000       3,420,000       8,698,858
Effect of dilutive securities
   Employee stock options                        --              --              --
   Employee restricted stock                     --              --              --
                                         ----------      ----------     -----------
Dilutive potential common shares          3,420,000       3,420,000       8,698,858
                                         ==========      ==========     ===========
Basic earnings per share                 $    (0.26)     $    (0.09)    $      6.65
                                         ==========      ==========     ===========
Diluted earnings per share               $    (0.26)     $    (0.09)    $      6.65
                                         ==========      ==========     ===========

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

     During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility. Pursuant to the Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility (see Note 3). In December 2003,
the NRC approved the issuance of an amended NRC License and related decommissioning plan to FMRI. At December 31, 2004, the liability for the environmental remediation decreased from $41.6 million to $37.2 million due to planned spending for remediation, safety and security and the recorded discounted liability, using a discount rate of 11.3%, was $19.8 million. At
September 30, 2005, the gross estimated liability was $36.0 million and the recorded discounted liability, using a discount rate of 11.3%, was $20.3 million. In June 2005, and August 2005, the Company received insurance recoveries from its insurers of which $764,000 and $4,000, respectively, of net insurance recoveries were allocated for a prepayment of the inter-company FMRI
$30.6 million note, which in turn was used to reduce its borrowing from the
Decommissioning Trust.

     In September 2000, the EPA issued a unilateral administrative order under
Section 106 of CERCLA requiring the Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site"). The Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003. The proposed remedial actions at the North Chicago Facility were estimated to cost $2.17 million, for which a liability was recorded at January
23, 2004. At December 31, 2004, the gross estimated liability was $2.0 million and the recorded

discounted liability, using a discount rate of 11.3%, was $1.7 million. On March
7, 2005, NCI sold the real property to the City, transferred the proceeds of
$1,400,000 received from the City to the EPA and the Company delivered to the
EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. At September 30, 2005, the gross estimated liability was $0.5 million and the recorded discounted liability, using a discount rate of 11.3%, was $0.4 million. In June 2005, the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a prepayment of the note delivered to the
EPA.

     The Lexington Facility was constructed in 1954 and ceased operations in
2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility. To
Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare. In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that Fansteel submit a plan for further characterization of the facility. Fansteel submitted a letter to the KNREPC in June 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Plan now owns the
Lexington facility. FLRI anticipates implementing the Site Characterization Plan in 2006 and has estimated $1.78 million to perform the remedial activities and a liability in that amount was recorded at January 23, 2004. At December 31, 2004 the gross estimated liability was $1.6 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.2 million. At September 30,
2005, the gross estimated liability was $1.4 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.1 million. In June 2005, the
Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company
FLRI $1.78 million note.

     The buildings at the former Waukegan Facility have been demolished and only foundations remain. As part of the Predecessor Company's environmental audit, soil and groundwater samples were collected in 1998, which revealed the presence of petroleum and PCBs in the soils and groundwater. While the contamination does not pose an imminent threat to health, safety or welfare, remediation will be required to satisfy the Illinois Environmental Protection Agency Tiered Approach
to Corrective Action Objectives, ("TACO") cleanup standards. The Company estimated that the cost to remediate the site to achieve TACO standards will be
$1.25 million, for which a liability was recorded at January 23, 2004. On June
29, 2004, WI sold its only asset consisting of land in Waukegan, IL, for
$100,000 in cash and the assumption by the buyer of all environmental remediation of the site. The estimated cost of remediation was $1,250,000 to be expended within 9 years. Fansteel Inc. was to fund the cleanup through an unsecured note payable to WI maturing on December 31, 2012. WI was a 100% owned special purpose subsidiary organized as part of the plan of reorganization that was effective January 23, 2004 for the purpose of environmental remediation of the property owned in Waukegan, Illinois. In connection with the sale of this property, the buyer provided a standby letter of credit for $1,250,000 as financial assurance to the City of Waukegan for remediation. As part of the sale, the Department of Justice on behalf of the U.S. Government, pursuant to a settlement agreement, agreed to the buyer's assumption of all of the environmental obligations of WI and the cancellation of the note payable from Fansteel Inc. to WI. In the second quarter 2004, a gain of $773,000 was recognized due to the elimination of the environmental liabilities on the site as part of the sale.

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

     Discontinued operations reported losses of $1,433,000 for the nine months ended September 30, 2005, $2,357,000 for the eight months ended September 30,
2004, and $109,000 for the one month ended January 23, 2004. Income from net insurance recoveries received in June 2005 and August 2005 of $1.2 million was included in discontinued results. The losses for the nine months ended September
30, 2005 and eight months ended September 30, 2004 relate primarily to the amortization of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan. The losses for the nine months ended
September 30, 2005 also included losses from the sale of the North Chicago Inc.
property and charges from the Washington IA facility. Results for the eight months ended September 30, 2004 included losses from operations of $599,000 from the Washington Manufacturing facility, which was sold on December 31, 2004. For the one month ended January 23, 2004, the $109,000 loss was from Washington
Manufacturing operations, which was discontinued at December 31, 2004.

NOTE 7 - OTHER ENVIRONMENTAL REMEDIATION

     Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA
Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by
Wellman. Wellman has estimated that the cost for conducting the RFI/CMS will be
$2,147,000 from 2004 to 2009. At December 31, 2004 the gross estimated liability was $2.1 million and the recorded discounted liability, using a discount rate of
11.3%, was $1.6 million. At September 30, 2005 the gross estimated liability was
$2.1 million and the recorded discounted liability, using a discount rate of
11.3%, was $1.7 million.

     Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand. It is anticipated, based upon recent projections by third party consultants, that Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2004 and September 30, 2005 was
$445,000 and $482,000, respectively.

     In October 2000, Fansteel provided the Iowa Department of Health (the
"IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site. The IDPH required Wellman to perform a Risk
Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment. Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment. Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill. However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time. The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2004 and
September 30, 2005 was $422,000 and $457,000, respectively.

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
The Company was required to meet certain financial covenants that required it to achieve certain EBITDA and that limited future capital expenditures, which it was in compliance. The interest rate on the line was prime plus 1% and there was a .5% unused line fee. Substantially all of the assets of the Company were pledged as security for this financing.

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
Substantially all of the assets of the borrowers are pledged as security for this financing. At September 30, 2005 the Company has letters of credit of
$846,000 for casualty insurance collateral and environmental assurance with an interest rate of 1.5%.

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

     At September 30, 2005 the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $21.0 million that expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards as the net operating loss carry-forwards are not anticipated to be realized before expiration.

NOTE 10 - BUSINESS SEGMENTS

     The Company is a manufacturer of engineered metal components used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, and plumbing and electrical hardware industries. For financial reporting purposes, the Company classifies its products into the following two business segments; Advanced Structures, which produces aluminum and

magnesium sand castings and Industrial Metal Components, which produces powdered metal components and investment castings. The Company's business segments offer different products and services and have separate management teams and infrastructures. Financial information concerning the Company's segments for the periods ended September 30, 2005, September 30, 2004 and January 23, 2004 is as
follows:

                                                                 Predecessor
                                       Successor Company           Company
                                 -----------------------------   -----------
                                  Nine Months     Eight Months    One Month
                                     Ended           Ended          Ended
                                 September 30,   September 30,   January 23,
                                      2005            2004          2004
                                 -------------   -------------   -----------
NET SALES
   Advanced Structures            $22,827,323     $16,730,414    $  926,011
   Industrial Metal Components     18,252,991      22,870,312     1,769,846
                                  -----------     -----------    ----------
Total Net Sales                   $41,080,314     $39,600,726    $2,695,857
                                  ===========     ===========    ==========

OPERATING INCOME (LOSS):
   Advanced Structures            $ 1,688,060     $    19,148    $ (329,169)
   Industrial Metal Components       (113,197)      2,962,472       151,334
                                  -----------     -----------    ----------
Total Operating Income (Loss)     $ 1,574,863     $ 2,981,620    $ (177,835)
                                  ===========     ===========    ==========

     The identifiable assets at September 30, 2005 and December 31, 2004 are as follows:

                                  NINE MONTHS    TWELVE MONTHS
                                     ENDED           ENDED
                                 SEPTEMBER 30,    DECEMBER 31,
                                      2005            2005
                                 -------------   -------------
IDENTIFIABLE ASSETS
   Advanced Structures            $13,335,641     $11,695,093
   Industrial Metal Components      9,247,405       9,450,631
   Corporate / Discontinued        23,729,562      23,861,486
                                  -----------     -----------
Total Assets                      $46,312,608     $45,007,210
                                  ===========     ===========

     Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

                                                                     Predecessor
                                           Successor Company           Company
                                     -----------------------------   -----------
                                      Nine Months     Eight Months    One Month
                                         Ended           Ended          Ended
                                     September 30,   September 30,   January 23,
                                          2005            2004           2004
                                     -------------   -------------   -----------
DEPRECIATION AND AMORTIZATION:
   Advanced Structures                  $231,001       $  226,619      $17,780
   Industrial Metal Components           548,733          520,816       55,214
   Corporate/Discontinued                 24,035          260,358       14,972
                                        --------       ----------      -------
Total depreciation and amortization     $803,769       $1,007,793      $87,966
                                        ========       ==========      =======

CAPITAL EXPENDITURES:
   Advanced Structures                  $159,687       $       --      $    --
   Industrial Metal Components           135,796           22,620        3,155
   Corporate/Discontinued                 17,346           47,389           --
                                        --------       ----------      -------
Total capital expenditures              $312,829       $   70,009      $ 3,155
                                        ========       ==========      =======

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

     The Company emerged from Chapter 11 protection during its first quarter financial reporting period of 2004. For financial statement purposes, the
Company's results of operations and cash flows have been separated before and after the Effective Date due to the change in basis of accounting in the underlying assets and liabilities resulting from application of fresh start accounting. To facilitate a meaningful comparison of the Company's performance, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the nine months ended September 30, 2004 represent the mathematical addition of the historical amounts for the Predecessor Company for the one-month ended
January 23, 2004 and the Successor Company for the eight months ended September
30, 2004. Management believes that a combined discussion of Predecessor Company and Successor Company periods is reasonable and appropriate because there were no material adjustments to the presented items other than depreciation, amortization and interest expense resulting from adoption of fresh start reporting.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto.

2005 THIRD QUARTER AS COMPARED TO 2004 THIRD QUARTER

Net Sales

     The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

                                 Third Quarter   Third Quarter
                                      2005            2004
                                 -------------   -------------
Net Sales
   Advanced Structures            $ 7,828,830     $ 5,324,706
   Industrial Metal Components      5,376,791       7,987,691
                                  -----------     -----------
                                  $13,205,621     $13,312,397
                                  ===========     ===========

     Consolidated net sales for the third quarter 2005 decreased by $107,000, or
0.8%, compared to the third quarter 2004.

     The Advanced Structures' net sales for the third quarter 2005 increased by
$2.5 million, or 47%, over the third quarter 2004. This increase resulted from higher sales of missile and helicopter components, as well as increased sales of private jet aircraft parts.

     The Industrial Metal Components' net sales for the third quarter 2005 decreased $2.6 million, or 33%, due primarily to the loss, in the fourth quarter of 2004, of a portion of this segment's largest customer's casting business related to truck engine components. This business was converted to a different manufacturing process not within the Company's capabilities. Net sales of powdered metal components decreased 7%, as the automotive market slowed.

Operating Income

     The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:

                                 Third Quarter   Third Quarter
                                      2005            2004
                                 -------------   -------------
Operating Income
   Advanced Structures             $ 448,816       $(335,316)
   Industrial Metal Components      (331,622)        857,228
                                   ---------       ---------
                                   $ 117,194       $ 521,912
                                   =========       =========

     Operating income of $117,000 for the third quarter 2005 decreased $405,000 from operating income of $522,000 in the third quarter 2004. Income decreased due to product mix, and the lower volume of high margin investment casting business. This decrease was partially offset by significant increased volume of lower margin sand casting sales.

     Operating income of $449,000 in the Advanced Structures segment for the third quarter 2005 improved from the operating loss of $335,000 in the third quarter 2004. This improvement was due primarily to higher volume as well as price increases on some lower margin products.

     Operating loss of $332,000 in the Industrial Metal Components segment for the third quarter 2005 decreased by $1,189,000, as compared with operating income of $857,000 in the third quarter 2004. The decreased shipments to its largest customer had a negative impact on operating income in this business segment, as well as for the Company overall.

Other Expenses

     The following table sets forth the combined other expenses of the Company included in the consolidated statement of operations:

                       Third Quarter   Third Quarter
                            2005            2004
                       -------------   -------------
Other expenses
   Interest expenses     $(494,613)      $(224,645)
   Other                   (14,153)         (4,838)
                         ---------       ---------
                         $(508,766)      $(229,483)
                         =========       =========

     Interest expense increased $270,000 in the third quarter 2005 compared to the third quarter 2004 due primarily to the termination fee of $200,000 paid to
Wachovia Credit as part of the refinancing with Fifth Third Bank, as well as increased borrowing outstanding.

Reorganization Items

     The third quarter 2005 and 2004 reorganization expenses were $18,000, related to US Trustee Fees.

Discontinued Operations

     Discontinued operations reported a loss of $649,000 in the third quarter
2005 compared to a loss of $1,235,000 in the third quarter 2004. The major cost items were the accretion of discounted environmental liabilities from the
Company's special purpose subsidiaries and the note payable to the Pension
Benefit Guarantee Corporation. This was partially offset by the favorable arbitration ruling regarding the valuation of the sale of Washington
Manufacturing. The loss in the third quarter 2004 related to the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and the pension note for the Pension Plan, as well as operating losses of $272,000 related to the special wire forms operation that was sold in
December 2004.

Income taxes

     No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and deferred tax assets.

Net Income (Loss)

     A net loss of $1,059,000 was reported in the third quarter 2005 compared with a net loss of $960,000 for the third quarter of 2004.

2005 NINE MONTHS AS COMPARED TO 2004 NINE MONTHS

Net Sales

     The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

                                  Nine months     Nine months
                                     ended           ended
                                 September 30,   September 30,
                                      2005            2004
                                 -------------   -------------
Net Sales
   Advanced Structures            $22,827,323     $17,656,425
   Industrial Metal Components     18,252,991      24,640,158
                                  -----------     -----------
                                  $41,080,314     $42,296,583
                                  ===========     ===========

     Consolidated net sales for the nine months ended September 30, 2005 were 3%
lower than the same period in 2004.

     Net sales for Advanced Structures for the nine months ended September 30,
2005 were $5.2 million, or 29% higher, compared to the nine months ended
September 30, 2004. This improvement is attributed to increased sales of missile and helicopter components, private jet aircraft parts, and price increases implemented in 2005.

     The Industrial Metal Components' net sales for the nine months ended
September 30, 2005 decreased $6.4 million, or 26%, compared with the nine months ended September 30, 2004. Net sales of investment castings decreased by $6.7 million, or 42%, due primarily to the loss of a major portion of the investment casting business for truck engine components in the fourth quarter of 2004. This business was converted to a different manufacturing process not within the
Company's capabilities. Net sales of powdered metal components improved 4% due to an increase in the hardware and the lawn and garden product lines. These gains were partially offset by declines in sales of automotive and truck parts.

Operating Income (Loss)

     The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:

                                  Nine months     Nine months
                                     ended           ended
                                 September 30,   September 30,
                                      2005            2004
                                 -------------   -------------
Operating Income (Loss)
   Advanced Structures            $1,688,060      $ (310,021)
   Industrial Metal Components      (113,197)      3,113,806
                                  ----------      ----------
                                  $1,574,863      $2,803,785
                                  ==========      ==========

     Operating income of $1.6 million for the nine months ended September 30,
2005 decreased by $1.2 million compared to the nine months ended September 30,
2004, due primarily to the lower sales volume, higher material costs, and product mix.

     Operating income of $1,688,000 in the Advanced Structures segment for the nine months ended September 30, 2005 improved from an operating loss of $310,000 for the nine months ended September 30, 2004. This improvement is due to higher sales volume, notably in helicopter and missile components, and price increases on several parts.

     An operating loss of $113,000 in the Industrial Metal Components segment for the nine months ended September 30, 2005 decreased $3.2 million compared to operating income of $3,114,000 for the nine months ended September 30, 2004. The majority of this decline is attributable to the decrease in investment casting sales and higher material costs. The powdered metal operation operating income declined in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, due to product mix and higher material costs.

Other Income (Expenses)

     The following table sets forth the combined other income (expense) of the
Company included in the consolidated statement of operations:

                          Nine months     Nine months
                             ended           ended
                         September 30,   September 30,
                              2005            2004
                         -------------   -------------
Other income (expense)
   Interest expenses       $(954,323)      $(568,605)
   Other                     (26,422)         18,373
                           ---------       ---------
                           $(980,745)      $(550,232)
                           =========       =========

     Other expense increased $431,000 in the nine months ended September 30,
2005 compared to the nine months ended September 30, 2004, as interest expense was higher due to termination fees of $200,000 related to the refinancing to
Fifth Third Bank from Wachovia Credit, as well as increased borrowing.

Reorganization Items

     For the nine months ended September 30, 2005 reorganization expenses related to bankruptcy were $54,000, as compared to $769,000 for the nine months ended September 30, 2004. The Company emerged from Chapter 11 on January 23,
2004. The higher reorganization costs in 2004 were the result of professional fees related to the bankruptcy.

Discontinued Operations

     Discontinued operations reported a loss of $1,433,000 in the nine months ended September 30, 2005 and a loss of $2,466,000 in the nine months ended
September 30, 2004. The loss in 2005 was lower than the prior year due to insurance settlements offset by additional costs for closing the North Chicago sale. The loss in 2004 relates to the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and operating losses from Washington Mfg of $707,000. These were reduced by a gain of $773,000 from the sale of the land owned by special purpose subsidiary Waukegan Inc. and assumption by the buyer of the related environmental liabilities at the site.

Income taxes

     No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

     The net loss for the nine months ended September 30, 2005 was $893,000. Net income of $57,521,000 for the nine months ended September 30, 2004 included a
$15,048,000 gain from the discharge of debt under the Plan and a $43,455,000 gain from the adoption of fresh start accounting.

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2005, the Company had cash of $1,185,000 compared to
$8,000 of cash on December 31, 2004. Cash increased $2,336,000 from continuing operations and decreased $1,159,000 from discontinued operations.

Operating Activities

     During the first nine months of 2005, operating activities consumed
$3,076,000 of cash, as compared to $2,981,000 for the first nine months of 2004.
The significant use of cash relates to a reduction in accounts payable for payments made for professional fees.

Investing Activities

     Investing activities provided $81,000 for the nine months ended September
30, 2005, as compared to $69,000 for the nine months ended September 30, 2004, due primarily to the receipt of restricted cash from preference actions as part of the Plan of Reorganization. Reducing this receipt of cash in the first nine months of 2005 was an increase in capital expenditures of $287,000 compared to the nine months ended September 30, 2004.

Financing Activities

     Financing activities provided $5,331,000 for the first nine months ended
September 30, 2005, as compared to $4,222,000 for the nine months ended
September 30, 2004, with an increase in borrowing from the revolving line of credit to fund operations.

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

     In order to increase the Company's liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its wholly-owned subsidiary,
Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security
Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005. The Loan and Security Agreement with Fifth Third Bank (Chicago) was filed as Exhibit 10.1 to the Company's 8-K filing on July 19, 2005. In conjunction with this new loan facility, the Loan and Security Agreement and certain ancillary documents with
Wachovia Capital Finance, dated January 23, 2004, were terminated.

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
Substantially all of the assets of the borrowers are pledged as security for this financing. At September 30, 2005, the Company had letters of credit for
$846,000 outstanding for casualty insurance collateral and environmental assurance under the credit facility with an interest rate of 1.5%. Borrowing under the revolving line of credit is included as short-term borrowings.

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

     Excess reorganization value represents the excess of the Successor
Company's enterprise value over the aggregate fair value of the Company's tangible and identifiable intangible assets and liabilities at the balance sheet date. Excess reorganization value is not amortized, however, it is evaluated at a minimum annually or when events or changes occur that suggest impairment in carrying value. The Company anticipates completing the evaluation in the fourth quarter 2005.

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

INFLATION

     Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits. Significant portions of raw materials consumed by the Company are various steel alloys. Price increases were experienced beginning in 2004 and in the nine months ended
September 30, 2005, following stable prices over the past few years. To offset these price increases, the Company began adding material surcharges in March
2004.

     Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

CONTRACTUAL OBLIGATIONS

     The following table summarizes payments due by year for the contractual obligations at September 30, 2005:

                                                                                      After
(In thousands)                Total     2005     2006      2007     2008     2009      2009
                             -------   ------   ------   -------   ------   ------   -------

PBGC Note                    $ 8,750   $   --   $  750   $   750   $  750   $  750   $ 5,750
PA economic agencies notes       821       70      289       305      143       14        --
Operating leases                 314       30      125       148       11       --        --
Revolving line                 9,171       --       --     9,171       --       --        --
Letters of credit                846       --       --       846       --       --        --
Environmental liabilities     37,130    1,178    2,796     2,912    2,022    1,879    26,343
                             -------   ------   ------   -------   ------   ------   -------
Total                        $57,032   $1,278   $3,960   $14,132   $2,926   $2,643   $32,093
                             =======   ======   ======   =======   ======   ======   =======

     The above table excludes discounts of the long-term debt and environmental liabilities as well as any related interest.

     The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules. A minimum annual funding of $1.4 million is required for environmental liabilities related to
FMRI.

     The revolving line of credit requires immediate repayment from cash receipts. Borrowings can be made as needed, based on availability. The availability at September 30, 2005 was $1,820,000.

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
Pursuant to the asset purchase agreement ("APA"), the buyer had until March 1,
2005 to provide a closing

statement of the final purchase price. On February 28, 2005, the buyer submitted a closing statement alleging that the Company owed $480,922 to the buyer. Per the APA, the Company had 30 days from receipt of the closing statement to object, then 20 days thereafter to negotiate a settlement and then submit any unresolved issues to an independent accounting firm for resolution. By agreement with the buyer, the 30-day objection period was extended for an additional 15 days to April 14, 2005. The Company reviewed the closing statement and on April
14, 2005 issued a Notice of Objection to buyer asserting that buyer owes
Fansteel $441,266. The Buyer continued to dispute the Company's purchase price calculation. Since a consensual resolution could not be achieved within the timeframe prescribed in the APA, disputed items of $203,000 were submitted to an independent accounting firm. The determination by the independent accounting firm was received on August 26, 2005, awarding $155,000 of the disputed items in the Company's favor. The Company demanded payment of $339,000 owed by the buyer but received no response within the time period allowed in the purchase agreement. In September 2005, the Company filed suits in the Federal Court,
Northern District of Illinois, Eastern Division, to recover monies owed and damages. The Company can provide no assurance as to the outcome of these suits.
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
The arbitration should begin shortly, but a timetable has not been established.

     Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Reorganization
Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims. On May 26, 2005, the
Company reached agreement with Zurich American Insurance Company and Zurich
International (Bermuda) Ltd. (collectively, "Zurich") and on April 18, 2005 with
KWELM Management Services Limited on behalf of the Scheme Administrator for
KWELM in an insolvency proceeding under the laws of Great Britain and the Joint
Liquidators for The Bermuda Fire & Marine Insurance Company (collectively,
"KWELM"). Zurich agreed to a settlement providing for a cash settlement payment to the Company of $1.4 million, which was received on June 9, 2005. KWELM agreed to a Notified Scheme Claim totaling $400,000. Cash distributions in respect of the claims would be paid out to the Company in accordance with KWELM's approved
Scheme of Arrangement. The Scheme administrator has represented that Fansteel can anticipate total cash payments equal to approximately 50% to 57% of its
Notified Scheme Claim (approximately $200,000 - $228,000). The initial cash distribution from KWELM of $205,874 was received on June 4, 2005 with a second distribution of $36,167 received on August 11, 2005. The Department of Justice notified the Company on April 29, 2005 that the NRC and other interested federal agencies did consent to both settlements. The proceeds of the settlements were first used in accordance with the Plan to pay certain professional fees and expenses related to such settlements. The net proceeds from the settlements were allocated in accordance with the Plan and, among other things, resulted in prepayments under the FMRI Notes of $768,000, the FLRI Primary Note of $111,000
and the ED Note of $147,000 and payments aggregating $66,000 on account of EPA
CERCLA claims.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first nine months of 2005.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS

Exhibit #   Description of Exhibit

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

                                        FANSTEEL INC.
                                           (Registrant)

                                        /s/ Gary L. Tessitore
                                        ----------------------------------------
                                        Gary L. Tessitore
                                        Chairman of the Board, President
November 11, 2005                       and Chief Executive Officer

                                        /s/ R. Michael McEntee
                                        ----------------------------------------
                                        R. Michael McEntee
                                        Vice President and
November 11, 2005                       Chief Financial Officer

