Form 10-K
period 2005-12-31
FANSTEEL INC
filed 2006-03-31
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD from                                  to

Commission File Number 1-8676

FANSTEEL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-1058780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 Lake Cook Road, Suite 200
Deerfield, Illinois 60015
(Address of principal executive offices and zip code)
(847) 689-4900
(Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  No

Indicate by check mark if the registrant is a not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).
Yes  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,484,694. The registrant has no non-voting common stock.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, $.01 par value	3,420,000 shares

FANSTEEL INC.
FORM 10-K — INDEX
December 31, 2005

		Page No.
PART I.
Item 1	Business	3-8
Item 1A	Risk Factors	8-10
Item 1B	Unresolved Staff Comments	10
Item 2	Properties	11
Item 3	Legal Proceedings	11-13
Item 4	Submission of Matters to a Vote of Security Holders	13
PART II.
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6	Selected Financial Data	14-15
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-24
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8	Consolidated Financial Statements and Supplementary Data
	Consolidated Statement of Operations — Year ended December 31, 2005 and eleven months ended December 31, 2004 (Successor Company), and one month ended January 23, 2004 and year ended December 31, 2003 (Predecessor Company)	25
	Consolidated Balance Sheet — December 31, 2005 and December 31, 2004	26-27
	Consolidated Statement of Shareholders’ Equity (Deficit) — Year ended December 31, 2005 and eleven months ended December 31, 2004 (Successor Company), and one month ended January 23, 2004 and year ended December 31, 2003 (Predecessor Company)	28
	Consolidated Statement of Cash Flows — Year ended December 31, 2005 and eleven months ended December 31, 2004 (Successor Company), and one month ended January 23, 2004 and year ended December 31, 2003 (Predecessor Company)	29
	Notes to Consolidated Financial Statements	30-52
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A	Controls and Procedures	56
Item 9B	Other Information	56

FANSTEEL INC.
FORM 10-K — INDEX    (Continued)
December 31, 2005

		Page No.
PART III.
Item 10	Directors and Executive Officers of the Registrant	57
Item 11	Executive Compensation	58-62
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62-63
Item 13	Certain Relationships and Related Transactions	63
Item 14	Principal Accountant Fees and Services	63
PART IV.
Item 15	Exhibits and Financial Statement Schedule	65-66
Signatures		67
Exhibit 31.1	Certifications — Gary L. Tessitore
Exhibit 31.2	Certifications — R. Michael McEntee
Exhibit 32.1	Certification

PART I.

ITEM 1 — BUSINESS

Fansteel Inc. was founded in 1907 as a New York corporation and reincorporated under the laws of the State of Delaware in 1985.

Fansteel Inc. and its subsidiaries (‘‘Fansteel’’ or the ‘‘Company’’) is a manufacturer of engineered metal components using the sand castings, investment casting and powdered metal processes. Products manufactured are used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, and plumbing and electrical hardware industries.

On January 15, 2002 (the ‘‘Petition Date’’), Fansteel Inc. and eight of its then subsidiaries (collectively, the ‘‘Filing Debtors’’) filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. After the Petition Date, the Predecessor Company (referring to the Company prior to the Effective Date) continued to operate its business and manage its affairs as debtor-in-possession (‘‘DIP’’) with court approval for transactions outside the ordinary course of business. The Chapter 11 case with respect to a former subsidiary, Fansteel Schulz Products, Inc. (‘‘Schulz’’), was dismissed on November 27, 2002 pursuant to a bankruptcy court-approved sale by Fansteel Inc. of all of the stock of Schulz. By order dated December 23, 2003, the U.S. Bankruptcy Court for the District of Delaware (the ‘‘Court’’) confirmed the Second Amended Joint Reorganization Plan (the ‘‘Plan’’). All the Filing Debtors other than Schulz (collectively, the ‘‘Debtors’’) emerged from Chapter 11 of the U.S. Bankruptcy Code on January 23, 2004 (the ‘‘Effective Date’’).

As of the Effective Date, all common stock and options to purchase common stock of the Predecessor Company were canceled.

Pursuant to the Plan, on the Effective Date, the Company filed an amended and restated certificate of incorporation authorizing new shares of common stock, par value $.01 per share of the Company (‘‘New Common Stock’’). The Plan authorized the issuance of 3,600,000 shares of New Common Stock. Holders of allowed general unsecured claims against the Debtors were entitled by the Plan to receive approximately 50% stock ownership of the reorganized Company. The Pension Benefit Guarantee Corporation (the ‘‘PBGC’’) received approximately 21% of the common stock being issued in the reorganization as part of the settlement of its claims related to the under-funding of the Predecessor Company's now-terminated Consolidated Employees' Pension Plan (the ‘‘Pension Plan’’), a defined benefit pension plan covered under Title IV of the Employee Retirement Income Security Act (‘‘ERISA’’). The stockholders of the Predecessor Company are entitled by the Plan to receive approximately 24% of the New Common Stock. All of the foregoing percentages are pursuant to the Plan, subjected to dilution by the 5% of New Common Stock reserved for an employee stock plan.

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

The Plan also provided for settlement of various existing and potential environmental claims and obligations of the Debtors. In particular, the Plan provided for the following treatment of environmental claims and obligations with respect to the various properties as set forth below in full satisfaction and release of all such environmental claims against and obligations of any Debtor or its successors:

(a) Holders of environmental claims and/or obligations arising from or with respect to the property at Number Ten Tantalum Place, Muskogee, Oklahoma (the ‘‘Muskogee Facility’’) shall receive and/or be the beneficiaries of the remediation of the Muskogee Facility to be undertaken by FMRI, Inc. (‘‘FMRI’’), one of the special purpose subsidiaries of the Company formed pursuant to the Plan. FMRI (and not Fansteel Inc.), pursuant to an Amended Decommissioning Plan and an Amended License (collectively, the ‘‘NRC License’’) issued by the Nuclear Regulatory Commission (the ‘‘NRC’’), is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken with respect to the Muskogee Facility. Pursuant to the Plan, the operations of FMRI are to be funded primarily by the proceeds of certain non-interest bearing notes issued and/or to be issued to FMRI by Fansteel Inc. as follows:

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

Pursuant to the Plan, FMRI could draw up to $2 million from an existing decommissioning trust established in accordance with the Amended Decommissioning Trust Agreement with the NRC. The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million and provided certain terms and conditions are satisfied. Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust. On April 13, 2005, the decommissioning trust was amended, with the consent of the NRC, to allow additional draws of up to $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan. The amounts of these additional draws are dependent upon, among other things, the weight of material disposed of offsite at the approved disposal site. In the second quarter of 2005, FMRI drew an additional $500,000 from the Trust. In the third quarter of 2005, FMRI drew an additional $1,160,000 from the Trust. In 2005, Fansteel prepaid $771,000 to FMRI from net insurance proceeds, which FMRI used to reduce amounts owing to the Trust.

The NRC was also granted a pledge on the proceeds from any of the FMRI notes and benefits from an indemnity in its favor from FMRI Inc. with respect to Fansteel Inc.'s obligations under the notes.

(b) Holders of environmental claims and/or obligations arising from or with respect to the property at Number One Tantalum Place, North Chicago, Illinois (the ‘‘North Chicago Facility’’) shall receive and/or be the beneficiaries of the remediation of the North Chicago Facility to be undertaken by North Chicago, Inc. (‘‘NCI’’), one of the special purpose subsidiaries formed pursuant to the Plan, in accordance with the North Chicago Consent Decree. Pursuant to the Plan, the North Chicago Facility, consisting of Fansteel's real property and other assets associated with its operation, was transferred to NCI on the Effective Date. NCI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken with respect to the North Chicago Facility. The operations of NCI were to be funded primarily from proceeds of certain non-interest bearing notes issued and/or to be issued to NCI by Fansteel Inc. as follows:

(i) A $2.17 million unsecured note maturing December 31, 2013 with payments matched to correspond to NCI's anticipated expenditures for remediation costs of the North Chicago Facility; and

(ii)  An unsecured contingent note of up to $500,000, to be issued in the future, if the costs of performing the response actions at the North Chicago Facility will exceed $2,025,000.

On November 13, 2003 the City of North Chicago (the ‘‘City’’) and Fansteel executed an option agreement (the ‘‘Option’’) allowing the City to acquire the North Chicago Facility for $1.4 million.

The City had until August 31, 2004 to exercise the Option. Upon exercise of the Option, NCI was obligated under the Plan to transfer any funds received from the City to the United States Environmental Protection Agency (the ‘‘EPA’’) and was released from any and all of its obligations to implement the North Chicago response action under the North Chicago Consent Decree, subject to completing the environmental engineering/cost analysis report, and any outstanding notes issued and the obligation to issue the above-described contingent note by the Company to NCI was to be cancelled. In addition, the Company was obligated to issue and deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. On December 31, 2004, the City notified NCI that it was exercising its option. On March 7, 2005, NCI sold the real property to the City, transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. The NCI Notes (including the obligation to issue a contingent note) were canceled, and the City entered into a six-month lease with monthly renewals at the same terms with Fansteel Inc. with respect to portions of the North Chicago Facility. In July, 2005 Fansteel prepaid $147,000 to the outstanding note issued to the EPA from net insurance proceeds received.

(c) Holders of environmental claims and/or obligations arising from or with respect to the property at 203 Lisle Industrial Road, Lexington, Kentucky (the ‘‘Lexington Facility’’), shall receive and/or be the beneficiaries of the remediation of the Lexington Facility to be undertaken by FLRI, Inc. (‘‘FLRI’’), a special purpose subsidiary formed pursuant to the Plan. Pursuant to the Plan, the Lexington Facility, consisting of Fansteel's real property and other assets associated with the operation, was transferred to FLRI on the Effective Date. FLRI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Lexington Facility and the operations of FLRI are to be funded primarily by:

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

(d) Holders of environmental claims and/or obligations arising from or with respect to the property at 801 Market Street, Waukegan, Illinois (the ‘‘Waukegan Facility’’), shall receive and/or be the beneficiaries of the remediation of the Waukegan Facility to be undertaken by Waukegan, Inc. (‘‘WI’’), one of the special purpose subsidiaries formed pursuant to the Plan. Pursuant to the Plan, the Waukegan Facility, consisting of Fansteel's real property and other assets associated with the operations was transferred to WI. WI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Waukegan Facility and the operations of WI were to be funded by the proceeds of a $1.25 million unsecured, non-interest bearing note maturing December 31, 2013 issued by the Company to WI with payments matched to correspond to WI's anticipated expenditures for remediation costs. During June 2004, WI sold the Waukegan Facility to Ampsky & Associates, LLC (‘‘Ampsky’’) for approximately $100,000 in cash and the assumption/indemnification by Ampsky of all environment claims and obligations. As a result, the Company's $1.25 million note has been extinguished.

(e) The remaining environmental claims and obligations arising from or related to Fansteel's (i) Li Tungsten site Superfund Site in Glen Cove, New York, (ii) Old Southington Landfill Site in Southington, Connecticut and (iii) Operating Industries, Inc. Superfund Site in Monterrey Park, California are each subject to an EPA Federal Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’) Potentially Responsible Parties (‘‘CERCLA PRP’’) Settlement Agreement approved by order of the Court entered on November 17, 2003. In full satisfaction of such claims and obligations under the Plan, the holders of such claims received a pro rata share of the cash distribution to holders of general unsecured claims as if such parties held allowed general unsecured claims of: $132,000 (Polychlorinated Biphenyls or ‘‘PCB’’ Treatment), $460,898 (Operating Industries), $25,000 (Li Tungsten), and $100,000 (Old Southington), and certain proceeds, if any, net of insurance recoveries.

(f) Substantially all of the environmental claims and obligations associated with the facility owned and operated by Wellman located at 1746 Commerce Road, Creston, Union County, Iowa (the ‘‘Iowa Facility’’) have been resolved in accordance with the Administrative Order on Consent by and between Wellman Dynamics Corp., a subsidiary of the Company (‘‘Wellman’’) and the EPA, approved by order of the Court on November 4, 2003. The Administrative Order on Consent provides for EPA approval of a work plan for Wellman to characterize the extent of any contamination associated with certain Solid Waste Management Units (‘‘SWMUs’’) and to evaluate alternatives to remediate any residual contamination associated with SWMUs in accordance with Wellman's on-going obligations under the Resource Conservation and Recovery Act of 1976 and the Waste Disposal Amendments of 1984 (collectively, ‘‘RCRA’’) at the Iowa Facility. Wellman estimates the costs associated with the closure activities for the SWMUs will aggregate approximately $2,166,000 through 2009. Environmental liabilities are estimated to be funded from the cash flow generated by operations of Wellman.

For the years ended December 31, 2005 and December 31, 2004, the Company did not have any significant capital expenditures for environmental control facilities. Compliance with current environmental provisions did not have a material effect upon capital expenditures, earnings or the competitive position of Fansteel.

On December 31, 2004, Fansteel Inc. sold substantially all of the assets (including, but not limited to, machinery and equipment, raw material items, work-in-process items, finished goods items, receivables, machinery and equipment contracts, customer contracts and supplier contracts, but excluding real estate, fixtures and certain other assets) of the division of the Company known as ‘‘Washington Manufacturing’’ (the ‘‘Washington Division’’) to Whitesell Corporation (‘‘Whitesell’’), a customer of the Washington Division, for consideration consisting of a combination of (i) cash (in the initial amount of approximately $2.0 million, subject to post-closing adjustment) and (ii) the assumption by Whitesell of certain liabilities of the Washington Division (in the initial amount of approximately $1.0 million, determined in accordance with U.S. generally accepted accounting principles consistently applied, subject to post-closing adjustment) (collectively, the ‘‘Washington Sale’’) . A loss of $1.6 million was recognized in 2004 from this sale.

Under the Company’s revolving loan facility with Congress Financial Corporation, Congress Financial Corporation’s consent was required for the Company to enter into its agreement with Whitesell, and the Company granted to Congress Financial Corporation security interests in certain of its assets, including the assets specified in such agreement to be sold by the Company to Whitesell. On December 30, 2004, Congress Financial Corporation consented to the Company’s entry into its agreement with Whitesell and agreed to release its security interest in the assets specified in such agreements to be sold by the Company to Whitesell there under, subject to the satisfaction of certain conditions precedent, including, without limitation, that all of the cash proceeds to the Company of the Washington Sale (net of certain transaction expenses and payments to secured claim holders) be applied to the payment of outstanding indebtedness under the revolving loan facility. On December 31, 2004, as contemplated by Congress Financial Corporation’s consent, approximately $1.75 million of the cash proceeds to the Company of the Washington Sale were applied by the Company to the repayment of outstanding indebtedness under the revolving loan facility.

In the second quarter 2004, the Company sold all the assets and liabilities of its special purpose subsidiary Waukegan Inc. Net proceeds were $100,000 and a gain of $773,000 was recognized due to the elimination of the environmental liabilities on the site as part of the sale.

In fourth quarter 2003, the Company sold its Hydro Carbide and California Drop Forge operations, certain other assets located in the Company’s Lexington, Kentucky and Plantsville, Connecticut facilities and substantially all of the assets of Phoenix Aerospace to an entity affiliated with certain Directors in accordance with the Plan approved by the Bankruptcy Court. Net proceeds for this sale were $12,206,000 and a loss of $1,858,000 was recognized.

In a separate transaction, in accordance with the Plan approved by the Bankruptcy Court, the Company sold real property, equipment and trademarks of the Plantsville, Connecticut facility in the fourth quarter of 2003 with net cash proceeds of $890,000 and a loss of $110,000.

The Hydro Carbide, Lexington and Plantsville operations were in the Industrial Tools business segment. California Drop Forge and Phoenix Aerospace were included in the Advanced Structures business segment. The Washington Division was included in the Industrial Metal Components business segment. The operations described above are classified as discontinued operations for all periods presented.

Business segment information is incorporated by reference herein from the Notes to the Consolidated Financial Statements, Note 14.

Certain reclassifications have been made to prior years’ business segment information to conform with the 2005 presentation.

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

		Percentage of Consolidated Net Sales
		Successor Company		Predecessor Company
Products	Business Segments	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004	Year Ended December 31, 2003
Sand Castings	Advanced Structures	58%	45%	34%	39%
Investment Castings	Industrial Metal Components	21%	35%	38%	42%
Powdered Metal Components	Industrial Metal Components	21%	20%	28%	19%

At this time, there are no new products in production or in the development stage in continuing operations that require investment of a material amount of the Company's assets.

The most important raw materials used by the Company are magnesium, aluminum, iron, bronze, copper, stainless steel, and alloy steel. The Company started to experience raw material price increases beginning in 2004. To offset these price increases, the Company began adding material surcharges in March 2004. Most raw materials are purchased from domestic sources. The Company believes that the sources and availability of these materials are adequate for present needs, although spot shortages of certain raw materials may occur from time to time.

The Company does not own any patents.

None of the operations of any business segment are seasonal.

Working capital requirements for each business segment are substantial, but the Company's investment in working capital is fairly typical of the metal fabrication manufacturing industry.

The Company sells parts to various companies whose end user, International Engine, accounts for a significant portion of the Company’s overall business. Sales of products for these companies represented 8% of net sales for the year ended December 31, 2005, 15% of net sales for the eleven month period ended December 31, 2004, 23% for the one month ended January 23, 2004, and 28% for the years ended December 31, 2003. In the fourth quarter of 2004, the Company lost $8 million in annual sales for one part sold to International Engine, which was approximately 70% of the Company’s total sales to this customer. The loss of business resulted when International Engine converted the manufacturing of this part from an investment casting to a fine blanking. Fansteel does not produce fine blankings. While it is not anticipated, the Company cannot provide any assurance that it will have the ability to replace all loss of revenue or profit resulting from the loss of such business and could suffer a material adverse impact on its operations and financial condition as a consequence. Sales to International Engine decreased $5.5 million in 2005 from 2004.

The backlog of orders not shipped and believed to be firm as of the dates shown are set forth below:

	December 31, 2005	December 31, 2004
Advanced Structures	$31,017,000	$17,910,000
Industrial Metal Components	5,151,000	4,254,000
	$36,168,000	$22,164,000

In the Advanced Structures business segment, shipments are typically made between 1 and 24 months after an order is received. In the Industrial Metal Components segment, virtually all backlog is shippable in less than 12 months, generally within 3 months. The Company believes that approximately 91% of the backlog at December 31, 2005 will be shipped before the end of 2006.

Because of the substantial size of some orders received by the Company, particularly orders for products sold by the Advanced Structures segment, the Company’s backlog can fluctuate substantially from one fiscal period to another. Because of the differences in lead-time for filling orders at the Company’s business segments, overall backlogs at different times will not necessarily be comparable as predictors of the Company’s near-term sales.

The Company does not have any direct contracts with the government. However, the Advanced Structures segment has some customers who do have contracts with the government that are subject to termination.

In general, the Company competes in its markets on the basis of technical expertise, product reliability, quality, sales support, availability and price. Most of the Company’s products are sold in highly competitive markets, and some of the Company’s competitors are larger in size and have greater financial resources than Fansteel.

The Company’s executive offices are located at 570 Lake Cook Road Ste 200, Deerfield, IL 60015-5272.

The Company employed 587 persons as of December 31, 2005.

Net sales and income of foreign operations and export sales are not significant. The Company has a wholly owned subsidiary, Fansteel de Mexico, which is a maquiladora located in Reynosa, Tamaulipas Mexico and is part of the Industrial Metal Components segment. This subsidiary only made sales to its parent company, Fansteel Inc.

Long-lived assets located at the Fansteel de Mexico facility are detailed below:

	December 31, 2005	December 31, 2004
Land	$600,000	$600,000
Building	1,217,000	1,217,000
Machinery and Equipment	944,000	919,000
	$2,761,000	$2,736,000
Accumulated Depreciation	469,000	234,000
Net Property Plant and Equipment	$2,292,000	$2,502,000

The Company considers the United States as one inseparable geographic area for its domestic operations.

ITEM 1A — RISK FACTORS

Investment in the Company’s securities involves a number of risk and uncertainties. Careful consideration should be given to the following risks, along with the cautionary statement regarding

‘‘forward looking statements’’ in Item 7 of this report and other information included in this report, before purchasing the Company’s securities. Besides the risks listed below, the Company faces risks that are currently unknown or that are currently consider to be immaterial, but may also impact business or adversely affect the Company’s financial condition or results of operations.

Emergence From Bankruptcy

On January 15, 2002 (the ‘‘Petition Date’’), Fansteel Inc. and eight of its then subsidiaries (collectively, the ‘‘Filing Debtors’’) filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. After the Petition Date, the Predecessor Company (referring to the Company prior to the Effective Date) continued to operate its business and manage its affairs as debtor-in-possession (‘‘DIP’’) with court approval for transactions outside the ordinary course of business. The Chapter 11 case with respect to a former subsidiary, Fansteel Schulz Products, Inc. (‘‘Schulz’’), was dismissed on November 27, 2002 pursuant to a bankruptcy court-approved sale by Fansteel Inc. of all of the stock of Schulz. By order dated December 23, 2003, the U.S. Bankruptcy Court for the District of Delaware (the ‘‘Court’’) confirmed the Second Amended Joint Reorganization Plan (the ‘‘Plan’’). All the Filing Debtors other than Schulz (collectively, the ‘‘Debtors’’) emerged from Chapter 11 of the U.S. Bankruptcy Code on January 23, 2004 (the ‘‘Effective Date’’).

The Reorganization Plan left the Company with significant environmental liabilities going forward that must be funded from continuing operations.

Environmental Issues

The Company has significant environmental issues, particularly in Muskogee, OK, that could have a material impact on the Company’s results. The ability of the Company to fund the clean up of this site could have a material adverse impact on the Company. For further details, see Note 6 Discontinued Operations including Certain Environmental Remediation.

High Level Of Debt

The Company's high level of debt could have important consequences. The Company's ability to pay debt service and other contractual obligations will depend on the Company's future performance and cash flow generation, which in turn will be affected by prevailing economic and industry conditions and financial, business and other factors, many of which are beyond the Company's control. If the Company has difficulty providing for debt service or other contractual obligations in the future, the Company may be forced to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, refinancing or reorganizing its debt or other obligations and seeking additional equity capital, or any combination of the above. The Company may not be able to take any of these actions on satisfactory terms, or at all.

The financial and other covenants under the revolving loan facility may limit operating flexibility and the Company's ability to obtain additional financing. If the Company were to have difficulty satisfying the covenants in the revolving loan facility resulting in a default on the facility, which, if not cured (if there is an applicable cure period) or waived, could have a material adverse effect on the Company.

The Company Has A Few Large Customers

The Company sells parts to various companies whose end user, International Engine, accounts for a significant portion of the Company’s overall business. Sales of products for these companies represented 8% of net sales for the year ended December 31, 2005, 15% of net sales for the eleven month period ended December 31, 2004, 23% for the one month ended January 23, 2004, and 28% for the years ended December 31, 2003. In the fourth quarter of 2004, the Company lost $8 million in annual sales for one part sold to International Engine, which was approximately 70% of the Company’s total sales to this customer. The loss of business resulted when International Engine converted the manufacturing of this part from an investment casting to a fine blanking. Fansteel does not produce fine blankings. While it is not anticipated, the Company cannot provide any assurance that it will have the ability to replace all loss of revenue or profit resulting from the loss of such business and could suffer a material adverse impact on its operations and financial condition as a consequence. Sales to International Engine decreased $5.5 million in 2005 from 2004.

In addition to International Engine, the Company sells to several other customers which make up a significant portion of the Company’s total sales. While none of these customers individually represent more than 10% of sales, as a group they make up a considerable portion of the Company’s total sales. Although it is not anticipated, the loss of one or more of these customers would have a substantial impact on the Company’s operations and profitability.

A large portion of the Company’s sales is to a limited number of customers in the aerospace and automotive industries. While the Company has long-term relationships with these companies, there is no guarantee that these relationships will continue. In addition, these industries tend to be volatile. The United States automotive industry in particular has been unstable in recent years, with several large automotive companies struggling financially and some filing Chapter 11 bankruptcy.

Competition

Each of the Company’s businesses participates in markets that are highly competitive. Many of these competitors are much larger than the Company’s businesses, have greater name recognition, have more financial resources and can sell their products at prices lower than ours, giving them a greater competitive edge. The Company competes primarily on the basis of product quality, product performance, value, and long-term customer relationships. The competition that the Company faces in these markets may prevent the Company from achieving sales and profit goals, which could affect the Company’s financial condition and results of operations.

In addition the Company faces increased competition, primarily in the Industrial Metal Components business segment, from offshore sources, such as China, that offer lower production costs.

Material Prices

The Company started to experience raw material price increases beginning in 2004. To offset these price increases, the Company began adding material surcharges in March 2004. There is no guarantee that the Company will be able to continue to pass on these material surcharges to its customers.

Manufacturing in Foreign Countries

The Company has a manufacturing facility in Mexico that is subject to currency exchange rate fluctuations. While foreign currency exchange rates have not had a significant impact on the Company’s financial condition in the past, there can be no certainty that exchange rates will not have a financial impact in the future.

Stock

The Company has a limited number of shareholders and the stock is thinly traded.

ITEM 1B — UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments that have been outstanding for more than 180 days.

ITEM 2 — PROPERTIES

Manufacturing facility locations and corresponding square footage at December 31, 2005 are as follows:

		Square Feet
Location	Business Segment	Owned	Leased	Total
Creston, Iowa	Advanced Structures	293,000	0	293,000
Reynosa, Mexico	Industrial Metal Components	69,000	0	69,000
Emporium, Pennsylvania	Industrial Metal Components	44,000	0	44,000

All plants are well maintained and in good operating order. The plants have sufficient capacity to meet present market requirements. All of the properties described above are fully utilized on a 1 or 2 or 3 shift basis.

The Company owns properties in Washington, Iowa, Lexington, Kentucky, and Muskogee, Oklahoma that are associated with operations discontinued in prior years.

On November 22, 2005, the Company’s executive offices were relocated from North Chicago, Illinois to Deerfield, Illinois. The North Chicago facility was sold to the City of North Chicago on March 7, 2005 and portions of this facility were leased back by the City of North Chicago until the Companies offices were relocated to their present location in November 2005. The Company leases their offices in Deerfield, Illinois.

ITEM 3 — LEGAL PROCEEDINGS

On the Petition Date, the Debtors filed voluntary petitions in the Court for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company emerged from Chapter 11 protection on January 23, 2004, the Effective Date.

On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspects of FMRI’s NRC License. The State of Oklahoma challenged a number of aspects of the NRC License, including the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. On May 26, 2004, the administrative law judge overseeing the proceeding issued his decision, finding in favor of FMRI and against the State of Oklahoma on all matters under consideration. The State of Oklahoma's ability to appeal the ruling of the administrative law judge expired on June 15, 2004 such that the ruling of the administrative law judge became final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Decommissioning Plan, effectively precluding FMRI from undertaking to commence certain actions required by its NRC License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC License required FMRI (i) by September 1, 2004, to commence Phase 1 work of removing certain residue materials (‘‘WIP’’) from the site and (ii) by March 31, 2006 to complete the removal of the WIP materials, taking into account preparation, scheduling, cost and weather. Realizing its inability to satisfy certain of its NRC License conditions, FMRI timely notified the NRC and commenced discussions with the NRC and third parties with a view to, as soon as possible and subject to available funding, commence and complete Phase 1 remediation. Such negotiations and discussions resulted in an April 13, 2005 amendment to the decommissioning trust that now permits an additional $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan. The amounts of these additional draws are dependent upon the weight of material disposed of offsite at the approved disposal site. Notwithstanding FMRI access to additional funding, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to eliminate the violation of not starting the Phase 1 of the decommissioning plan, in part because certain conditions to the commencement of Phase 1 decommissioning still remains. As a result, FMRI remains in technical violation of its NRC License but did commence Phase 1 decommissioning activities in June 2005. Fansteel can provide no assurance that FMRI will be able to reach consensus with the NRC and eliminate the existing violations. Notwithstanding FMRI’s violations, the obligations of Fansteel with respect to the Muskogee Facility are unchanged and remain limited to Fansteel’s obligations to FMRI under the FMRI Notes, as described in the Plan.

On December 31, 2004, the Company sold its special wire forms operation. Pursuant to the asset purchase agreement (‘‘APA’’), the buyer had until March 1, 2005 to provide a closing statement of the final purchase price. On February 28, 2005, the buyer submitted a closing statement alleging that the Company owed $480,922 to the buyer. Per the APA, the Company had 30 days from receipt of the closing statement to object, then 20 days thereafter to negotiate a settlement and then submit any unresolved issues to an independent accounting firm for resolution. By agreement with the buyer, the 30-day objection period was extended for an additional 15 days to April 14, 2005. The Company reviewed the closing statement and on April 14, 2005 issued a Notice of Objection to buyer asserting that buyer owes Fansteel $441,266. The Buyer continued to dispute the Company’s purchase price calculation. Since a consensual resolution could not be achieved on all disputed items within the timeframe prescribed in the APA, disputed items of $203,000 were submitted to an independent accounting firm. The determination by the independent accounting firm was received on August 26, 2005, awarding $155,000 of the disputed items in the Company’s favor. The Company demanded payment of $339,000 owed by the buyer but received no response within the time period allowed in the purchase agreement. In September 2005, the Company filed suits in the Federal Court, Northern District of Illinois, Eastern Division, to recover monies owed and damages. The Company can provide no assurance as to the outcome of these suits. In June 2005, the Company also filed a demand for arbitration to the American Arbitration Association, in accordance with the APA, relating to three items that buyer included as a reduction of $554,000 in their closing price that the Company contends are not appropriate closing price adjustments The Company can provide no assurance as to the outcome of these arbitration actions and a negative outcome of such dispute could have an adverse effect on the Company. The arbitration is expected to begin in 2006, but a timetable has not been established.

Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Reorganization Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims. On May 26, 2005, the Company reached agreement with Zurich American Insurance Company and Zurich International (Bermuda) Ltd. (collectively, ‘‘Zurich’’) and on April 18, 2005 with KWELM Management Services Limited on behalf of the Scheme Administrator for KWELM in an insolvency proceeding under the laws of Great Britain and the Joint Liquidators for The Bermuda Fire & Marine Insurance Company (collectively, ‘‘KWELM’’). Zurich agreed to a settlement providing for a cash settlement payment to the Company of $1.4 million, which was received on June 9, 2005. KWELM agreed to a Notified Scheme Claim totaling $400,000. Cash distributions in respect of the claims would be paid out to the Company in accordance with KWELM's approved Scheme of Arrangement. The Scheme administrator has represented that Fansteel can anticipate total cash payments equal to approximately 50% to 57% of its Notified Scheme Claim (approximately $200,000 — $228,000). The initial cash distribution from KWELM of $205,874 was received on June 4, 2005 with a second distribution of $36,167 received on August 11, 2005 and a third distribution of $88,263 received on December 27, 2005. The Department of Justice notified the Company on April 29, 2005 that the NRC and other interested federal agencies did consent to the settlements. The proceeds of the settlements were first used in accordance with the Plan to pay certain professional fees and expenses related to such settlements. The net proceeds from the settlements were allocated in accordance with the Plan and, among other things, resulting in prepayments under the FMRI Notes of $831,000, the FLRI Primary Note of $111,000 and the ED Note of $147,000 and payments aggregating $66,000 on account of EPA CERCLA claims.

In May 2005, a complaint for toxic injuries was filed by Garfield and Susan Perry against numerous defendants, including Wellman Dynamics, a wholly owned subsidiary of Fansteel Inc., claiming injuries related to exposure to products containing beryllium. The Company’s insurance carriers have been notified and are defending the Company.

From time to time, the Company is involved in routine litigation incidental to its business. The Company is not a party to any pending or threatened legal proceeding that it believes would have a material adverse effect on its results of operations or financial condition.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on December 9, 2005.

The nominations for Directors of the Company were brought before shareholders of the Company at the Annual Meeting of Shareholders. The votes cast for and votes withheld for each of the following nominees are as follows:

Nominee	Votes For	Votes Withheld
J. G. Vogelsang	2,662,255	20,604
D. A. Groshoff	2,638,166	44,693
J. R. Parker	2,638,166	44,693
G. L. Tessitore	2,642,446	40,413

The appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm was placed before shareholders for ratification at the Annual Meeting of Shareholders and was ratified with 2,667,455 votes cast for, 3,165 votes cast against, and 12,239 abstentions.

PART II.

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is available for trading under the ticker symbol FELI on the ‘‘pink sheets’’ published by Pink Sheets LLC.

The number of shareholders of the Company as of February 28, 2006 was 782. This number includes record holders and individual participants in security position listings.

The following table sets forth the quarterly high and low bid prices and dividend information of each quarter of the last fiscal year. The quotations below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

(In dollars)	High	Low	Cash Dividends Declared
2005
First Quarter	$4.000	$0.900	$—
Second Quarter	2.600	0.850	—
Third Quarter	1.980	1.200	—
Fourth Quarter	1.990	0.700	—
2004
First Quarter (a)	$4.500	$3.000	$—
Second Quarter	4.550	3.100	—
Third Quarter	4.050	1.750	—
Fourth Quarter	2.500	1.000	—

(a)	The Successor Company stock was deemed to have been issued on the Effective Date and actually issued on February 23, 2004.

As of January 30, 2002, the common stock of the Predecessor Company was suspended from trading by the New York Stock Exchange, and thereafter, delisted from such exchange. High and low stock prices are not available for the Predecessor Company’s common stock after such suspension and delisting, and no dividends were paid by the Predecessor Company during such time period.

Upon the Effective Date, all then outstanding equity securities of the Predecessor Company were cancelled, and the common stock of the Successor Company was issued as described above. Under provisions of the notes to FMRI for funding environmental remediation, the Company is restricted from declaring or paying dividends.

ITEM 6 — SELECTED FINANCIAL DATA

The table below summarizes certain selected financial data of the Successor Company and Predecessor Company and should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the Company’s consolidated financial statements and notes.

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	11 months Ended December 31, 2004	1 month Ended January 23, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net Sales	$56,348	$52,127	$2,696	$47,087	$48,642	$49,172
Income (Loss) from Continuing Operations (a)	858	1,345	57,941	(9,267)	(6,587)	(9,713)
Per Weighted Average Common Shares Outstanding: (b)
Income (loss) from continuing operations	0.25	0.39	6.66	(1.07)	(0.76)	(1.12)
Cash Dividends	—	—	—	—	—	—
Total Assets	43,205	40,448	46,097	48,489	60,734	79,793
Long-term Debt (c)	5,274	4,933	5,343	17,503	18,136	1,232

(a)	Results in the one-month ended January 23, 2004 included a gain of $43,455,000 from the adoption of fresh start accounting and a gain of $15,048,000 from the discharge of debt from the Plan.

(b)	Basic earnings per share and diluted earnings per share are the same.

(c)	Long-term debt includes long-term debt classified under Liabilities Subject to Compromise on the Balance Sheet, which included $17,461,000 as of December 31, 2003 and $18,136,000 as of December 31, 2002. As of December 31, 2004 and January 23, 2004 the Company no longer had any Liabilities Subject to Compromise on the Balance Sheet, and thus, had no long-term debt classified as such. The year ended December 31, 2001 was prior to the Company entering Chapter 11 bankruptcy, andthus, had no Liabilities Subject to Compromise on the Balance Sheet.

ITEM 7 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto that are included in this Form 10-K. Certain statements made in this section or elsewhere in this report contain ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to certain risks, uncertainties and assumptions, which could cause actual results to differ materially from those projected. From time to time, information provided by the Company or statements made by its employees may contain other forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: general economic conditions, including inflation, interest rate fluctuations, trade restrictions and general debt levels; competitive factors, including price pressures, technological development and products offered by competitors; inventory risks due to changes in market demand or business strategies; and changes in effective tax rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company emerged from Chapter 11 protection during its first quarter financial reporting period of 2004. For financial statement purposes, the Company's results of operations and cash flows have been separated before and after the Effective Date due to the change in basis of accounting in the underlying assets and liabilities resulting from application of fresh start accounting. To facilitate a meaningful comparison of the Company's performance, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the year ended December 31, 2004 represent the mathematic addition of the historical amounts for the Predecessor Company for the one-month ended January 23, 2004 and the Successor Company for the eleven months ended December 31, 2004. Management believes that a combined discussion of Predecessor Company and Successor Company periods is reasonable and appropriate because there were no material adjustments to the presented items other than depreciation, amortization and interest expense resulting from adoption of fresh start reporting.

Results of Operations

2005 As Compared To 2004

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Year ended December 31, 2005	Year ended December 31, 2004
Advanced Structures	$32,440,020	$24,269,346
Industrial Metal Components	23,907,485	30,553,161
	$56,347,505	$54,822,507

The Company’s consolidated net sales for the year ended December 31, 2005 increased $1,525,000, or 3%, compared to the year ended December 31, 2004.

Advanced Structure net sales for the year ended December 31, 2005 increased by $8,171,000, or 34%, compared to the year ended December 31, 2004. This improvement is attributed to increased casting sales of missile and helicopter components, private jet aircraft parts, and price increases implemented in 2005.

Industrial Metal Components' net sales for the year ended December 31, 2005 decreased $6,646,000, or 22%, compared with the year ended December 31, 2004. Net sales of investment castings decreased by $7.1 million, or 37%, due primarily to the loss of a major portion of the investment casting business for truck engine components in the fourth quarter of 2004. This business was converted to a different manufacturing process not within the Company’s capabilities. Net sales of powdered metal components improved 4% over the prior year, with increases in the hardware, lawn and garden, and automotive product lines.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Year ended December 31, 2005	Year ended December 31, 2004
Advanced Structures	$2,883,331	$(387,557)
Industrial Metal Components	(621,737)	2,959,364
Corporate	—	—
	$2,261,594	$2,571,807

Operating income for the year ended December 31, 2005 decreased by $310,000 compared to the year ended December 31, 2004, due primarily to the lower sales volume in the Industrial Metal Components group, higher material costs, and product mix.

Advanced Structures operating income of $2,883,000 for the year ended December 31, 2005 improved from an operating loss of $388,000 for the year ended December 31, 2004. This improvement is due to higher sales volume, notably in helicopter and missile components, and price increases on several parts.

Industrial Metal Components had an operating loss of $622,000 for the year ended December 31, 2005 compared to operating income of $2,959,000 for the year ended December 31, 2004. The primary reason for this decline was the decrease in investment casting sales along with higher material costs.

Other Income (Expenses)

The following table sets forth the combined other income (expense) of the Company included in the consolidated statement of operations:

	Year ended December 31, 2005	Year ended December 31, 2004
Interest expenses	$(1,279,654)	$(786,036)
Other	(52,033)	12,413
	$(1,331,687)	$(773,623)

Other expense increased $558,000 in the year ended December 31, 2005 compared to the year ended December 31, 2004, as interest expense was higher due to increased borrowing along with $200,000 in termination fees related to refinancing with Fifth Third Bank in July 2005 from Wachovia Credit.

Reorganization Items

For the year ended December 31, 2005 reorganization expenses related to bankruptcy were $72,000, as compared to $1,016,000 for the year ended December 31, 2004. The Company emerged from Chapter 11 on January 23, 2004. The higher reorganization costs in 2004 were the result of professional fees related to the bankruptcy.

Discontinued Operations

Discontinued operations reported a loss of $2,279,000 in the year ended December 31, 2005 and a loss of $5,215,000 in the year ended December 30, 2004. The loss in 2005 was lower than the prior year due to $1.2 millionfrom insurance settlements offset by additional costs for closing the North Chicago sale. The loss in 2004 relates to the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and operating losses from Washington Mfg of $707,000. These 2004 losses were reduced by a gain of $773,000 from the sale of the land owned by special purpose subsidiary Waukegan Inc. and assumption by the buyer of the related environmental liabilities at the site.

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets, except for the gain in discontinued operations from the carry-back refund from the net operating loss related to environmental liabilities.

Net Income (Loss)

The net loss for the year ended December 31, 2005 was $1,421,000. Net income of $54,071,000 for the year ended December 31, 2004 included a $15,048,000 gain from the discharge of debt under the Plan and a $43,455,000 gain from the adoption of fresh start accounting.

2004 As Compared To 2003

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Year ended December 31, 2004	Year ended December 31, 2003
Advanced Structures	$24,269,346	$18,161,241
Industrial Metal Components	30,553,161	28,925,682
	$54,822,507	$47,086,923

Consolidated net sales for year ended December 31, 2004 were $7.7 million or 16.4% higher than net sales for the year ended December 31, 2003.

The Advanced Structures' net sales for the year ended December 31, 2004 were higher by $6.1 million, or 33.6%, as compared with the year ended December 31, 2003. This improvement is attributed to increased sales of castings for military programs related to aircraft engine and helicopter components, as well as engine components for regional jets and private jets. Tooling sales, primarily for new products to foreign customers, doubled in 2004 and were 23% of the increase in sales.

The Industrial Metal Components' net sales for the year ended December 31, 2004 increased $1.6 million, or 5.6%, with greater demand from the automotive market for powdered metal components offset by reduced volume in investment casting for engine components in light duty trucks. Net sales of powdered metal components improved 24.4% due to an increase in automotive components, primarily for the light duty truck market. Net sales of investment casting were 3.1% lower due to a change to a different process, fine blanking, in the fourth quarter 2004. This conversion will result in the loss of approximately $8 million in sales annually for these components.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Year ended December 31, 2004	Year ended December 31, 2003
Advanced Structures	$(387,557)	$(1,307,006)
Industrial Metal Components	2,959,364	2,821,271
Corporate	—	(33,890)
	$2,571,807	$1,480,375

Operating income of $2.6 million for the year ended December 31, 2004 improved from an operating income of $1.5 million in the year ended December 31, 2003, due to higher sales and lower administrative expenses related primarily to reduced employee related costs and insurance expenses.

Operating loss of $388,000 in the Advanced Structures segment for the year ended December 31, 2004 improved from an operating loss of $1,307,000 in the year ended December 31, 2003, due to higher volume and better manufacturing efficiencies. The sand casting operation in this segment has implemented continuous improvement programs that have improved production processing and manufacturing efficiency, but the high number of newer parts being produced has resulted in increased scrap.

Operating income of $2,959,000 in the Industrial Metal Components segment for the year ended December 31, 2004 improved $138,000 as compared to operating income in the year ended December 31, 2003. The improvement was in the powdered metal operation with a turnaround from an operating loss in 2003 to operating income in 2004, due to higher sales and reduced selling and administrative expenses. The lower sales volume in the investment casting operation resulted in reduced operating income, offsetting cost reduction actions to reduced overhead costs in manufacturing and administrative expenses.

Other Income (Expenses)

The following table sets forth the combined other income (expense) of the Company included in the consolidated statement of operations:

	Year ended December 31, 2004	Year ended December 31, 2003
Interest expenses	$(786,036)	$(710,551)
Other	12,413	390,462
	$(773,623)	$(320,089)

Interest expense increased $75,000 in the year ended December 31, 2004 compared to in the year ended December 31, 2003 related to amortization of long-term liabilities, primarily environmental, that were stated at discounted values as part of fresh start accounting. No such amortization occurred in 2003. Interest expenses for 2003 included a one-time adjustment of $133,000 interest on a secured loan while in bankruptcy.

Reorganization Items

Reorganization items relate to U.S. Trustee and bankruptcy professional fees. For the year ended December 31, 2004, reorganization expenses were $1,016,000, as compared to $10,427,000 in the year ended December 31, 2003, as the Company emerged from Chapter 11 on January 23, 2004, the Effective Date.

Fresh Start Adjustments

In accordance with the principals of fresh start accounting, the Company recorded a positive adjustment of $43,455,000 to income in the one-month ended January 23, 2004. See Note 4 — Basis of Presentation and Fresh Start Accounting.

Gain on Debt Discharge

As part of fresh start accounting, the Company recorded a gain of $15,048,000 in the one-month ended January 23, 2004 from the discharge of debt in the bankruptcy.

Discontinued Operations

Discontinued operations reported a loss of $5,215,000 in the year ended December 31, 2004. This loss relates to the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and the pension note for the Pension Plan for $3,128,000, losses from operations and losses from the sale of the wire form business sold on December 31, 2004 of $2,456,000, as well as charges related to employee benefits from operations sold or closed in 2003 of $404,000, reduced by a gain of $773,000 being recognized on the sale of the land owned by special purpose subsidiary Waukegan Inc. and assumption by the buyer of the related environmental liabilities at the site. In the year ended December 31, 2003, discontinued operations reported a loss of $5,660,000, which included a loss of $1,968,000 from the sale of the Industrial Tools segment and forging operation in the Advanced Structures segment as part of the Plan, and a loss from operations sold in 2003 and the wire form business sold in 2004 of $3,692,000. The loss from operations in 2003 included a gain of $3,723,000 for a tax refund for environmental liabilities.

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets, except for the gain in discontinued operations from the carry-back refund from the net operating loss related to environmental liabilities.

Net Income (Loss)

Net income of $54,071,000 in the year ended December 31, 2004 included a $15,048,000 gain from the discharge of debt under the Plan and a $43,555,000 gain from the adoption of fresh start accounting. Net loss for the year ended December 31, 2003 was $14,927,000.

Liquidity and Capital Resources

On December 31, 2005, the Company had cash of $791,000 compared to $8,000 of cash on December 31, 2004. Cash increased $2,197,000 from continuing operations and decreased $1,414,000 from discontinued operations in the year ended December 31, 2005.

Operating Activities

For the year ended December 31, 2005, operating activities used $2.3 million in cash due primarily to increases in accounts receivable and inventory, and decreases in accounts payable and accrued liabilities. During the year ended December 31, 2004, operating activities consumed $1.1 million of cash with $2.5 million related to a decrease in accounts payable and accrued liabilities, primarily for payments to bankruptcy professionals.

Investing Activities

In the year ended December 31, 2005, investing activities consumed $781,000, primarily for capital expenditures made in the Advanced Structures business segment. In the year ended December 31, 2004, investing activities used $6,000, with only $26,000 in capital expenditures.

Financing Activities

Financing activities provided $5.3 million in the year ended December 31, 2005, as compared to $1.2 million in the year ended December 31, 2004. In 2005, net borrowings from the revolving line of credit totaled $5.6 million, with payments of long-term debt of $274,000. In 2004, net borrowing from the revolving line of credit totaled $1.5 million and long-term debt payments were $305,000.

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

In order to increase the Company’s liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its wholly-owned subsidiary, Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005. In conjunction with this new loan facility, the Loan and Security Agreement and certain ancillary documents with Wachovia Capital Finance, dated January 23, 2004, was terminated. Borrowing under the revolving line of credit is included as short-term borrowings.

Under the new credit facility, subject to certain borrowing conditions, the Company may incur revolving loans and letter of credit issuances in an amount up to $15 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 6, 2007. As borrowers, the Company is required to meet certain covenants, including those which require minimum EBITDA levels, limit leverage and establish debt service requirementsThe interest rate on the line is at prime and there is a .25% unused line fee. Substantially all of the assets of the borrowers are pledged as security for this financing.

At December 31, 2005, the Company had letters of credit for $769,000 outstanding, primarily for casualty insurance collateral, under the new credit facility with an interest rate of 1.5%. At December 31, 2005 the credit availability was $1,876,000. The Company was in compliance with all covenants of the Loan and Security Agreement with Fifth Third Bank at December 31, 2005.

The Company's high level of debt could have important consequences, including, among others, the following:

– the inability of the Company's current cash generation level to support future interest and principal payments on the Company's existing indebtedness;

– inadequate cash for other purposes, such as capital expenditures and the Company's other business activities, since the Company may need to use all or most of the operating cash flow to pay principal and interest on its outstanding debt;

– making it more difficult for the Company to satisfy its contractual obligations;

– increasing the Company's vulnerability to general adverse economic and industry conditions;

– limiting the Company's ability to fund future working capital, capital expenditures or other general corporate requirements;

– placing the Company at a competitive disadvantage compared to the Company's competitors that have less debt relative to their operating scale;

– limiting the Company's flexibility in planning for, or reacting to, changes in the Company's business and its industry; and

– limiting, along with the financial and other restrictive covenants in the Company's indebtedness, among other things, the Company's ability to borrow additional funds, make acquisitions, dispose of assets or pay cash dividends.

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

The financial and other covenants under the revolving loan facility may limit operating flexibility and the Company's ability to obtain additional financing. The facility provides for certain financial and other covenants including affirmative and negative covenants with respect to, among others, accounts receivable, inventory, equipment and real property, insurance, indebtedness or guarantees, liens or other encumbrances, declaration or payment of dividends, sales of capital stock, assets or indebtedness, mergers, liquidations or dissolutions, loans, investments, minimum EBITDA, maximum capital expenditures, transactions with affiliates, changes in business, limitation of restrictions affecting subsidiaries of the Company, restrictions on activities of certain special purpose subsidiaries of the Company, maintenance of existence, payment of taxes and compliance with laws. Payment on the debt outstanding under the facility may be accelerated following certain events of default including, among others, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, dissolution or insolvency, commencement of bankruptcy or insolvency proceedings, rendering of judgment against Fansteel Inc., Wellman or certain specified obligors in excess of $100,000 in any one case or in excess of $250,000 in the aggregate, certain types of non-compliance by banks at which deposit accounts of Fansteel Inc. or Wellman are maintained or by financial institutions in possession of investment property of Fansteel Inc. or Wellman, uncured defaults under specified agreements or notes with entities other than Fifth Third Bank, the unenforceability, or a party challenging the enforceability, of a material provision of the revolving loan facility with respect to Fansteel Inc. or Wellman, the occurrence of certain specified events relating to the Employee Retirement Income Security Act of 1974 which results in a material adverse effect on the assets, business or prospects of Fansteel Inc. and Wellman taken as a whole, certain specified criminal indictments or threatened criminal indictments or the commencement of certain specified criminal or civil proceedings against Fansteel Inc. or Wellman, certain specified changes of control of the Company, and the occurrence of a material adverse change in the business or assets of Fansteel Inc., Wellman and certain specified obligors taken as a whole. Barring any unforeseen circumstances, the Company would not expect to breach any of the covenants of the revolving loan facility or default on the facility. However, the Company may have difficulty satisfying the covenants in the revolving loan facility and could default on the facility, which, if not cured (if there is an applicable cure period) or waived, could have a material adverse effect on the Company.

The Company's liquidity, including its ability to meet its ongoing operational obligations, is dependent upon, among other things, the Company's ability to (i) maintain adequate cash on hand, (ii) generate positive cash flow from operations, (iii) comply with the revolving loan facility, and (iv) achieve profitability

Critical Accounting Policies

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, ‘‘Inventory Costs.’’ The statement amends Accounting Research Bulletin (‘‘ARB’’) No. 43, ‘‘Inventory Pricing,’’ to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be ‘‘so abnormal as to require treatment as current-period charges.’’ SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of ‘‘so abnormal.’’ In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.’’ APB Opinion No. 29, ‘‘Accounting For Nonmonetary Transactions,’’ is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections’’ (‘‘SFAS 154’’). SFAS 154 replaces APB No. 20, ‘‘Accounting Changes’’ and SFAS No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements’’ and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impractical and for reporting a change when retrospective application is impractical. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an imbedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interest in securitized financial assets must be evaluated to identify interest containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

There were no new accounting pronouncements that the Company was required to adopt early upon the implementation of fresh start accounting.

Inflation

Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits. Significant portions of raw materials consumed by the Company are various steel alloys. Price increases were experienced in the twelve-month periods ended December 31, 2005 and December 31, 2004, following stable prices over the prior years. To offset these price increases, the Company began adding material surcharges in March 2004.

Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at December 31, 2005:

(In thousands)	Total	2006	2007	2008	2009	2010	After 2010
PBGC Note	$8,750	$750	$750	$750	$750	$1,150	$4,600
PA economic agencies notes	751	289	305	143	14	—	—
Operating leases	266	134	98	16	12	6	—
Revolving line	9,682	—	9,682	—	—	—	—
Letters of credit	769	—	769	—	—	—	—
Environmental liabilities	38,605	1,831	3,256	1,844	2,866	1,836	26,972
Total	$58,823	$3,004	$14,860	$2,753	$3,642	$2,992	$31,572

The above table excludes discounts of the long-term debt and environmental liabilities as well as any related interest.

The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules. A minimum annual funding of $1.4 million is required for environmental liabilities related to FMRI.

The revolving line of credit has a renewal date of January 15, 2007. The revolving line of credit requires immediate repayment from cash receipts. Borrowings can be made as needed, based on availability. The availability at December 31, 2005 was $1.9 million, compared with $1.0 million at December 31, 2004.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fansteel Inc.
Consolidated Statement of Operations

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004	Year Ended December 31, 2003
Net Sales	$56,347,505	$52,126,650	$2,695,857	$47,086,923
Cost and Expenses
Cost of products sold	47,536,300	42,616,209	2,381,551	38,239,192
Selling, general and administrative	6,549,611	6,760,799	492,141	7,367,356
	54,085,911	49,377,008	2,873,692	45,606,548
Operating Income (Loss)	2,261,594	2,749,642	(177,835)	1,480,375
Other Income (Expense)
Interest earned on accumulated cash resulting from Chapter 11 proceeding	—	—	—	62,822
Interest expense	(1,279,654)	(742,059)	(43,977)	(773,373)
Other	(52,033)	19,611	(7,198)	390,462
	(1,331,687)	(722,448)	(51,175)	(320,089)
Income (Loss) from Continuing Operations Before Reorganization Items and Income Taxes	929,907	2,027,194	(229,010)	1,160,286
Reorganization Items
Professional fees	—	(576,042)	(333,289)	(10,286,794)
US trustee fees	(72,000)	(106,250)	—	(140,500)
	(72,000)	(682,292)	(333,289)	(10,427,294)
Fresh Start Adjustments	—	—	43,455,000	—
Gain on Debt Discharge	—	—	15,048,000	—
Income (Loss) from Continuing Operations Before Income Taxes	857,907	1,344,902	57,940,701	(9,267,008)
Income Tax Benefit	—	—	—	—
Net Income (Loss) from Continuing Operations	857,907	1,344,902	57,940,701	(9,267,008)
Loss from Discontinued Operations	(2,279,295)	(5,105,867)	(108,758)	(5,660,412)
Net Income (Loss)	$(1,421,388)	$(3,760,965)	$57,831,943	$14,927,420
Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000	8,698,858	8,698,858
Basic and Diluted Net Income (Loss) per Share[a]
Continuing operations	$0.25	$0.39	$6.66	$(1.07)
Discontinued operations	(0.67)	(1.49)	(0.01)	(0.65)
Net income (loss)	$(0.42)	$(1.10)	$6.65	$(1.72)

[a]	Basic earnings per share and diluted earnings per share are the same.

See Notes to Consolidated Financial Statements

Fansteel Inc.
Consolidated Balance Sheet

	December 31, 2005	December 31, 2004
ASSETS
Current assets Cash and cash equivalents	$791,453	$7,597
Restricted cash	—	394,034
Accounts receivable, less allowance of $126,000 and $541,000 at December 31, 2005 and December 31, 2004, respectively	9,720,207	7,668,678
Inventories
Raw material and supplies	1,344,841	1,134,049
Work-in process	4,712,644	3,212,009
Finished goods	648,167	452,420
Total inventories	6,705,652	4,798,478
Other assets – current	1,227,153	1,509,106
Total current assets	18,444,465	14,377,893
Property, plant and equipment
Land	1,084,419	1,084,419
Buildings	5,108,331	4,784,363
Machinery and equipment	5,432,871	4,581,726
	11,625,621	10,450,508
Less accumulated depreciation	2,189,763	1,037,215
Net property, plant and equipment	9,435,858	9,413,293
Other assets
Deposits	879,950	1,193,946
Reorganization value in excess of amounts allocable to identified assets	12,893,734	12,893,734
Property held for sale	1,327,500	2,447,500
Other	223,047	121,649
Total other assets	15,324,231	16,656,829
	$43,204,554	$40,448,015

See Notes to Consolidated Financial Statements

Fansteel Inc.
Consolidated Balance Sheet

	December 31, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities
Accounts payable	$4,438,835	$6,025,129
Accrued liabilities	6,103,073	6,554,494
Short-term borrowings	9,681,872	4,108,457
Current maturities of long-term debt	1,039,290	1,024,175
Total current liabilities	21,263,070	17,712,255
Long-term debt	5,273,501	4,933,038
Other liabilities – environmental remediation	21,533,459	21,242,631
Total liabilities	48,070,030	43,887,924
Shareholders' equity (deficit)
Common stock, par value $0.01 Authorized 3,600,000 shares, issued and outstanding 3,420,000	34,200	34,200
Capital in excess of par value	296,314	296,314
Accumulated (deficit)	(5,182,353)	(3,760,965)
Other comprehensive income	—	—
Foreign currency translation	(13,637)	(9,458)
Total other comprehensive income	(13,637)	(9,458)
Total shareholders’ (deficit)	(4,865,476)	(3,439,909)
Total liabilities and shareholders' (deficit)	$43,204,554	$40,448,015

See Notes to Consolidated Financial Statements

Fansteel Inc.
Consolidated Statement of Shareholders’ Equity (Deficit)

	Common Stock	Capital in Excess of Par Value	Unamortized Cost of Restricted Stock Awards	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002 (Predecessor Company)	$21,747,145	$316,000	$—	$(46,547,064)	$(19,516,181)	$(44,000,100)
Net loss	—	—	—	(14,927,420)	—	(14,927,420)
Other comprehensive loss
Minimum pension liability adjustment	—	—	—	—	1,420,030	1,420,030
Foreign currency translation adjustment	—	—	—	—	(1,052)	(1,052)
Comprehensive loss						(13,508,442)
Balance at December 31, 2003 (Predecessor Company)	21,747,145	316,000	—	(61,474,484)	(18,097,203)	(57,508,542)
Net loss	—	—	—	(671,057)	—	(671,057)
Comprehensive loss	—	—	—	—	—	(671,057)
Balance prior to application of Fresh-Start Accounting	21,747,145	316,000	—	(62,145,541)	(18,097,203)	(58,179,599)
Cancellation of Predecessor Company equity and application of Fresh-Start accounting	(21,747,145)	(316,000)	—	62,145,541	18,097,203	58,179,599
Capitalization of Successor Company	34,200	296,314	—	—	(6,230)	324,284
Balance at January 23, 2004 (Successor Company)	34,200	296,314	—	—	(6,230)	324,284
Net loss	—	—	—	(3,760,965)	—	(3,760,965)
Other comprehensive loss
Foreign currency translation adjustment	—	—	—	—	(3,228)	(3,228)
Comprehensive loss						(3,764,193)
Balance at December 31, 2004 (Successor Company)	34,200	296,314	—	(3,760,965)	(9,458)	(3,439,909)
Net loss	—	—	—	(1,421,388)	—	(1,421,388)
Other comprehensive loss
Foreign currency translation adjustment	—	—	—	—	(4,179)	(4,179)
Comprehensive loss						(1,425,567)
Balance at December 31, 2005 (Successor Company)	$34,200	$296,314	$—	$(5,182,353)	$(13,637)	$(4,865,476)

See Notes to Consolidated Financial Statements

Fansteel Inc.
Consolidated Statement of Cash Flows

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004	Year Ended December 31, 2003
Cash Flows From Operating Activities:
Net income (loss)	$(1,421,388)	$(3,760,965)	$57,831,943	$(14,927,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,121,124	1,013,648	72,994	1,151,075
Accretion of debt discount	57,866	64,775	—	—
Fresh start adjustments	—	—	(43,455,000)	—
Gain on discharge of debt	—	—	(15,048,000)	—
Loss from discontinued operations	2,279,295	5,105,867	108,758	5,660,412
Net pension charge	—	—	—	2,103,639
Gain from disposals of property, plant and Equipment	—	(33,567)	—	(219,133)
Change in assets and liabilities:
(Increase) in accounts receivable	(1,674,377)	(501,120)	(321,198)	(963,772)
Decrease in income tax refunds receivable	—	61,700	—	276,229
(Increase) decrease in inventories	(1,907,174)	850,849	(280,153)	841,376
Decrease (increase) in other assets-current	275,351	(795,314)	79,568	1,543,023
(Decrease) increase in accounts payable and accrued liabilities	(1,269,597)	(2,451,199)	(95,945)	3,074,490
Increase (decrease) in liabilities subject to compromise	—	—	300,000	(2,250,132)
Increase (decrease) in income taxes payable	5,607	(48,638)	(8,272)	(1,599)
Decrease in other assets	212,598	173,765	765	255,738
Net cash used in operating activities	(2,320,695)	(320,199)	(814,540)	(3,456,074)
Cash Flows From Investing Activities:
Decrease (increase) in restricted cash	394,034	(394,034)	379,457	(11,027,477)
Proceeds from sale of property, plant and Equipment	—	34,000	—	311,773
Capital expenditures	(1,175,113)	(22,620)	(3,155)	(428,622)
Net cash (used in) provided by investing activities	(781,079)	(382,654)	376,302	(11,144,326)
Cash Flows From Financing Activities:
Proceeds from short-term borrowing	5,573,415	1,458,457	—	—
Payments on long-term debt	(274,175)	(305,123)	—	—
Net cash provided by financing activities	5,299,240	1,153,334	—	—
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	2,197,466	450,481	(438,238)	(14,600,400)
Cash Flows of Discontinued Operations: (Revised See Note 2)
Operating cash flows	(2,813,610)	(2,681,006)	149,819	383,547
Investing cash flows	1,400,000	2,052,611	—	12,472,391
Financing cash flows	—	(814,276)	(2,000)	(1,630,144)
Total Cash Flows of Discontinued Operations	(1,413,610)	(1,442,671)	147,819	11,225,794
Net Increase (Decrease) in Cash and Cash Equivalents	783,856	(992,190)	(290,419)	(3,374,606)
Cash and Cash Equivalents at Beginning of Period	7,597	999,787	1,290,206	4,664,812
Cash and Cash Equivalents at End of Period	$791,453	$7,597	$999,787	$1,290,206

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Fansteel Inc. and its subsidiaries (‘‘Fansteel’’ or the ‘‘Company’’) are manufacturers of engineered metal components using the sand castings, investment casting and powdered metal processes. Products manufactured are used in a variety of markets including automotive, energy, military and commercial aerospace, agricultural and construction machinery, lawn and garden equipment, marine, plumbing and electrical hardware industries.

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

Certain reclassifications have been made to prior periods’ financial statements to conform with the 2005 presentation.

Note 2 — Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all investments purchased with maturity of three months or less to be cash equivalents. At December 31, 2005 and December 31, 2004, the Company had not purchased any investments with maturity of three months or less.

Receivables

Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts. The Company records such allowances based on a number of factors, including historical trends and specific customer liquidity.

Inventories

Starting January 23, 2004, inventories are valued at the lower of cost, determined on the ‘‘first-in, first-out’’ (FIFO) basis, or market. Prior to January 23, 2004, substantial portions of the inventories were valued at lower of cost, determined on the ‘‘last-in, last-out’’ (LIFO) basis, or market. Costs include direct material, labor and applicable manufacturing overhead.

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

Reorganization Items

Excess reorganization value represents the excess of the Successor Company’s enterprise value over the aggregate fair value of the Company's tangible and identifiable intangible assets and liabilities at January 23, 2004. Although excess reorganization value is not amortized, it is evaluated annually or when events or changes occur that suggest an impairment in carrying value.

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

Cash Flow Statements

In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Stock-Based Compensation

In accounting for stock-based employee compensation, the Company uses the intrinsic-value method specified in Accounting Principles Board Opinion (‘‘APB’’) No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Shown below are net income (loss) and basic and diluted earnings (loss) per share as reported and adjusted to reflect the use of the fair-value method in determining stock-based compensation costs, as prescribed in SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’

	Successor Company		Predecessor Company
(Dollars in millions, except for earnings per-share)	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004	Year Ended December 31, 2003
Net income (loss) as reported	$(1,421,388)	$(3,760,965)	$57,831,943	$(14,927,420)
Deduct: Total stock based compensation expense determined under the fair value based method, net of related tax effect	—	—	—	—
Pro forma – net income (loss)	$(1,421,388)	$(3,760,965)	$57,831,943	$(14,927,420)
Basic/diluted income (loss) per share
As reported	$(0.42)	$(1.10)	$6.65	$(1.72)
Pro forma	$(0.42)	$(1.10)	$6.65	$(1.72)

Earnings (Loss) per Share

Statement of Financial Accounting Standards (SFAS) No. 128, ‘‘Earnings per Share’’ requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. Basic and diluted earnings per share are computed in Note 5.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, ‘‘Inventory Costs.’’ The statement amends Accounting Research Bulletin (‘‘ARB’’) No. 43, ‘‘Inventory Pricing,’’ to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be ‘‘so abnormal as to require treatment as current-period charges.’’ SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of ‘‘so abnormal.’’ In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.’’ APB Opinion No. 29, ‘‘Accounting For Nonmonetary Transactions,’’ is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections’’ (‘‘SFAS 154’’). SFAS 154 replaces APB No. 20, ‘‘Accounting Changes’’ and SFAS No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements’’ and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impractical and for reporting a change when retrospective application is impractical. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an imbedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interest in securitized financial assets must be evaluated to identify interest containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform with the 2005 presentation.

Note 3 — Reorganization and Emergence From Chapter 11

On January 15, 2002 (the ‘‘Petition Date’’), Fansteel Inc. and eight of its then subsidiaries (collectively, the ‘‘Filing Debtors’’) filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. After the Petition Date, the Predecessor Company (referring to the Company prior to the Effective Date) continued to operate its business and manage its affairs as debtor-in-possession (‘‘DIP’’) with court approval for transactions outside the ordinary course of business. The Chapter 11 case with respect to a former subsidiary, Fansteel Schulz Products, Inc. (‘‘Schulz’’), was dismissed on November 27, 2002 pursuant to a bankruptcy court-approved sale by Fansteel Inc. of all of the stock of Schulz. By order dated December 23, 2003, the U.S. Bankruptcy Court for the District of Delaware (the ‘‘Court’’) confirmed the Second Amended Joint Reorganization Plan (the ‘‘Plan’’). All the Filing Debtors other than Schulz (collectively, the ‘‘Debtors’’) emerged from Chapter 11 of the U.S. Bankruptcy Code on January 23, 2004 (the ‘‘Effective Date’’).

As of the Effective Date, all common stock and options to purchase common stock of the Predecessor Company were canceled.

Pursuant to the Plan, on the Effective Date, the Company filed an amended and restated certificate of incorporation authorizing new shares of common stock, par value $.01 per share of the Company (‘‘New Common Stock’’). The Plan authorized the issuance of 3,600,000 shares of New Common Stock. Holders of allowed general unsecured claims against the Debtors were entitled by the Plan to receive approximately 50% stock ownership of the reorganized Company. The Pension Benefit Guarantee Corporation (the ‘‘PBGC’’) received approximately 21% of the common stock being issued in the reorganization as part of the settlement of its claims related to the under-funding of the Predecessor Company's now-terminated Consolidated Employees' Pension Plan (the ‘‘Pension Plan’’), a defined benefit pension plan covered under Title IV of the Employee Retirement Income Security Act (‘‘ERISA’’). The stockholders of the Predecessor Company are entitled by the Plan to receive approximately 24% of the New Common Stock. All of the foregoing percentages are pursuant to the Plan, subjected to dilution by the 5% of New Common Stock reserved for an employee stock plan.

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

The Plan also provided for settlement of various existing and potential environmental claims and obligations of the Debtors. In particular, the Plan provided for the following treatment of environmental claims and obligations with respect to the various properties as set forth below in full satisfaction and release of all such environmental claims against and obligations of any Debtor or its successors:

a.    Holders of environmental claims and/or obligations arising from or with respect to the property at Number Ten Tantalum Place, Muskogee, Oklahoma (the ‘‘Muskogee Facility’’) shall receive and/or be the beneficiaries of the remediation of the Muskogee Facility to be undertaken by FMRI, Inc. (‘‘FMRI’’), one of the special purpose subsidiaries of the Company formed pursuant to the Plan. FMRI (and not Fansteel Inc.), pursuant to an Amended Decommissioning Plan and an Amended License (collectively, the ‘‘NRC License’’) issued by the Nuclear Regulatory Commission (the ‘‘NRC’’), is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken with respect to the Muskogee Facility. Pursuant to the Plan, the operations of FMRI are to be funded primarily by the proceeds of certain non-interest bearing notes issued and/or to be issued to FMRI by Fansteel Inc. as follows:

i.	A $30.6 million unsecured note maturing December 31, 2013 payable with mandatory minimum semi-annual payments of $700,000, an additional mandatory annual payment, based on excess available cash flow, if any, with the maximum additional mandatory annual payment capped at $4 million, and the net proceeds of recoveries by Fansteel, if any, on certain insurance claims; and

ii.	A $4.2 million unsecured note to cover estimated costs of groundwater treatment and monitoring to be completed to a standard to be agreed upon between FMRI and the NRC, maturing December 31, 2023 with annual payments of approximately $282,000 commencing on or about January 1, 2009 until maturity; and

iii.	An unsecured contingent note in an amount, to the extent necessary and as to be determined following further site characterization, reflecting additional costs to remediate soils in excess of costs estimated in the Amended Decommissioning Plan and the NRC License and treat/monitor groundwater. If an FMRI contingent note is required, it is anticipated that it would be issued in 2012.

Pursuant to the Plan, FMRI could draw up to $2 million from an existing decommissioning trust established in accordance with the Amended Decommissioning Trust Agreement with the NRC. The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million and provided certain terms and conditions are satisfied. Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust. On April 13, 2005, the decommissioning trust was amended, with the consent of the NRC, to allow additional draws of up to $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan. The amounts of these additional draws are dependent upon, among other things, the weight of material disposed of offsite at the approved disposal site. In the second quarter of 2005, FMRI drew an additional $500,000 from the Trust. In the third quarter of 2005, FMRI drew an additional $1,160,000 from the Trust. In 2005, Fansteel prepaid $771,000 to FMRI from net insurance proceeds, which FMRI used to reduce amounts owing to the Trust.

The NRC was also granted a pledge on the proceeds from any of the FMRI notes and benefits from an indemnity in its favor from FMRI Inc. with respect to Fansteel Inc.'s obligations under the notes.

b.    Holders of environmental claims and/or obligations arising from or with respect to the property at Number One Tantalum Place, North Chicago, Illinois (the ‘‘North Chicago Facility’’) shall receive and/or be the beneficiaries of the remediation of the North Chicago Facility to be undertaken by North Chicago, Inc. (‘‘NCI’’), one of the special purpose subsidiaries formed pursuant to the Plan, in accordance with the North Chicago Consent Decree. Pursuant to the Plan, the North Chicago Facility, consisting of Fansteel's real property and other assets associated with its operation, was transferred to NCI on the Effective Date. NCI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken with respect to the North Chicago Facility. The operations of NCI were to be funded primarily from proceeds of certain non-interest bearing notes issued and/or to be issued to NCI by Fansteel Inc. as follows:

i.	A $2.17 million unsecured note maturing December 31, 2013 with payments matched to correspond to NCI's anticipated expenditures for remediation costs of the North Chicago Facility; and

ii.	An unsecured contingent note of up to $500,000, to be issued in the future, if the costs of performing the response actions at the North Chicago Facility will exceed $2,025,000.

On November 13, 2003 the City of North Chicago (the ‘‘City’’) and Fansteel executed an option agreement (the ‘‘Option’’) allowing the City to acquire the North Chicago Facility for $1.4 million. The City had until August 31, 2004 to exercise the Option. Upon exercise of the Option, NCI was obligated under the Plan to transfer any funds received from the City to the United States Environmental Protection Agency (the ‘‘EPA’’) and was released from any and all of its obligations to implement the North Chicago response action under the North Chicago Consent Decree, subject to completing the environmental engineering/cost analysis report, and any outstanding notes issued and the obligation to issue the above-described contingent note by the Company to NCI was to be cancelled. In addition, the Company was obligated to issue and deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. On December 31, 2004, the City did notify NCI that it was exercising its option. On March 7, 2005, NCI sold the real property to the City, transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. The NCI Notes (including the obligation to issue a contingent note) were canceled, and the City entered into a six-month lease with monthly renewals at the same terms with Fansteel Inc. with respect to portions of the North Chicago Facility. In July, 2005 Fansteel prepaid $147,000 to the outstanding note issued to the EPA from net insurance proceeds received. On December 7, 2005, the Company ended its lease with the City for portions of the North Chicago Facility.

c.    Holders of environmental claims and/or obligations arising from or with respect to the property at 203 Lisle Industrial Road, Lexington, Kentucky (the ‘‘Lexington Facility’’), shall receive and/or be the beneficiaries of the remediation of the Lexington Facility to be undertaken by FLRI, Inc. (‘‘FLRI’’), a special purpose subsidiary formed pursuant to the Plan. Pursuant to the Plan, the Lexington Facility, consisting of Fansteel's real property and other assets associated with the operation, was transferred to FLRI on the Effective Date. FLRI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Lexington Facility and the operations of FLRI are to be funded primarily by:

i.	A $1.78 million unsecured, non-interest bearing note maturing December 31, 2013 issued by Fansteel Inc. to FLRI with payments matched to correspond to FLRI's anticipated expenditures for remediation costs; and

ii.	A contingent note, to be issued in the future, in an amount to be determined by FLRI following completion of the site characterization (expected to be completed by March 31, 2006) and sufficient to fund any remaining costs of remediation that may exist.

d.    Holders of environmental claims and/or obligations arising from or with respect to the property at 801 Market Street, Waukegan, Illinois (the ‘‘Waukegan Facility’’), shall receive and/or be the beneficiaries of the remediation of the Waukegan Facility to be undertaken by Waukegan, Inc. (‘‘WI’’), one of the special purpose subsidiaries formed pursuant to the Plan. Pursuant to the Plan, the Waukegan Facility, consisting of Fansteel's real property and other assets associated with the operations was transferred to WI. WI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Waukegan Facility and the operations of WI were to be funded by the proceeds of a $1.25 million unsecured, non-interest bearing note maturing December 31, 2013 issued by the Company to WI with payments matched to correspond to WI's anticipated expenditures for remediation costs. During June 2004, WI sold the Waukegan Facility to Ampsky & Associates, LLC (‘‘Ampsky’’) for approximately $100,000 in cash and the assumption/indemnification by Ampsky of all environment claims and obligations. As a result, the Company's $1.25 million note has been extinguished.

e. The remaining environmental claims and obligations arising from or related to Fansteel's (i) Li Tungsten site Superfund Site in Glen Cove, New York, (ii) Old Southington Landfill Site in Southington, Connecticut and (iii) Operating Industries, Inc. Superfund Site in Monterrey Park, California are each subject to an EPA Federal Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’) Potentially Responsible Parties (‘‘CERCLA PRP’’) Settlement Agreement approved by order of the Court entered on November 17, 2003. In full satisfaction of such claims and obligations under the Plan, the holders of such claims received a pro rata share of the cash distribution to holders of general unsecured claims as if such parties held allowed general unsecured claims of: $132,000 (Polychlorinated Biphenyls or ‘‘PCB’’ Treatment), $460,898 (Operating Industries), $25,000 (Li Tungsten), and $100,000 (Old Southington), and certain proceeds, if any, net of insurance recoveries.

f. Substantially all of the environmental claims and obligations associated with the facility owned and operated by Wellman located at 1746 Commerce Road, Creston, Union County, Iowa (the ‘‘Iowa Facility’’) have been resolved in accordance with the Administrative Order on Consent by and between Wellman Dynamics Corp., a subsidiary of the Company (‘‘Wellman’’) and the EPA, approved by order of the Court on November 4, 2003. The Administrative Order on Consent provides for EPA approval of a work plan for Wellman to characterize the extent of any contamination associated with certain Solid Waste Management Units (‘‘SWMUs’’) and to evaluate alternatives to remediate any residual contamination associated with SWMUs in accordance with Wellman's on-going obligations under the Resource Conservation and Recovery Act of 1976 and the Waste Disposal Amendments of 1984 (collectively, ‘‘RCRA’’) at the Iowa Facility. Wellman estimates the costs associated with the closure activities for the SWMUs will aggregate approximately $2,166,000 through 2009. Environmental liabilities are estimated to be funded from the cash flow generated by operations of Wellman.

Note 4 — Basis of Presentation and Fresh Start Accounting

The Company accounted for the consummation of the Plan as of January 23, 2004, coinciding with the end of its January reporting period for financial reporting convenience purposes.

The Company adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7, ‘‘Financial Reporting by Entities in Reorganization under the Bankruptcy Code’’. In accordance with the principles of fresh start accounting, the Company has adjusted the value of its assets and liabilities to their fair values as of the Effective Date with the excess of the Company's value over the fair value of its tangible and identifiable intangible assets and liabilities reported as excess reorganization value in the consolidated balance sheet.

Fresh-Start accounting requires that the reorganization value be allocated to the entity's net assets in conformity with procedures specified by APB No. 16, ‘‘Business Combinations,’’ as superseded by

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations’’ (‘‘SFAS No. 141’’). The Company engaged independent appraisers to assist in the allocation of the reorganization value to the reorganized Company's assets and liabilities by determining the fair market value of its property, equipment, and intangibles.

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

The calculated reorganization value was based on a variety of estimates and assumptions about circumstances and events not all of which have taken place to date. These estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the Company’s control. In addition to relying on management's projections, the valuation analysis made a number of assumptions including, but not limited to, a successful and timely reorganization of the Company's capital structure and the continuation of current market conditions through the forecast period.

The effects of the Plan and the application of fresh start accounting on the Company's pre-confirmation consolidated balance sheet are as follows (in thousands):

	Predecessor Company January 23, 2004	Reorganization Adjustments		Fresh Start Adjustments		Successor Company January 23, 2004
Current assets:
Cash	$702	$298	(a)(b)	$—		$1,000
Restricted cash	12,998	(12,998	)(a)	—		—
Accounts receivable	8,352	(341	)(b)	—		8,011
Inventories	5,652	—		751	(c)	6,403
Other assets – current	921	(166	)(d)	—		755
Total current assets	28,625	(13,207)		751		16,169
Net property, plant & equipment	10,133	—		2,888	(e)	13,021
Reorganization value in excess of amounts allocable to identifiable assets	—	—		12,894	(f)	12,894
Other assets – long term	9,275	—		(664	)(g)	8,611
Total assets	$48,033	$(13,207)		$15,869		$50,695
Current liabilities
Accounts payable	$6,111	$317	(h)	$—		$6,428
Accrued liabilities	8,412	892	(h)	—		9,304
Accrued income taxes	9	328	(h)	—		337
Short-term borrowings	—	2,650	(a)	—		2,650
Current maturities of Long-term debt	24	1,055	(h)	—		1,079
Total current liabilities	14,556	5,242		—		19,798
Long-term debt	42	9,775	(h)	(4,474	)(i)	5,343
Environmental remediation	1,174	47,168	(j)	(23,112	)(j)	25,230
Liabilities subject to compromise	90,440	(90,440	)(k)	—		—
Shareholders' equity (deficit)	(58,179)	15,048		43,455		324
Total liabilities and equity	$48,033	$(13,207)		$15,869		$50,695

Adjustments reflected in the consolidated balance sheet are as follows (in dollars):

(a)	In accordance with the Plan, the Company made a cash settlement with the general unsecured creditors that included payout from the restricted cash of $12,300,000 to the benefit of general unsecured creditors and $698,000 to the Company. The Company also distributed $3,100,000 for the benefit of the general unsecured creditors with $450,000 from cash and short-term borrowing of $2,650,000.

(b)	Accounts receivables were reduced to reflect the $300,000 note receivable payment related to the sale of certain operations, of which $250,000 was distributed for the benefit of general unsecured creditors and $50,000 to the Company. The income tax refund receivable was reduced by $41,000 to net realizable value.

(c)	Inventories have been valued at fair market value. All ‘‘last-in, first-out’’ (LIFO) reserves have been eliminated.

(d)	Loan issuance costs related to the DIP line of credit were eliminated.

(e)	Property, plant and equipment have been adjusted to reflect the fair value of the assets based on independent appraisals.

(f)	The Successor Company has recorded reorganization value in excess of amounts allocable to identifiable assets in accordance with SFAS No. 141.

(g)	The unamortized balance of goodwill of $2,207,000 for the Predecessor Company and the unamortized balance for landfill closure at its Wellman Dynamics subsidiary for $989,000 have been eliminated. The Company recorded $2,532,000 for property held for sale related to discontinued operations based on current purchase offers or independent appraisals.

(h)	Certain liabilities that were subject to compromise have been recorded as assumed.

(i)	Long-term debt has been discounted to its present value of the $9.5 million, non-interest bearing 10-year note due to the PBGC.

(j)	Environmental remediation was adjusted to include the assumption of $47.2 million of liabilities subject to compromise and fresh start adjustment in reorganization to discount the liability to its present value based on the estimated timing of the future cash expenditures.

(k)	Liabilities subject to compromise have been eliminated to reflect settlement of the claims for cash and the issuance of common stock in the reorganized company as well as the assumptions by the Successor Company.

As part of fresh start accounting, liabilities subject to compromise in the amount of $31 million were written off as part of the discharge of debt in the bankruptcy. These liabilities consisted of the following:

January 23, 2004
Accounts payable	$9,646,000
Long-term debt	6,632,000
Environmental	523,000
Pension	14,104,000
Total liabilities subject to compromise discharged	$30,905,000

Note 5 — Earnings (Loss) per Share

SFAS No. 128, ‘‘Earnings per Share’’ requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Successor Company		Predecessor Company
Numerator:	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004	Year Ended December 31, 2003
Net income (loss)	$(1,421,388)	$(3,760,965)	$57,831,943	($14,927,420)
Denominator:
Denominator for basic earnings per share – weighted average shares	3,420,000	3,420,000	8,698,858	8,698,858
Effect of dilutive securities
Employee stock options	—	—	—	—
Employee restricted stock	—	—	—	—
Dilutive potential common Shares	3,420,000	3,420,000	8,698,858	8,698,858
Basic earnings per share	$(0.42)	$(1.10)	$6.65	($1.72)
Diluted earnings per share	$(0.42)	$(1.10)	$6.65	($1.72)

Outstanding options to purchase shares of common stock were 364,467 at December 31, 2003, but were not included in the computation of diluted earnings per share because they would be anti-dilutive.

As discussed in Note 3, the Company emerged from Chapter 11 protection on January 23, 2004 and has a reorganized equity structure. In particular, implementation of the Plan resulted in the cancellation of all of the shares of the Predecessor Company's common stock and options that were outstanding prior to the Effective Date and the issuance of New Common Stock as of the Effective Date.

Note 6 — Discontinued Operations including Certain Environmental Remediation

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

During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility. Pursuant to the Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility (see Note 3). In December 2003, the NRC approved the issuance of an amended NRC License and related decommissioning plan to FMRI. At December 31, 2004, the liability for the environmental remediation decreased from $41.6 million to $37.2 million due to planned spending for remediation, safety and security and the recorded discounted liability, using a discount rate of 11.3%, was $19.8 million. At December 31, 2005, the gross estimated liability was $32.5 million and the recorded discounted liability, using a discount rate of 11.3%, was $17.3 million. In June 2005 and August 2005, the Company received insurance recoveries from its insurers of which $764,000 and $4,000, respectively, of net insurance recoveries were allocated for a prepayment of the inter-company FMRI $30.6 million note, which in turn was used to reduce its borrowing from the Decommissioning Trust.

In September 2000, the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the ‘‘Vacant Lot Site’’). The Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003. The proposed remedial actions at the North Chicago Facility were estimated to cost $2.17 million, for which a liability was recorded at January 23, 2004. At December 31, 2004, the gross estimated liability was $2.0 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.7 million. On March 7, 2005, NCI sold the real property to the City of North Chicago (the ‘‘City’’), transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. At December 31, 2005, the gross estimated liability was $0.4 million and the recorded discounted liability, using a discount rate of 11.3%, was $0.3 million. In June 2005, the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a prepayment of the note delivered to the EPA.

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds (‘‘VOCs’’) and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility. To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare. In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet (‘‘KNREPC’’) requested that Fansteel submit a plan for further characterization of the facility. Fansteel submitted a letter to the KNREPC in June 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Plan now owns the Lexington facility. FLRI anticipates implementing the Site Characterization Plan in 2006 and has estimated $1.78 million to perform the remedial activities and a liability in that amount was recorded at January 23, 2004. At December 31, 2004 the gross estimated liability was $1.6 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.2 million. At December 31, 2005, the gross estimated liability was $1.3 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.1 million. In June 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1.78 million note.

The buildings at the former Waukegan Facility have been demolished and only foundations remain. As part of the Predecessor Company’s environmental audit, soil and groundwater samples were collected in 1998, which revealed the presence of petroleum and PCBs in the soils and groundwater. While the contamination does not pose an imminent threat to health, safety or welfare, remediation will be required to satisfy the Illinois Environmental Protection Agency Tiered Approach to Corrective Action Objectives, (‘‘TACO’’) cleanup standards. The Company estimated that the cost to remediate the site to achieve TACO standards will be $1.25 million, for which a liability was recorded at January 23, 2004. On June 29, 2004, WI sold its only asset consisting of land in Waukegan, IL, for $100,000 in cash and the assumption by the buyer of all environmental remediation of the site. The estimated cost of remediation was $1,250,000 to be expended within 9 years. Fansteel Inc. was to fund the cleanup through an unsecured note payable to WI maturing on December 31, 2012. WI was a 100% owned special purpose subsidiary organized as part of the plan of reorganization that was effective January 23, 2004 for the purpose of environmental remediation of the property owned in Waukegan, Illinois. In connection with the sale of this property, the buyer provided a standby letter of credit for $1,250,000 as financial assurance to the City of Waukegan for remediation. As part of the sale, the Department of Justice on behalf of the U.S. Government, pursuant to a settlement agreement, agreed to the buyer's assumption of all of the environmental obligations of WI and the cancellation of the note payable from Fansteel Inc. to WI. In the second quarter 2004, a gain of $773,000 was recognized due to the elimination of the environmental liabilities on the site as part of the sale.

Actual costs to be incurred in future periods to decommission the above sites may vary, which could result in adjustment to future accruals, from the estimates, due to, among other things, assumptions related to the quantities of soils to be remediated and inherent uncertainties in costs over time of actual disposal.

On December 31, 2004, Fansteel Inc. sold substantially all of the assets (including, but not limited to, machinery and equipment, raw material items, work-in-process items, finished goods items, receivables, machinery and equipment contracts, customer contracts and supplier contracts, but excluding real estate, fixtures and certain other assets) of the division of the Company known as ‘‘Washington Manufacturing’’ (the ‘‘Washington Division’’) to Whitesell Corporation (‘‘Whitesell’’), a

customer of the Washington Division, for consideration consisting of a combination of (i) cash (in the initial amount of approximately $2.0 million, subject to post-closing adjustment) and (ii) the assumption by Whitesell of certain liabilities of the Washington Division (in the initial amount of approximately $1.0 million, determined in accordance with U.S. generally accepted accounting principles consistently applied, subject to post-closing adjustment) (collectively, the ‘‘Washington Sale’’). A loss of $1.6 million was recognized in the fourth quarter 2004 from this sale.

On December 30, 2004, Wachovia Capital Finance consented to the Company’s entry into its agreement with Whitesell and agreed to release its security interest in the assets specified in such agreements to be sold by the Company to Whitesell, subject to the satisfaction of certain conditions precedent, including, without limitation, that all of the cash proceeds to the Company of the Washington Sale (net of certain transaction expenses and payments to secured claim holders) be applied to the payment of outstanding indebtedness under the revolving loan facility. On December 31, 2004, as contemplated by Wachovia Capital Finance’s consent, approximately $1.75 million of the cash proceeds to the Company of the Washington sale were applied by the Company to the repayment of outstanding indebtedness under the revolving loan facility.

In fourth quarter 2003, the Company sold its Hydro Carbide and California Drop Forge operations, certain other assets located in the Company’s Lexington, Kentucky and Plantsville, Connecticut facilities and substantially all of the assets of Phoenix Aerospace to an entity affiliated with certain Directors in accordance with the reorganization plan approved by the Bankruptcy Court. Net proceeds for this sale were $12,206,000 and a loss of $1,858,000 was recognized.

In a separate transaction, in accordance with the approved reorganization plan approved by the bankruptcy court, the Company sold real property, equipment and trademarks of the Plantsville, Connecticut facility in the fourth quarter of 2003 with net cash proceeds of $890,000 and a loss of $110,000.

The operations described above are classified as discontinued operations for all periods presented.

Results for discontinued operations were as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004	Year Ended December 31, 2003
Gain (loss) on dispositions	$(128,940)	$(829,584)	$—	$(1,968,000)
Loss from operations	(2,150,355)	(4,276,283)	(108,758)	(3,692,412)
Loss from discontinued operations	$(2,279,295)	$(5,105,867)	$(108,758)	$(5,660,412)

Summarized financial information for discontinued operations is as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004	Year Ended December 31, 2003
Net sales	$—	$8,381,939	$567,410	$43,830,446
Cost of sales	—	8,293,891	589,624	43,256,449
Selling and administrative expenses	—	1,231,732	86,544	6,450,660
Provision (benefit) from environmental liabilities	—	—	—	700,000
Other expense	2,150,355	3,132,599	—	839,146
(Loss) income before income taxes	(2,150,355)	(4,276,283)	(108,758)	(7,415,809)
Income tax provision (benefit)	—	—	—	(3,723,397)
Net loss from operations	$(2,150,355)	$(4,276,283)	$(108,758)	$(3,692,412)

At January 23, 2004 and December 31, 2003, net assets of discontinued operations for the Predecessor Company were $0 and $73,504, respectively. After the fresh start adjustments were applied on January 23, 2004, liabilities of discontinued operations for the Successor Company consisted primarily of environmental remediation and the note due to the PBGC.

The 2003 tax benefit for discontinued operations represents a reduction in deferred tax asset valuation allowances as a result of realization in 2003 of discontinued operations environmental remediation net operating losses carried back beyond the regular carry back period under special tax loss rules.

Note 7 — Property Held for Sale

The Company is pursuing the sale of its Lexington Facility. During the fresh start reporting process, the land and buildings held for sale were adjusted to their estimated fair value based upon the estimated fair value as determined by third party appraisals.

The North Chicago property that had been held for sale was sold March 2005. The carrying value of the properties held for sale as of December 31, 2005 and December 31, 2004 are detailed below:

	December 31, 2005	December 31, 2004
Lexington facility	$1,327,500	$1,327,500
North Chicago property	—	1,120,000
Total property held for sale	$1,327,500	$2,447,500

Note 8 — Accrued Liabilities

Accrued liabilities include the following at:

	December 31, 2005	December 31, 2004
Payroll and related costs	$1,521,339	$1,422,038
Taxes	396,974	387,319
Profit sharing	596,202	604,002
Insurance	2,913,347	2,669,009
Environmental and Waste Disposal	196,000	196,000
Professional fees	256,126	827,124
Other	223,085	449,002
	$6,103,073	$6,554,494

Note 9 — Other Environmental Remediation

Wellman Dynamics Corporation (‘‘Wellman’’), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation (‘‘RFI’’) for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study (‘‘CMS’’) to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman. Wellman has estimated that the cost for conducting the RFI/CMS will be $2,147,000 from 2005 to 2009. At December 31, 2004 the gross estimated liability was $2.1 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.6 million. At December 31, 2005 the gross estimated liability was $ 2.1 million and the recorded discounted liability, using a discount rate of 11.3%, was $1.8 million.

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand. It is anticipated, based upon recent projections by third party consultants, that Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2004 and December 31, 2005 was $445,000 and $495,000, respectively.

In October 2000, Fansteel provided the Iowa Department of Health (the ‘‘IDPH’’) with a ‘‘Historical Site Assessment’’ that identified uranium and thorium concentrations at the site. The

IDPH required Wellman to perform a Risk Assessment (‘‘RA’’) to determine whether the thorium-containing materials are a threat to human health or the environment. Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment. Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill. However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time. The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2004 and December 31, 2005 was $422,000 and $467,000, respectively.

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

Note 10 — Debt

Short-term borrowings consisted of the following:

	December 31, 2005	December 31, 2004
Revolving line of credit	$9,681,872	$4,108,457
Total short-term borrowings	$9,681,872	$4,108,457

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

In order to increase the Company’s liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its wholly-owned subsidiary, Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005. In conjunction with this new loan facility, the Loan and Security Agreement and certain ancillary documents with Wachovia Capital Finance, dated January 23, 2004, was terminated. Borrowing under the revolving line of credit is included as short-term borrowings.

Under the new credit facility, subject to certain borrowing conditions, the Company may incur revolving loans and letter of credit issuances in an amount up to $15 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 6, 2007. As borrowers, the Company is required to meet certain covenants, including those which require minimum EBITDA levels, limit leverage and establish debt service requirements. The interest rate on the line is at prime and there is a .25% unused line fee. Substantially all of the assets of the borrowers are pledged as security for this financing.

At December 31, 2005 the Company had letters of credit of $769,000 for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. At December 31, 2005 the credit availability was $1,876,000. The Company was in compliance with all covenants of the Loan and Security Agreement with Fifth Third Bank at December 31, 2005.

Long-term debt consisted of the following:

	December 31, 2005	December 31, 2004
PBGC, non-interest bearing ten-year note, due from 2004 to 2013 (net of an imputed discount of $3,117,152 at December 31, 2005 and $3,689,040 at December 31, 2004)	$5,632,848	$5,060,960
Loans from various Pennsylvania economic agencies with interest rates ranging from 2.0% to 5.5%, due from 2008 to 2009	679,943	896,253
	6,312,791	5,957,213
Less current maturities	1,039,290	1,024,175
Total long-term debt	$5,273,501	$4,933,038

The Pension Benefit Guarantee Corporation note is collateralized by land, building and equipment located in Mexico with a book value of $1,704,000 at December 31, 2005. The Pennsylvania long-term debt is collateralized by machinery and equipment with a net book value of $670,000 at December 31, 2005.

In accordance with SOP 90-7, the above debt for December 31, 2004 and December 31, 2005 has been discounted using an imputed interest rate of 11.3%.

The aggregate maturities for long-term debt for the five years after December 31, 2005 are $1,039,000, $1,055,000, $893,000, $764,000 and $1,164,000, respectively.

Note 11 — Income Taxes

Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Valuation allowances are established in accordance with provisions of FASB Statement No. 109 ‘‘Accounting for Income Taxes’’. The valuation allowances are attributable to federal and state deferred tax assets.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2005	December 31, 2004
Deferred tax assets – current:
Self insurance accruals	$428,483	$1,012,997
Vacation accruals	235,327	223,153
State income taxes	(43,477)	(76,897)
Allowance for doubtful accounts receivable	42,044	61,553
Other	86,740	43,550
Valuation allowance	(749,117)	(1,264,356)
	$—	$—

	December 31, 2005	December 31, 2004
Deferred tax assets (liabilities) – non current:
Environmental costs	$6,561,031	$9,565,064
Pensions	2,020,567	174,903
Tax depreciation in excess of book	1,142,576	(1,871,585)
Reorganization costs	(4,686,820)	806,318
Federal income tax net operating loss	5,855,580	7,140,526
Other	659,594	59,476
	11,552,528	15,874,702
State income tax net operating loss
Carry-forwards	1,571,578	75,049
State income taxes	(443,991)	2,984,237
	1,127,587	3,059,286
Valuation allowances	(12,680,115)	(18,933,988)
	$—	$—

At December 31, 2005 and December 31, 2004, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $18.8and $17.2 million, respectively that expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards as the net operating loss carry-forwards are not anticipated to be realized before expiration.

Details of the provision (benefit) for income taxes related to continuing operations in the consolidated statement of operations are as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004	Year Ended December 31, 2003
Current taxes
Federal	$(509,000)	$(949,000)	$4,196,000	$(136,000)
Foreign	104,000	118,000	8,000	136,000
State	(96,000)	17,000	18,000	—
	(501,000)	(814,000)	4,222,000)	—
Deferred income taxes
Federal	58,000	733,000	(7,324,000)	(4,100,000)
State	3,000	368,000	(3,673,000)	(437,000)
Federal net operating loss Carry-forward used	501,000	814,000	(4,222,000)
Valuation allowances	(61,000)	(1,101,000)	10,997,000	4,537,000
	501,000	814,000	(4,222,000)	—
Income taxes – continuing operations	$—	$—	$—	$—

A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate to continuing operation loss before income tax provision is as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004	Year Ended December 31, 2003
Income tax provision at statutory rate	$(540,000)	$457,000	$19,700,000	$(4,132,000)
Add:
State income taxes, net of Federal income tax provision	—	—	—	—
Change in valuation allowances	(61,000)	(1,101,000)	10,997,000	4,537,000
Fresh start adjustments and gain on discharge of debt	—	—	(26,482,000)	—
Federal net operating loss Carry-forward used	501,000	814,000	(4,222,000)	—
Other, net	100,000	(170,000)	7,000	(405,000)
Total income tax provision	$—	$—	$—	$—

Income taxes paid for each of the three years in the period ended December 31, 2005 amounted to $2,000, $8,000, and $58,000, respectively. Income tax refunds in the three year period ended December 31, 2005 amounted to $0, $9,000, and $3,786,000, respectively. No income taxes were paid or refunded in the one month period ended January 23, 2004.

Note 12 — Lease Commitments

The Company leases data processing, transportation and other equipment, as well as certain facilities, under operating leases. Such leases do not involve contingent rentals, nor do they contain significant renewals or escalation clauses. Total minimum future rentals under non-cancelable leases at December 31, 2005 were $266,000, including $134,000 in 2006, $98,000 in 2007, $16,000 in 2008, $12,000 in 2009, and $6,000 in 2010 and thereafter. Rental expense was $265,000 in 2005, $250,000 in 2004, and $602,000 in 2003.

Note 13 — Retirement Plans

The Company had three non-contributory defined benefit plans. The purchaser of the Hydro Carbide operation in November 2003 assumed one Plan that covered hourly employees at the Hydro Carbide operation. The Fansteel Consolidated Employees’ Pension Plan was a distressed termination as of December 15, 2003 as part of the Plan. The remaining plan, covering salaried employees at the Company’s Wellman Dynamics subsidiary, which approximates 13% of the Company’s employees, is shown below for 2005. Benefits for salaried plans are generally based on salary and years of service, while hourly plans were based upon a fixed benefit rate in effect at retirement date and years of service. The Company's funding of the plans is equal to the minimum contribution required by ERISA. Contributions to defined benefit plans totaled $251,000 in 2003. No contributions were made in 2004 or 2005 and no contributions are expected in 2006.

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. Minimum pension liability adjustments of $1,420,000, without tax benefit due to a valuation allowance, were recorded as reductions to shareholders’ equity (deficit) at December 31, 2003. As part of Fresh Start Accounting at January 23, 2004, an increase to shareholders equity of $18,090,973 was recorded to eliminate the minimum pension liability.

Following is actuarial information relating to the defined benefit plans for:

	Successor Company		Predecessor Company
	December 31, 2005	December 31, 2004	January 23, 2004	December 31, 2003
Change in benefit obligation
Benefit obligations at beginning of period	$6,232,624	$5,968,668	$5,948,982	$44,991,497
Service cost	162,153	156,619	14,238	476,369
Interest cost	364,357	319,577	29,053	2,914,721
Amendments	—	—	—	—
Effect of Curtailments	—	—	—	(870,528)
Actuarial (gain) loss	313,437	58,013	—	3,263,639
Benefits paid	(293,919)	(270,253)	(23,605)	(3,911,617)
Benefit obligations at end of period	6,778,652	6,232,624	5,968,668	46,864,081
Accumulated benefit obligation	6,189,799	5,694,021	5,372,114	46,287,213
Change in plan assets
Fair value of plan assets at beginning of period	6,195,395	5,621,912	5,583,305	31,910,698
Actual return on plan assets	229,210	843,736	62,212	4,385,476
Employer contributions	—	—	—	138,980
Benefits paid	(293,919)	(270,253)	(23,605)	(3,911,617)
Fair value of plan assets at end of period	6,130,686	6,195,395	5,621,912	32,523,537
Funded status	(647,966)	(37,229)	(346,756)	(14,340,544)
Unrecognized actuarial loss	180,457	(386,602)	—	19,195,409
Unrecognized transition asset	—	—	—	—
Unrecognized prior service Costs	41	106	—	171
Net amount recognized	$(467,468)	$(423,725)	$(346,756)	$4,855,036
Amounts recognized in statement of financial position
Accrued benefit liability	$(467,468)	$(423,725)	$(346,756)	$(14,314,626)
Accumulated other comprehensive income	—	—	—	19,169,662
Net amount recognized	$(467,468)	$(423,725)	$(346,756)	$4,855,036

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Successor Company		Predecessor Company
	December 31, 2005	December 31, 2004	January 23, 2004	December 31, 2003
Projected benefit obligations	$6,778,652	$—	$—	$40,915,099
Accumulated benefit Obligations	6,189,799	—	—	40,915,099
Fair value of plan assets	6,130,686	—	—	26,940,232

	Successor Company		Predecessor Company
	December 31, 2005	December 31, 2004	January 23, 2004	December 31, 2003
Weighted average assumptions used to determine benefit obligations as of December 31
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%
Weighted average assumptions used to determine net periodic pension cost as of December 31
Discount rate	6.00%	6.00%	6.75%	6.75%
Average compensation Increase	3.50%	3.50%	3.50%	3.50%
Expected rate of return on plan Assets	8.00%	8.00%	8.00%	8.00%
Components of net periodic benefit cost
Service cost	$162,153	$156,619	$14,238	$476,369
Interest cost	364,357	319,577	29,053	2,914,721
Expected return on plan assets	(482,832)	(399,287)	(36,299)	(2,416,359)
Amortization of prior service Cost	65	60	5	48,161
Amortization of transition asset	—	—	—	—
Recognized actuarial loss	—	—	—	1,219,727
Net periodic benefit cost	$43,743	$76,969	$6,997	$2,242,619

The expected long term rate of return for the pension plans was developed using historical rates of return while factoring in current market conditions such as inflation, interest rates and equity performance. The investment policies and strategies are directed at a blend of equity and income investments that ranges from 65% to 35% of each asset classification.

The Company’s pension plan weighted-average asset allocation by asset category are as follows:

	Successor Company		Predecessor Company
	December 31, 2005	December 31, 2004	January 23, 2004	December 31, 2003
Income Funds	76%	80%	81%	82%
Equity Funds	24%	20%	19%	18%
	100%	100%	100%	100%

Based on the current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 calendar years:

Year Ending December 31,	Benefits Paid
2006	$320,000
2007	360,000
2008	400,000
2009	430,000
2010	470,000
Years 2011 – 2015	3,040,000

The Company has several defined contribution plans covering approximately 100% of its employees. Almost all of the defined contribution plans have funding provisions that, in certain situations, require Company contributions based upon formulae relating to employee gross wages, participant contributions or hours worked. Almost all of the defined contribution plans also allow for additional discretionary Company contributions based upon profitability. The costs of these plans for 2005, 2004 and 2003 were $453,000, $581,000, and $655,000, respectively.

The Company makes medical insurance available and provides limited amounts of life insurance to retirees. Retirees electing to be covered by Company sponsored health insurance pay the full cost of such insurance. The Company accrues the cost of the retiree life insurance benefits in relation to the employee's service with the Company. Costs of postretirement benefits other than pensions for the years ended December 31, 2005 and 2004 were $35,000 and $65,000, respectively.

14.    Business Segments

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

Financial information concerning the Company's segments is as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004	Year Ended December 31, 2003
Net Sales: Advanced Structures
Sales	$32,440,020	$23,343,335	$926,011	$18,161,241
Intersegment sales	—	—	—	—
	32,440,020	23,343,335	926,011	18,161,241
Industrial Metal Components
Sales	23,907,485	28,783,315	1,769,846	28,934,416
Intersegment sales	—	—	—	(8,734)
	23,907,485	28,783,315	1,769,846	28,925,682
Total Net Sales	$56,347,505	$52,126,650	$2,695,857	$47,086,923
Operating Income (Loss):
Advanced Structures	$2,883,331	$(58,388)	$(329,169)	(1,307,006)
Industrial Metal Components	(621,737)	2,808,030	151,334	2,821,271
Corporate	—	—	—	(33,890)
Total Operating Income (Loss)	$2,261,594	$2,749,642	$(177,835)	$1,480,375

Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.

The percentages of net sales for classes of similar products that exceeded ten percent of the Company's consolidated net sales, for the periods indicated, are set forth below:

		Percentage of Consolidated Net Sales
		Successor Company		Predecessor Company
Products	Business Segments	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004	Year Ended December 31, 2003
Sand Castings	Advanced Structures	58%	45%	34%	39%
Investment Castings	Industrial Metal Components	21%	35%	38%	42%
Powdered Metal Components	Industrial Metal Components	21%	20%	28%	19%

The Company sells parts to various companies whose end user, International Engine, accounts for a significant portion of the Company’s overall business. Sales of products for these companies represented 8% of net sales for the year ended December 31, 2005, 15% of net sales for the eleven month period ended December 31, 2004, 23% for the one month ended January 23, 2004, and 28% for the year ended December 31, 2003. In the fourth quarter of 2004, the Company lost $8 million in annual sales for one part sold to International Engine, which is approximately 70% of the Company’s sales to this customer. The loss of business resulted when International Engine switched from the investment casting process to a different process called fine blanking. While it is not anticipated, the Company cannot provide any assurance that it will have the ability to replace all loss of revenue or profit resulting from the loss of such business and could suffer a material adverse impact on its operations and financial condition as a consequence. Sales to International Engine decreased $5.5 million in 2005 from 2004

The identifiable assets by business segment for the years ended December 31, 2005 and, December 31, 2004 are as follows:

	December 31, 2005	December 31, 2004
Identifiable assets:
Advanced Structures	$14,541,132	$11,695,093
Industrial Metal Components	9,208,344	9,450,631
Corporate / Discontinued	19,455,078	19,302,291
Total Assets	$43,204,554	$40,448,015

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004	Year Ended December 31, 2003
Depreciation and amortization:
Advanced Structures	$382,160	$306,527	$17,780	$274,374
Industrial Metal Components	736,694	707,121	55,214	876,701
Discontinued	33,694	1,513,913	14,972	734,013
Total depreciation and amortization	$1,152,548	$2,527,561	$87,966	$1,885,088
Capital expenditures:
Advanced Structures	$943,282	$—	$—	$—
Industrial Metal Components	174,425	22,620	3,155	428,622
Corporate/Discontinued	57,406	47,389	—	623,609
Total capital expenditures	$1,175,113	$70,009	$3,155	$1,052,231

Note 15 — Stock-Based Compensation Plan

On the Effective Date, as part of the Plan, all common stock and options for the Predecessor Company's common stock were cancelled. Subsequent to that date, no options or non-vested stock have been granted.

Note 16 — Summary Of Quarterly Results Of Operations (Unaudited)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(thousands of dollars except per share data)	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31
Net Sales	$13,231	$14,644	$13,206	$15,267
Gross Profit	2,210	2,726	1,643	2,233
Net income	(737)	904	(1,059)	(529)
Net income per weighted average Common shares outstanding (a)	(0.21)	0.26	(0.31)	(0.16)

	2004
	Predecessor Company	Successor Company
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
(thousands of dollars except per share data)	One Month Ended January 23	Two Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31
Net Sales	$2,696	$10,543	$15,745	$13,312	$12,527
Gross Profit	314	2,523	3,075	2,432	1,481
Net income	57,832	640	9	(960)	(3,451)
Net income per weighted average Common shares outstanding (a)	6.65	0.19	0.00	(0.28)	(1.01)

Results in the one-month ended January 23, 2004 included a gain of $43,455,000 from the adoption of fresh start accounting and a gain of $15,048,000 from the discharge of debt from the Plan.

(a) Basic earnings per share and diluted earnings per share are the same.

SCHEDULE II — VALUATION AND QUALIFIYING ACCOUNTS

Allowance for Doubtful Accounts:	Balance at Beginning of Year	Additions Charged to Cost, Expenses, Revenues	Deductions (1)	Balance at End of Year
Successor Company
Year ended December 31, 2005	$540,293	$(414,329)	—	$125,964
Eleven months ended December 31, 2004	—	561,479	20,556	540,923
Predecessor Company
One month ended January 23, 2004	234,716	(234,716)	—	—
Year ended December 31, 2003	309,867	(75,151)	—	234,716

(1) Amounts written off, net of recoveries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Fansteel, Inc.
Deerfield, Illinois

We have audited the accompanying consolidated balance sheets of Fansteel, Inc. (Successor Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and the eleven months ended December 31, 2004. We have also audited the consolidated statements of operations, stockholders’ equity and cash flows of Fansteel, Inc. (Predecessor Company) for the one month ended January 23, 2004. We have also audited the schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on December 23, 2003 the Bankruptcy Court entered an order confirming the Second Amended Plan of Reorganization, which became effective after the close of business on January 23, 2004. Accordingly, the consolidated balance sheet as of January 23, 2004 included in Note 4 of the consolidated financial statements has been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization under the Bankruptcy Code, for the successor company as a new entity with the assets, liabilities and a capital structure as of January 23, 2004, having a carrying value not comparable with prior periods as described in Note 4.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fansteel, Inc. (Successor Company) at December 31, 2004 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 and the eleven months ended December 31, 2004 and the results of its operations and cash flows of Fansteel, Inc. (Predecessor Company) for the one month ended January 23, 2004 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 2 to the consolidated financial statements, the Company has retroactively presented the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Also, in our opinion, the 2005 and 2004 schedule presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois               /s/ BDO Seidman, LLP
March 17, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fansteel Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity (deficit) and cash flows of Fansteel Inc. (Debtors in Possession as of January 15, 2002) for the year ended December 31, 2003. These financial statements are the responsibility of Fansteel Inc. management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Fansteel Inc. (Debtors in Possession as of January 15, 2002) for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective January 23, 2004, the Company was reorganized under a plan of reorganization confirmed by the United States District Court for the District of Delaware, the court responsible for overseeing the Company’s Chapter 11 case. In connection with its reorganization, the Company will apply fresh start accounting in the first quarter of 2004.

March 24, 2004                                                            /s/ Ernst & Young LLP

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information with respect to a change in the Company's certifying accountant was previously reported in the Company's Current Report on Form 8-K filed on November 2, 2004.

During the Predecessor Company’s fiscal years ended December 31, 2003, the subsequent accounting period of the Predecessor Company from January 1, 2004 up to (but not including) the Effective Date, and the subsequent accounting period of Fansteel Inc. from the Effective Date through October 28, 2004, neither the Predecessor Company nor Fansteel Inc. consulted with BDO Seidman (current certifying accountants) regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A — CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this Report on Form 10-K, the Company's President and Chief Executive Officer and its Vice President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

Not applicable.

PART III.

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Principal Business Experience and Other Information	Year in Which First Became Director of Company	Shares of Common Stock Owned Beneficially	Percent Of Class
G.L. Tessitore	61	Director, Chairman, President and Chief Executive Officer — Mr. Tessitore has been Director, Chairman, President and Chief Executive Officer of Fansteel since January 1999.	1999	6,994	0.2%
J.G. Vogelsang	39	Director — Mr. Vogelsang is the Managing Partner of Promontory Partners, a financial consulting firm that he founded in January 2002. From 2001 to 2002, he was a turnaround and crises manager for Jay Alix & Associates, a firm specializing in large corporate restructurings. Prior to his tenure in turnaround consulting, Mr. Vogelsang spent six years as an investment banker with Firstar Capital markets, a division of Firstar Bank.	2004	None	0.0%
D.A. Groshoff	34	Director — Mr. Groshoff is Vice President of JPMorgan Investment Advisors and Chief Legal and Chief Compliance Officer for the Pacholder High Yield Fund, Inc. Prior to joining JPMorgan/ Pacholder in 1997, Mr. Groshoff worked in private legal practice. Mr. Groshoff resigned as a member of Allis-Chalmers Energy, Inc.'s board of directors in January 2006 and has also served as a member of the board of directors of Atlas Minerals, Inc.	2004	None	0.0%
J.R. Parker	61	Director — Mr. Parker retired in 2005 from being Vice President and Chief Operating Officer of Thomas More College, Crestview Hills, Kentucky. Prior to that, Mr. Parker served as Vice President and Chief Financial Officer of NS Group, Inc., a specialty steel manufacturing company, from 1981 through 2000. Mr. Parker is also a member of the Board of Directors of Keystone Consolidated Industries., a publicly traded steel wire and rod manufacturer.	2004	None	0.0%
R. M. McEntee	52	Vice President and Chief Financial Officer — Mr. McEntee has been Vice President and Chief Financial Officer of Fansteel since August 1991.	N/A	9	Less than 0.1%

All directors were appointed to the Company upon emergence from Chapter 11 protection on January 23, 2004 and reelected at the annual meeting of stockholders held on December 9, 2005. The directors are elected at the annual meeting of stockholders and each director shall hold office until a successor has been elected.

The Company has a separately designated standing audit committee (the ‘‘Audit Committee’’) established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are J.R. Parker and J.G. Vogelsang. The Company’s board of directors has determined that Mr. Parker is an ‘‘audit committee financial expert’’ and is an ‘‘independent’’ director, as defined by the Securities and Exchange Commission's rules.

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

Code of Ethics

The Company has adopted a Code of Ethics that satisfies the Securities and Exchange Commission’s requirements for a code of ethics and that applies to all directors, officers and employees of the Company. The Company has posted its Code of Ethics on the Company’s website, www.fansteel.com. Any amendments to the Company’s Code of Ethics will be posted to this website.

ITEM 11 -EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation
Name & Principal Position	Year	Salary	Bonus	Other	All Other Compensation (1)
Gary L. Tessitore Chairman of the Board, President and Chief Executive Officer	2005	$400,000	$—	$8,944	$3,500
	2004	400,000	80,000	10,877	3,000
	2003	400,000	120,000	47,306	3,000
R. Michael McEntee Vice President and Chief Financial Officer	2005	216,132	—	7,748	3,242
	2004	216,132	34,581	9,291	3,000
	2003	216,132	51,873	18,538	3,000

(1) Amounts of All Other Compensation are amounts contributed or accrued for fiscal years 2003, 2004 and 2005 under the Company’s Savings and Profit Sharing Plan.

All stock options granted in years prior to the Company’s emergence from bankruptcy on January 23, 2004 were canceled as part of the plan of reorganization. No stock options have been granted since the emergence from bankruptcy.

The Company’s Pension Plan covering Executive Officers was terminated on December 15, 2003, and the Pension Benefit Guarantee Corporation (‘‘PBGC’’) is now the statutory trustee and controls the Plan. The annual pension benefits payable under the Pension Plan are limited by the PBGC. The maximum benefit guarantee for plans terminated in 2003 for workers who retire at age 65 is $43,977. The PBGC has not yet determined the pension benefit for executive officers after the Pension Plan termination.

Fansteel’s directors each receive annual compensation of $20,000, paid in equal installments over 12 months, for their services as members of the Company’s Board of Directors. Committee chairpersons receive annual compensation of $1,500, paid in equal installments over 12 months, for their services as chairperson.

Compensation Committee Interlocks And Insider Participation In Compensation Decisions

There were no ‘‘Compensation Committee Interlocks’’ during fiscal year 2005.

Report of the Compensation Committee On Executive Compensation

The Compensation and Nominating Committee of the Company reviews all matters relating to executive compensation and reports its actions and recommendations to the Board of Directors.

The Company’s policy on executive officer compensation is to provide compensation that enables the Company to attract and retain a highly qualified complement of executive officers. As part of the Plan of Reorganization, it was determined that retaining the existing executive officers was integral to the execution of the Plan. Therefore, the two executive officers agreed to employment contracts on January 16, 2004 that expired on January 23, 2006. The Board of Directors has renewed the employment contracts through January 23, 2008. The Company’s compensation package under the employment agreement consisted of three key parts: base salary, a potential annual bonus, and equity-related compensation. These employment contracts were previously filed as Exhibit 10.1 and Exhibit 10.2 to the Company’s Form 10-Q filed on November 12, 2004, and incorporated herein by reference.

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

Incentive Compensation.    The executive officers are eligible to participate in a bonus plan. No bonus plan was established for 2004. For 2005 a bonus plan was established based on factors to generate cash, which is key in the achievement of viability, growth, and meeting requirements for environmental remediation. Based on attainment of budgeted EBITDA and cash flow, a bonus can be earned as a percentage of salary ranging from 5% to 50% of base salary. This plan was continued for 2006.

Equity-Related Compensation.    As part of the Plan of Reorganization, the Company reserved 5% of the authorized common stock or 180,000 shares for stock options. The executive officers are entitled to participate in the stock option plan. No stock option plan has been implemented.

Chief Executive Officer Compensation.    G. L. Tessitore was elected as the Company’s Chairman of the Board, President and Chief Executive Officer on January 26, 1999 and retained the post after emergence from bankruptcy. Mr. Tessitore’s compensation was set by the Company at a level determined to be necessary to attract an individual with the requisite background and capabilities to serve as Chief Executive Officer. Mr. Tessitore’s annual base salary has not increased since April 26, 2000. Mr. Tessitore received $80,000 in 2004 pursuant to the Key Employee Retention Plan approved by the Bankruptcy Court based on the Company’s emergence from bankruptcy on January 23, 2004.

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

If Mr. Tessitore's employment is terminated by reason of death or disability, he or his legal representatives will be entitled to receive payment of Mr. Tessitore's accrued but unpaid base salary and bonus, accrued but unused vacation time, and certain specified unreimbursed expenses. If Mr. Tessitore's employment agreement is terminated for ‘‘Cause’’ (as defined in the agreement), voluntarily by Mr. Tessitore without ‘‘Good Reason’’ (as defined in the agreement), or upon expiration of the term of the agreement without an earlier termination thereunder, Mr. Tessitore will be entitled to receive payment of his accrued but unpaid base salary, accrued but unused vacation time, and certain specified unreimbursed expenses. If Mr. Tessitore's employment is terminated without ‘‘Cause’’ or by him for ‘‘Good Reason,’’ he will be entitled to receive monthly installments of his base salary for twelve months from the date of termination, payment of a pro rata portion of his bonus for the year of termination, continuation for a period of twelve months of all employee benefits under the agreement that Mr. Tessitore was receiving immediately prior to the date of termination, payment for accrued but unused vacation time, and payment of certain specified unreimbursed expenses.

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

If Mr. McEntee's employment is terminated by reason of death or disability, he or his legal representatives will be entitled to receive payment of Mr. McEntee's accrued but unpaid base salary and bonus, accrued but unused vacation time, and certain specified unreimbursed expenses. If Mr. McEntee's employment agreement is terminated for ‘‘Cause’’ (as defined in the agreement), voluntarily by Mr. McEntee without ‘‘Good Reason’’ (as defined in the agreement), or upon expiration of the term of the agreement without an earlier termination thereunder, Mr. McEntee will be entitled to receive payment of his accrued but unpaid base salary, accrued but unused vacation time, and certain specified unreimbursed expenses. If Mr. McEntee's employment is terminated without ‘‘Cause’’ or by him for ‘‘Good Reason,’’ he will be entitled to receive monthly installments of his base salary for twelve months from the date of termination, payment of a pro rata portion of his bonus for the year of termination, continuation for a period of twelve months of all employee benefits under the agreement that Mr. McEntee was receiving immediately prior to the date of termination, payment for accrued but unused vacation time, and payment of certain specified unreimbursed expenses.

Mr. McEntee is subject to certain non-solicitation and non-competition covenants during the term of the employment agreement and for a period of twelve months following the termination of his employment.

Performance Graph

Pursuant to the Plan, on the Effective Date, all common stock and options to purchase common stock of the Predecessor Company were canceled. The Company's New Common Stock was deemed to have been issued on the Effective Date, actually issued on February 23, 2004 and did not begin trading on the ‘‘pink sheets’’ published by Pink Sheets LLC until February 24, 2004.

The following graph compares the cumulative total shareholder return on the New Common Stock to the cumulative total return of the Nasdaq Market Index, the CoreData Group 626 — Metals

Fabrication Index and the CoreData Group 611 — Aerospace/Defense Products and Services Index for the period from February 24, 2004 to December 31, 2005. The graph assumes that $100 was invested in the New Common Stock and each of the indices listed below on February 24, 2004 and that all dividends were reinvested. The Company has compared its cumulative shareholder return with such CoreData Group Indices because its sales are concentrated in both categories. The performance of the New Common Stock reflected below is not indicative of the Company's future performance.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The persons owning beneficially 5% or more of the Company’s outstanding Common Stock, the stock ownership of all the Executive Officers and Directors of the Company as a group, and the stock ownership of the named Executive Officers and Directors as of February 28, 2006 are as follows:

Name and Address of Beneficial Owner	Amount Beneficially Owned	Percent of Class
JPMorgan Investment Management, Inc. (formerly Pacholder Associates, Inc)., as agent for Pension Benefit Guaranty Corporation (1)	773,735	22.60%
8044 Montgomery Road Suite 555 Cincinnati, Ohio 45236
Northern Trust Company (2) P.O. Box 92961 50 S. LaSalle Street, L4 Chicago, IL 60675-0001	632,714	18.44%
Marshall & Ilsley Corporation (3) 770 N. Water Street Attn: Scott Rank, 19th Floor Milwaukee, WI 53202-3509	315,093	9.21%
All Officers and Directors as a group (5 persons)	7,003.20%
G. L. Tessitore, President and Chief Executive Officer Fansteel Inc. 570 Lake Cook Road Ste 200 Deerfield, IL 60015-5272	6,994.20%
R. M. McEntee, Vice President and Chief Financial Officer Fansteel Inc. 570 Lake Cook Road Ste 200 Deerfield, IL 60015-5272	9	Less than ..1%

(1)	According to the Schedule 13D, dated March 8, 2004, filed with the Securities and Exchange Commission by Pacholder Associates, Inc. (‘‘Pacholder Associates’’), an investment adviser and Ohio corporation, pursuant to an investment advisory agreement between Pacholder Associates and the PBGC, dated October 1, 1999, Pacholder Associates has discretionary authority to manage the PBGC's interest in the Company and has sole voting power and sole dispositive power over the 757,486 shares that Pacholder Associates, as agent for the PBGC, has received. JPMorgan Investment Management, Inc. purchased substantially all of the assets of Pacholder Associates, Inc. on February 28, 2005. On July 27, 2005, the final distribution of shares relating to the Plan of Reorganization was made with JPMorgan Investment Management, Inc., as an agent of the PBGC, receiving an additional 16,249 shares.

(2)	According to the Amendment No. 2 to Schedule 13G filed with the Securities and Exchange Commission on February 13, 2006 by Northern Trust Corporation, a Delaware corporation and parent holding company, on behalf of itself and its subsidiary, The Northern Trust Company (together with Northern Trust Corporation, ‘‘Northern Trust’’), as of February 8, 2006, Northern Trust was the beneficial owner of 632,714 shares of common stock, with sole voting power over 630,613 shares, shared voting power over 2,101 shares, sole dispositive power over 632,714 shares, and shared dispositive power over 0 shares.

(3)	According to the Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006 by Marshall & Ilsley Corporation, a Wisconsin corporation and parent holding company of M&I Marshall & Ilsley Bank, as of February 11, 2005, Marshall & Ilsley Corporation was the beneficial owner of 315,093 shares of common stock, with sole voting power and sole dispositive power over all 315,093 shares.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The Company engaged Ernst & Young LLP as its auditors through the second quarter of 2004 for the quarterly reviews of the Company’s financial statements and other audit matters. The Company engaged the firm of BDO Seidman, LLP for the third quarter 2004 review and the audit of the annual financial statements for the years ending December 31, 2005 and December 31, 2004, and the reviews of the financial statements included in the Company’s Form 10-K for the years ending December 31, 2005 and December 31, 2004.

The following table presents fees for professional audit services rendered by BDO Seidman, LLP or Ernst and Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services, if any, rendered by BDO Seidman, LLP or Ernst and Young LLP during those periods.

	2005	2004
	BDO Seidman, LLP	BDO Seidman, LLP	Ernst and Young LLP	Total
Audit fees(1)	$195,000	$190,000	$66,000	$256,000
Audit-related fees(2)	—	—	—	—
Tax fees(3)	—	—	—	—
All other fees(4)	—	—	—	—
Total	$195,000	$190,000	$66,000	$256,000

(1)	Audit fees consisted principally of audit work performed on the consolidated financial statements and internal control over financial reporting, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

(2)	The Company did not engage BDO Seidman, LLP or Ernst & Young LLP for other audit related services.

(3)	The Company did not engage BDO Seidman, LLP or Ernst & Young LLP for tax services.

(4)	The Company did not engage BDO Seidman, LLP or Ernst & Young LLP for other services.

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

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit a list of services and related fees expected to be rendered during that year within each of four categories of services to the Audit Committee for approval.

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

(3) Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with coordination of execution of tax-related activities, primarily in the area of corporate development, supporting other tax-related regulatory requirements; and tax compliance and reporting.

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

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit No.	Description
2.1	Second Amended Joint Reorganization Plan of Fansteel Inc. and Subsidiaries (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on February 4, 2004, and incorporated herein by reference)
2.2	Confirmation Order of Bankruptcy Court entered on December 23, 2003 and November 17, 2003 (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on February 4, 2004, and incorporated herein by reference)
3.1	Amended and Restated Certificate of Incorporation of Fansteel Inc (previously filed as Exhibit 1 to the Company's Form 8-A filed on February 2, 2004,, and incorporated herein by reference)
3.2	Amended and Restated By-Laws of Fansteel Inc (previously filed as Exhibit 2 to the Company's Form 8-A filed on February 2, 2004, and incorporated herein by reference)
10.1	Employment Agreement dated as of January 16, 2004, between the Company and Gary L. Tessitore, as amended by that certain amendment dated as of October 22, 2004, between such parties (previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 15, 2004, and incorporated herein by reference)
10.2	Employment Agreement dated as of January 16, 2004, between the Company and R. Michael McEntee, as amended by that certain amendment dated as of October 22, 2004, between such parties (previously filed as Exhibit 10.2 to the Company’s Form 10-Q filed on November 15, 2004, and incorporated herein by reference)
10.3	Loan and Security Agreement dated as of January 23, 2004 among the Company, Wellman Dynamics Corporation and Congress Financial Corporation, as amended by that certain first amendment dated as of January 19, 2005, among such parties and as amended by that second certain amendment dated as of March 31, 2005, between such parties. (previously filed as Exhibit 10.3 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)
10.4	Asset Purchase Agreement, dated as of December 30, 2004, between the Company and Whitesell Corporation (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on January 1, 2005, and incorporated herein by reference)
10.5	Settlement Agreement, dated December 19, 2003, between the Company and Pension Benefit Guaranty Corporation (previously filed as Exhibit 10.5 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

Exhibit No.	Description
10.6	Promissory Note, dated September 13, 2003, between the Company and Pension Benefit Guaranty Corporation (previously filed as Exhibit 10.6 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)
10.7	Option to Purchase, dated November 13, 2003, between the Company and the City of North Chicago (previously filed as Exhibit 10.7 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)
10.8	Stipulation And Order Clarifying And/Or Modifying Consent Decree, dated March 3, 2005, between the Company, North Chicago, Inc. (‘‘NCI’’), the City of North Chicago (the ‘‘City’’) and the United States, on behalf of the Environmental Protection Agency (‘‘EPA’’), the Department of the Navy (‘‘Navy’’), the United States Department of the Interior (‘‘DOI’’), and the National Oceanic and Atmospheric Administration of the United States Department of Commerce (‘‘NOAA’’) (previously filed as Exhibit 10.8 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)
10.9	Real Estate Vacant Land Sales Contract, dated June 3, 2004, between Waukegan, Inc. and Ampsky & Associates, LLC and Waukegan, Inc., including exhibits A and B thereto. (previously filed as Exhibit 10.9 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)
10.10	Environmental Indemnity Agreement, dated June 29, 2004, between Waukegan, Inc. and Ampsky & Associates, LLC and Waukegan, Inc. (previously filed as Exhibit 10.10 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)
10.11	Settlement Agreement, dated June 21, 2004, by and among the United States, Fansteel Inc. and Waukegan Inc. (previously filed as Exhibit 10.11 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)
10.12	Loan and Security Agreement dated as of July 15, 2005 among Fifth Third Bank (Chicago), Fansteel Inc. and Wellman Dynamics Corporation. (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2005, and incorporated herein by reference)
16.1	Letter, dated November 1, 2004, from Ernst & Young LLP to the Securities and Exchange Commission, regarding change of certifying accountant for Fansteel Inc. (previously filed as Exhibit 16.1 to the Company’s Form 8-K filed on November 2, 2004 and incorporated herein by reference)
21.1	Fansteel Inc. List of Subsidiaries (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on February 4, 2004, and incorporated herein by reference)
31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on March 30, 2006, thereunto duly authorized.

Fansteel Inc.

By:

/s/ Gary L. Tessitore

Gary L. Tessitore
President and Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on March 29, 2006.

/s/ Gary L. Tessitore

Gary L. Tessitore, President and Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

/s/ R. Michael McEntee

R. Michael McEntee
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey G. Vogelsang

Jeffrey G. Vogelsang, Director

/s/ David A. Groshoff

David A. Groshoff, Director

/s/ John R. Parker

John R. Parker, Director