Form 10-Q
period 2006-03-31
FANSTEEL INC
filed 2006-05-12
CIK 34471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE  TRANSITION PERIOD
From _____________________ to _____________________

                          Commission File Number 1-8676
                                  FANSTEEL INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                             36-1058780
      --------------------------------         --------------------------
        (State or Other Jurisdiction                (I.R.S. Employer
            of Incorporation or                    Identification No.)
               Organization)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

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

                 Class                         Outstanding at April 30, 2006
     ------------------------------          ---------------------------------
      Common Stock, $.01 par value                   3,420,000 shares

                                  FANSTEEL INC.
                                FORM 10-Q - INDEX
                                 March 31, 2006

PART I.           FINANCIAL INFORMATION                                                                       Page No.
                                                                                                              --------

Item 1            Consolidated Financial Statements

                  Consolidated Statement of Operations (unaudited) - Quarter ended March 31, 2006 and
                  quarter ended March 31, 2005                                                                   3

                  Consolidated Balance Sheet - March 31, 2006 (unaudited) and December 31, 2005                 4-5

                  Consolidated Statement of Cash Flows (unaudited) - Quarter ended March 31, 2006 and
                  quarter ended March 31, 2005                                                                   6

                  Notes to Unaudited Consolidated Financial Statements                                          7-13

Item 2            Management's Discussion and Analysis of Financial Condition and Results of Operations        14-19

Item 3            Quantitative and Qualitative Disclosures About Market Risk                                     20

Item 4            Controls and Procedures                                                                        20

PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                                                            21-23

Item 1A           Risk Factors                                                                                 23-25

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds                                    25

Item 3            Defaults Upon Senior Securities                                                                26

Item 4            Submission of Matters to a Vote of Security Holders                                            26

Item 5            Other Information                                                                              26

Item 6            Exhibits                                                                                       26

Signatures                                                                                                       27

Exhibit 31.1      Certifications- Gary L. Tessitore
Exhibit 31.2      Certifications- R. Michael McEntee
Exhibit 32.1      Certification

PART I.    FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  Fansteel Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                 First Quarter         First Quarter
                                                                                     Ended                 Ended
                                                                                March 31, 2006        March 31, 2005
                                                                               -----------------     -----------------

Net Sales                                                                         $16,571,640           $13,230,921

Cost and Expenses
   Cost of products sold                                                           14,567,903            11,020,614
   Selling, general and administrative                                              1,572,740             1,691,711
                                                                               -----------------     -----------------
                                                                                   16,140,643            12,712,325
                                                                               -----------------     -----------------

Operating Income                                                                      430,997               518,596

Other Expense
  Interest expense                                                                   (319,943)             (207,261)
  Other                                                                                (5,328)                 (419)
                                                                               -----------------     -----------------
                                                                                     (325,271)             (207,680)
                                                                               -----------------     -----------------
Income from Continuing Operations Before
  Reorganization Items and Income Taxes                                               105,726               310,916

Reorganization Items
  US trustee fees                                                                          --               (18,000)
                                                                               -----------------     -----------------
                                                                                           --               (18,000)
                                                                               -----------------     -----------------
Income from Continuing Operations Before
   Income Taxes                                                                       105,726               292,916
Income Taxes                                                                               --                    --
                                                                               -----------------     -----------------
Net Income from Continuing Operations                                                 105,726               292,916
Loss from Discontinued Operations                                                    (821,098)           (1,031,605)
                                                                               -----------------     -----------------
Net Loss                                                                          $  (715,372)          $  (738,689)
                                                                               =================     =================

Weighted Average Number of Common Shares                                            3,420,000             3,420,000
    Outstanding
Basic and Diluted Net Income (Loss) per Share(a)
   Continuing operations                                                          $      0.03           $      0.08
   Discontinued operations                                                              (0.24)                (0.30)
                                                                               -----------------     -----------------
   Net loss                                                                       $     (0.21)          $     (0.22)
                                                                               =================     =================

__________________________________

(a)   Basic earnings per share and diluted earnings per share are the same.

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                           Consolidated Balance Sheet

                                                                                   March 31,
                                                                                     2006              December 31,
                                                                                  (Unaudited)              2005
                                                                               -----------------     -----------------

ASSETS
Current assets
   Cash and cash equivalents                                                      $ 1,126,809           $   791,453
   Accounts receivable, less allowance of $138,000 and $126,000 at
      March 31, 2006 and December 31, 2005, respectively                           11,242,526             9,720,207
   Inventories
       Raw material and supplies                                                    1,388,914             1,344,841
       Work-in process                                                              5,278,502             4,712,644
       Finished goods                                                                 610,901               648,167
                                                                               -----------------     -----------------
               Total inventories                                                    7,278,317             6,705,652
                                                                               -----------------     -----------------
   Other assets - current                                                           1,011,649             1,227,153
                                                                               -----------------     -----------------
       Total current assets                                                        20,659,301            18,444,465
                                                                               -----------------     -----------------

Property, plant and equipment
   Land                                                                             1,084,419             1,084,419
   Buildings                                                                        5,108,331             5,108,331
   Machinery and equipment                                                          5,801,018             5,432,871
                                                                               -----------------     -----------------
                                                                                   11,993,768            11,625,621
   Less accumulated depreciation                                                    2,440,754             2,189,763
                                                                               -----------------     -----------------
       Net property, plant and equipment                                            9,553,014             9,435,858
                                                                               -----------------     -----------------

Other assets
   Deposits                                                                           879,950               879,950
   Reorganization value in excess of amounts allocable to
      identified assets                                                            12,893,734            12,893,734
   Property held for sale                                                           1,327,500             1,327,500
   Other                                                                              247,144               223,047
                                                                               -----------------     -----------------
       Total other assets                                                          15,348,328            15,324,231
                                                                               -----------------     -----------------

                                                                                  $45,560,643           $43,204,554
                                                                               =================     =================

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                           Consolidated Balance Sheet

                                                                                   March 31,
                                                                                     2006              December 31,
                                                                                  (Unaudited)              2005
                                                                               -----------------     -----------------

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

  Current liabilities
     Accounts payable                                                             $ 5,552,198           $ 4,438,835
     Accrued liabilities                                                            6,125,017             6,103,073
     Short-term borrowings                                                         12,511,423             9,681,872
     Current maturities of long-term debt                                           1,043,201             1,039,290
                                                                               -----------------     -----------------
          Total current liabilities                                                25,231,839            21,263,070
                                                                               -----------------     -----------------

  Long-term debt                                                                    4,596,871             5,273,501
                                                                               -----------------     -----------------

  Other liabilities - environmental remediation                                    21,315,535            21,533,459
                                                                               -----------------     -----------------

Total liabilities                                                                  51,144,245            48,070,030
                                                                               -----------------     -----------------

Shareholders' equity (deficit)
  Common stock, par value $0.01
    Authorized 3,600,000 shares, issued and outstanding 3,420,000                      34,200                34,200
  Capital in excess of par value                                                      296,314               296,314
  Accumulated (deficit)                                                            (5,897,725)           (5,182,353)
  Other comprehensive income
    Foreign currency translation                                                      (16,391)              (13,637)
                                                                               -----------------     -----------------
        Total other comprehensive income                                              (16,391)              (13,637)
                                                                               -----------------     -----------------

  Total shareholders' (deficit)                                                    (5,583,602)           (4,865,476)
                                                                               -----------------     -----------------

Total liabilities and shareholders' (deficit)                                     $45,560,643           $43,204,554
                                                                               =================     =================

                 See Notes to Consolidated Financial Statements

                                  Fansteel Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                               ----------------------------------------
                                                                                 First Quarter         First Quarter
                                                                                     Ended                 Ended
                                                                                 March 31, 2006        March 31, 2005
                                                                               ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $  (715,372)          $  (738,689)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                                    243,131               251,602
     Accretion on long-term debt and other liabilities                                 82,561                92,596
     Loss from discontinued operations                                                821,098             1,031,605
 Change in assets and liabilities:
    (Increase) in accounts receivable                                              (1,484,819)             (891,602)
    (Increase) in inventories                                                        (572,665)           (1,039,743)
    Decrease in other assets-current                                                  215,656                61,866
     Increase in accounts payable and accrued liabilities                           1,057,544               331,085
     Increase (decrease) in income taxes payable                                        1,000                (1,388)
     (Increase) in other assets                                                       (24,097)              (21,813)
                                                                               ------------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                                                (375,963)             (924,481)
                                                                               ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in restricted cash                                                               --               165,715
 Capital expenditures                                                                (368,147)              (56,495)
                                                                               ------------------    ------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                  (368,147)              109,220
                                                                               ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term borrowing                                                 2,829,546             1,971,454
 Payments on long-term debt                                                           (70,872)              (67,173)
                                                                               ------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           2,758,674             1,904,281
                                                                               ------------------    ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                                                            2,014,564             1,089,020
CASH FLOWS OF DISCONTINUED OPERATIONS:
  (Revised See Note 1)
    Operating cash flows                                                             (929,208)           (1,070,318)
    Financing cash flows                                                             (750,000)                   --
                                                                               ------------------    ------------------
TOTAL CASH FLOWS OF DISCONTINUED OPERATIONS                                        (1,679,208)           (1,070,318)
                                                                               ------------------    ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             335,356                18,702
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      791,453                 7,597
                                                                               ------------------    ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 1,126,809           $    26,299
                                                                               ==================    ==================

                 See Notes to Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

        The consolidated financial statements as of and for the periods ending
March 31, 2006 and March 31, 2005 of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

        In the first quarter of 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in the first quarter of 2005 was reported on a combined basis as a single amount.

        The Company's annual Form 10-K includes more detailed information than is required by the Form 10-Q and it should be read in conjunction with the
Company's Form 10Q.

        Certain reclassifications have been made to prior periods' financial statements to conform to the 2006 presentation.

NOTE 2 - STOCK-BASED COMPENSATION

        Effective January 1, 2006, the Company adopted Statement of Financial
Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R)
supersedes Accounting Principles Board Opinion ("APB") Opinion No. 25,
Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of
Cash Flows. SFAS 123(R) requires all share-based compensation to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. There was no impact on earnings or earnings per share because the Company has no outstanding options. Prior to
January 1, 2006, the Company used the intrinsic-value method for accounting for stock-based employee compensation as specified in APB No. 25 with the proforma impact shown below:

                                                          First Quarter
                                                              Ended
(Dollars in millions, except for earnings per-share)      March 31, 2005
                                                        ------------------
Net loss as reported                                       $  (738,689)
Deduct: Total stock based compensation expense
        determined under the fair value based
        method, net of related tax effect                           --
                                                        ------------------
Pro forma - net loss                                       $  (738,689)
                                                        ==================
Basic/diluted loss per share:
   As reported                                             $     (0.22)
                                                        ==================
   Pro forma                                               $     (0.22)
                                                        ==================

NOTE 3 - REORGANIZATION AND EMERGENCE FROM CHAPTER 11

        On January 15, 2002 (the "Petition Date"), Fansteel Inc. and eight of its then subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. After the Petition Date, the Predecessor Company (referring to the Company prior to the Effective Date) continued to operate its business and manage its affairs as debtor-in-possession ("DIP") with court approval for transactions outside the ordinary course of business. By order dated December 23, 2003, the U.S.
Bankruptcy Court for the District of Delaware (the "Court") confirmed the Second
Amended Joint Reorganization Plan (the "Reorganization Plan"). All the Debtors
emerged from Chapter 11 of the U.S. Bankruptcy Code on January 23, 2004 (the
"Effective Date").

NOTE 4 - EARNINGS PER SHARE

        SFAS No. 128, "Earnings per Share" requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share are computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method, if dilutive.

        The following table sets forth the computation of basic and diluted earnings per share:

                                                    First Quarter       First Quarter
                                                        Ended               Ended
        Numerator:                                  March 31, 2006      March 31, 2005
                                                  ------------------  ------------------

         Net loss                                    $  (715,372)        $  (738,689)
        Denominator:
         Denominator for basic earnings per
          share- weighted average shares               3,420,000           3,420,000
        Effect of dilutive securities:
         Employee stock options                               --                  --
         Employee restricted stock                            --                  --
                                                  ------------------  ------------------
        Denominator:
         Denominator for diluted earnings per
          share - weighted average shares              3,420,000           3,420,000
                                                  ==================  ==================
        Basic earnings per share                     $     (0.21)        $     (0.22)
                                                  ==================  ==================
        Diluted earnings per share                   $     (0.21)        $     (0.22)
                                                  ==================  ==================

        As discussed in Note 3, the Company emerged from Chapter 11 protection on January 23, 2004 and has a reorganized equity structure. In particular, implementation of the Reorganization Plan resulted in the cancellation of all of the shares of the Predecessor Company's common stock and options that were outstanding prior to the Effective Date and the issuance of New Common Stock as of the Effective Date.

NOTE 5 - DISCONTINUED OPERATIONS INCLUDING CERTAIN ENVIRONMENTAL REMEDIATION

        The Predecessor Company had been licensed by the Nuclear Regulatory
Commission (the "NRC") to possess and use source material at the Muskogee
Facility since 1967. Under the Predecessor Company's NRC permit, it was authorized to process ore concentrates and tin slags in the production of refined tantalum products. Licensable quantities of natural uranium and thorium are present in the slags, ores, concentrates and process residues.

        The Predecessor Company discontinued its Metal Products business segment in 1989. In 1990, the NRC included the Muskogee Facility in the NRC's Site
Decommissioning Management Plan. The Predecessor Company completed a remedial assessment in 1993 to determine what areas of the Muskogee Facility were required to undergo decommissioning.

        During 2002, the Predecessor Company, with the assistance of its third party environmental consultants, prepared a revised Decommissioning Plan, which was submitted to the NRC on January 15, 2003. The revised Decommissioning Plan assumed offsite disposal of all contaminated residues and soils as well as groundwater treatment and monitoring using current criteria for acceptable decommissioning under NRC regulations. Based on then available information, with assistance from third-party environmental consultants, the Predecessor Company estimated the total future costs of the revised Decommissioning Plan based upon current costs of decommissioning activities to be $41.6 million. The estimated decommissioning costs consisted of $20.4 million for excavating, hauling, and offsite disposal of residues and soils, $15.6 million for site plans, maintenance, safety, security and consulting costs, and $5.6 million for groundwater treatment and monitoring. As a result of the revised decommissioning cost estimate, the Predecessor Company reduced the long-term liability for discontinued operations and environmental remediation for the Muskogee site from
$52.6 million to $41.6 million in December 2002.

        During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility. Pursuant to the Reorganization Plan, the
Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility. In
December 2003, the NRC approved the issuance of an amended NRC License and related Decommissioning Plan to FMRI. At January 23, 2004, the liability for the environmental remediation was $38.7 million, and the recorded discounted liability using a discount rate of 11.3%, was $19.2 million. In June 2005 and
August 2005, the Company received insurance recoveries from its insurers of which $764,000 and $4,000, respectively, of net insurance recoveries were allocated for a prepayment of the inter-company FMRI $30.6 million note, which in turn was used to reduce its borrowing from the Decommissioning Trust. At
March 31, 2006 and December 31, 2005, the gross estimated liability was $31.7 million and $32.5 million, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $17.1 million and $17.3 million, respectively.

        In September 2000, the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site").

The Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003. The proposed remedial actions at the North Chicago
Facility were estimated to cost $2.17 million, for which a liability was recorded at January 23, 2004. On March 7, 2005, NCI sold the real property to the City of North Chicago (the "City"), transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of
$677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. In June 2005, the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a prepayment of the note delivered to the EPA. At
March 31, 2006 and December 31, 2005, the gross estimated liability was $0.3 million and $0.4 million, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $0.2 million and $0.3 million, respectively.

        The Lexington Facility was constructed in 1954 and ceased operations in
2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility. To
Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare. In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that Fansteel submit a plan for further characterization of the facility. Fansteel submitted a letter to the KNREPC in June 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility. FLRI anticipates implementing the Site
Characterization Plan in 2007 and has estimated $1.78 million to perform the remedial activities and a liability in that amount was recorded at January 23,
2004. In June 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1.78 million note. At March 31, 2006 and
December 31, 2005, the gross estimated liability was $1.3 millions and $1.3 million, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1.1 million and $1.1 million, respectively.

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

        Discontinued operations reported losses of $821,000 for the quarter ended March 31, 2006 and $1,032,000 for the quarter ended March 31, 2005. The losses for both time periods relate primarily to the amortization of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan. The losses for the quarter ended March 31, 2005 also included losses from the sale of the North Chicago Inc. property.

NOTE 6 - OTHER ENVIRONMENTAL REMEDIATION

        Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA
Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by
Wellman. At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,147,000 from 2005 to 2009. At March 31, 2006 and
December 31, 2005 the gross estimated liability was $2.1 million and $2.1 million, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1.8 million and $1.8 million, respectively.

        Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand. It is anticipated that, based upon recent projections by third-party consultants, Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at March 31, 2006 and December 31,
2005 was $509,000 and $495,000, respectively.

        In October 2000, Wellman provided the Iowa Department of Health (the
"IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site. The IDPH required Wellman to perform a Risk
Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment. Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment. Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill. However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time. The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at March 31, 2006 and
December 31, 2005 was $480,000 and $467,000, respectively.

        The liabilities were recorded for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts, including the results of environmental studies and testing conducted for all
Predecessor Company-owned sites in 1997 and since, and considering existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. These liabilities could be reduced by potential net insurance recoveries that the Company is seeking from its insurers, but there is no assurance any additional net recoveries will be received.

NOTE 7 - DEBT

        In order to increase the Company's liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its wholly-owned subsidiary,
Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security
Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005.
Borrowing under the revolving line of credit is included as short-term borrowings.

        Under the credit facility, subject to certain borrowing conditions, the
Company may incur revolving loans and letter of credit issuances in an amount up to $15 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment.
Revolving loans are due and payable in full on January 15, 2007. As borrowers, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements.
The interest rate on the line is at prime and there is a .25% unused line fee.
Substantially all of the assets of the borrowers are pledged as security for this financing. At March 31, 2006, the Company was in compliance with all covenants of the Loan and Security Agreement with Fifth Third Bank. At March 31,
2006 the Company had letters of credit of $769,000 for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. The
Company's credit availability was $937,000 at March 31, 2006.

NOTE 8 - INCOME TAXES

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

        At March 31, 2006 and December 31, 2005, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of
$18.8 and $18.8 million, respectively that expire in various years through 2023.
Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards as the net operating loss carry-forwards are not anticipated to be realized before expiration.

NOTE 9 - BUSINESS SEGMENTS

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

        Financial information concerning the Company's segments is as follows:

                                                  --------------------------------------
                                                    First Quarter       First Quarter
                                                        Ended               Ended
                                                    March 31, 2006      March 31, 2005
                                                  ------------------  ------------------

        Net Sales:
         Advanced Structures                         $  9,996,038        $  6,954,783
         Industrial Metal Components                    6,575,602           6,276,138
                                                  ------------------  ------------------
        Total Net Sales                              $ 16,571,640        $ 13,230,921
                                                  ==================  ==================

        Operating Income (Loss):
         Advanced Structures                         $  1,278,163        $    365,945
         Industrial Metal Components                     (847,166)            152,651
                                                  ------------------  ------------------
        Total Operating Income (Loss)                $    430,997        $    518,596
                                                  ==================  ==================

        Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.

        The identifiable assets by business segment, for the periods indicated, are set forth below:

                                                      March 31,          December 31,
                                                         2006                2005
                                                  ------------------  ------------------

        Identifiable assets:
         Advanced Structures                        $ 16,023,680        $ 14,541,132
         Industrial Metal Components                  10,141,704           9,208,344
         Corporate                                    14,861,709          14,315,495
         Discontinued                                  4,533,550           5,139,583
                                                  ------------------  ------------------
        Total Assets                                $ 45,560,643        $ 43,204,554
                                                  ==================  ==================

        Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

                                                  ------------------  ------------------
                                                    First Quarter       First Quarter
                                                        Ended               Ended
                                                    March 31, 2006      March 31, 2005
                                                  ------------------  ------------------

        Depreciation and amortization:
         Advanced Structures                        $     98,680        $     68,797
         Industrial Metal Components                     141,432             182,805
         Corporate                                         3,019                  --
         Discontinued                                      7,860               7,857
                                                  ------------------  ------------------
        Total depreciation and amortization         $    250,991        $    259,459
                                                  ==================  ==================

        Capital expenditures:
         Advanced Structures                        $    333,074        $     47,750
         Industrial Metal Components                      33,192               8,745
         Corporate                                         1,881                  --
                                                  ------------------  ------------------
        Total capital expenditures                  $    368,147        $     56,495
                                                  ==================  ==================

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

RESULTS OF OPERATIONS

2006 FIRST QUARTER AS COMPARED TO 2005 FIRST QUARTER

Net Sales

        The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

                                          First Quarter        First Quarter
                                              Ended                Ended
                                         March 31, 2006        March 31, 2005
                                      --------------------  -------------------
        Advanced Structures             $    9,996,038        $   6,954,783
        Industrial Metal Components          6,575,602            6,276,138
                                      --------------------  -------------------
                                        $   16,571,640        $  13,230,921
                                      ====================  ===================

        The Company's consolidated net sales for the quarter ended March 31,
2006 increased $3.3 million, or 25.2%, compared to the quarter ended March 31,
2005.

        Advanced Structure net sales for the quarter ended March 31, 2006 increased by $3.0 million, or 43.7%, compared to the quarter ended March 31,
2005. This improvement is attributed to increased casting sales of missile and helicopter components, private jet aircraft parts, and price increases implemented in 2005.

        Industrial Metal Components' net sales for the quarter ended March 31,
2006 increased $299,000, or 4.8%, compared with the quarter ended March 31,
2005. Net sales of investment castings increased by $478,000, or 16.4%, due primarily to an increase in truck diesel engine components. Net sales of powdered metal components decreased by $179,000, or 5.3%, compared to the first quarter of 2005, with decreases in the lawn and garden and recreational vehicle product lines related to market conditions.

Operating Income (Loss)

        The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

                                           First Quarter       First Quarter
                                               Ended               Ended
                                          March 31, 2006       March 31, 2005
                                      --------------------  -------------------
        Advanced Structures             $    1,278,163        $     365,945
        Industrial Metal Components           (847,166)             152,651
                                      --------------------  -------------------
                                        $      430,997        $     518,596
                                      ====================  ===================

        Operating income for the quarter ended March 31, 2006 decreased $88,000 compared to the quarter ended March 31, 2005, due to unusual charges during 2006 at the investment casting operation for expedited freight, inspection costs and scrap related to the start-up of new customer parts. These unusual charges are expected to be significantly reduced or eliminated in April and May of 2006.

        Advanced Structures operating income of $1,278,000 for the quarter ended
March 31, 2006 improved from operating income of $366,000 for the quarter ended
March 31, 2005. This improvement is due to higher sales volume, notably in helicopter and missile components, and price increases on several parts.

        Industrial Metal Components had an operating loss of $847,000 for the quarter ended March 31, 2006 compared to operating income of $153,000 for the quarter ended March 31, 2005. The primary reason for this decline were the unusual charges at the investment casting operation related to the start-up of new customer parts.

Other Expenses

        The following table sets forth the combined other expenses of the
Company included in the consolidated statement of operations:

                                         First Quarter         First Quarter
                                             Ended                 Ended
                                         March 31, 2006        March 31, 2005
                                      --------------------  -------------------
        Interest expenses               $    (319,943)        $   (207,261)
        Other                                  (5,328)                (419)
                                      --------------------  -------------------
                                        $    (325,271)        $   (207,680)
                                      ====================  ===================

        Other expense increased $118,000 in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, as interest expense was higher due to the increased level of borrowing.

Reorganization Items

        Reorganization expenses related to bankruptcy were $0 and $18,000 for the quarters ended March 31, 2006 and March 31, 2005, respectively. The Company emerged from Chapter 11 bankruptcy on January 23, 2004.

Discontinued Operations

        Discontinued operations reported a loss of $821,000 in the quarter ended
March 31, 2006 and a loss of $1,032,000 in the quarter ended March 31, 2005. The first quarter loss in 2006 was lower than the first quarter loss in 2005 due to reduced costs for employee benefits such as workers compensation and COBRA health insurance. Also, the results in the first quarter of 2005 included losses of $129,000 related to the March 2005 sale of the North Chicago property.

Income taxes

        No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets, except for the gain in discontinued
operations from the carry-back refund from the net operating loss related to environmental liabilities.

Net Loss

        The Company had net losses of $715,000 and $739,000 for the quarters ended March 31, 2006 and March 31, 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        On March 31, 2006, the Company had cash of $1,127,000 compared to
$791,000 of cash on December 31, 2005. Cash increased $2,015,000 from continuing operations and decreased $1,679,000 from discontinued operations in the quarter ended March 31, 2006.

Operating Activities

        For the quarter ended March 31, 2006, operating activities used $376,000 in cash due primarily to increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued liabilities.
During the quarter ended March 31, 2005, operating activities consumed $924,000 of cash with increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued liabilities.

Investing Activities

        In the quarter ended March 31, 2006, investing activities consumed
$368,000 for capital expenditures, primarily in the Advanced Structures business segment. In the quarter ended March 31, 2005, investing activities provided
$109,000 due to a decrease in restricted cash of $166,000 offset by $57,000 in capital expenditures.

Financing Activities

        Financing activities provided $2.8 million in the quarter ended March
31, 2006, as compared to $1.9 million in the quarter ended March 31, 2005. Net borrowings in the first quarter of 2006 from the revolving line of credit were
$2.8 million, with payments of long-term debt of $71,000. In the first quarter of 2005, net borrowing from the revolving line of credit totaled $2.0 million and long-term debt payments were $67,000.

        In order to increase the Company's liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its wholly-owned subsidiary,
Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security
Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005.
Borrowing under the revolving line of credit is included as short-term borrowings.

                Under the credit facility, subject to certain borrowing
conditions, the Company may incur revolving loans and letter of credit issuances in an amount up to $15 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 15, 2007. As borrowers, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements. The interest rate on the line is at prime and there is a .25%
unused line fee. Substantially all of the assets of the borrowers are pledged as security for this financing. At March 31, 2006, the Company had letters of credit for $769,000 outstanding, primarily for casualty insurance collateral, under the new credit facility with an interest rate of 1.5%. At March 31, 2006 the credit availability was $937,000. The Company was in compliance with all covenants of the Loan and Security Agreement with Fifth Third Bank at March 31,
2006.

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

        Environmental liabilities are estimated with the assistance of third-party environmental advisors and governmental agencies based upon an evaluation of currently available facts, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites.
Future information and

developments require the Company to continually reassess the expected impact of these environmental matters.

INFLATION

        Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits. Significant portions of raw materials consumed by the Company are various steel alloys. Price increases were experienced beginning in 2004 and these price increases have continued into 2006. To offset these price increases, the Company began adding material surcharges in March 2004 and in 2006 the Company continues to add material surcharges.

        Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

CONTRACTUAL OBLIGATIONS

        The following table summarizes payments due by year for the contractual obligations at March 31, 2006:

(In thousands)                                                                            After
                              Total     2006      2007      2008      2009      2010      2010
                             -------   -------   -------   -------   -------   -------   -------

PBGC Note                    $ 8,000   $    --   $   750   $   750   $   750   $ 1,150   $ 4,600
PA economic agencies notes       680       218       305       143        14        --        --
Operating leases                 233       101        98        16        12         6        --
Revolving line                12,511        --    12,511        --        --        --        --
Letters of credit                769        --       769        --        --        --        --
Environmental liabilities     37,705     1,696     2,930     1,844     2,866     1,836    26,533
                            ---------------------------------------------------------------------
Total                        $59,898   $ 2,015   $17,363   $ 2,753   $ 3,642   $ 2,992   $31,133
                            =====================================================================

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
Borrowings can be made as needed, based on availability. The availability at
March 31, 2006 was $937,000, compared with $1,876,000 at December 31, 2005.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates or other market price risks. The only debt subject to interest fluctuations is the short-term borrowing under the revolving line of credit. A significant portion of raw materials consumed by the Company is various steel alloys. The Company began to experience price increases on raw materials in 2004 and raw material price increase have continued into 2006. To offset these price increases in raw materials, the Company began adding material surcharges in March 2004 and has continued to add material surcharges into 2006.

ITEM 4 - CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and its Chief Financial Officer,
after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the
Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report on Form 10-Q, have concluded that the
Company's "disclosure controls and procedures" were effective as of the end of the period covered by this Report.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the period covered by this Report.

        Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        On the Petition Date, the Debtors filed voluntary petitions in the Court for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company emerged from Chapter 11 protection on January 23, 2004, the Effective Date.

        On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspects of
FMRI's NRC License. The State of Oklahoma challenged a number of aspects of the
NRC License, including the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. On May 26, 2004, the administrative law judge overseeing the proceeding issued his decision, finding in favor of FMRI and against the State of Oklahoma on all matters under consideration. The State of Oklahoma's ability to appeal the ruling of the administrative law judge expired on June 15, 2004 such that the ruling of the administrative law judge became final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Reorganization Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Decommissioning
Plan, effectively precluding FMRI from undertaking to commence certain actions required by its NRC License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility.
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
The amounts of these additional draws are dependent upon the weight of material disposed of offsite at the approved disposal site. Notwithstanding FMRI access to additional funding, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to eliminate the violation of not starting on time the Phase 1 of the Decommissioning Plan, in part because certain conditions to the commencement of Phase 1 decommissioning still remains. As a result, FMRI remains in technical violation of its NRC License but did commence Phase 1 decommissioning activities in June 2005. Fansteel can provide no assurance that
FMRI will be able to reach consensus with the NRC and eliminate the existing violations. Notwithstanding FMRI's violations, the obligations of Fansteel with respect to the Muskogee Facility are unchanged and remain limited to Fansteel's obligations to FMRI under the FMRI Notes, as described in the Reorganization
Plan.

        On December 31, 2004, the Company sold its special wire forms operation to Whitesell Corporation ("Whitesell" or "the buyer"). Pursuant to the asset purchase agreement ("APA"), the buyer had until March 1, 2005 to provide a closing statement of the final purchase price. On February 28, 2005, the buyer submitted a closing statement alleging that the Company owed $480,922 to the buyer. Per the APA, the Company had 30 days from receipt of the closing statement to object, then 20 days thereafter to

negotiate a settlement and then submit any unresolved issues to an independent accounting firm for resolution. By agreement with the buyer, the 30-day objection period was extended for an additional 15 days to April 14, 2005. The
Company reviewed the closing statement and on April 14, 2005 issued a Notice of
Objection to buyer asserting that buyer owes Fansteel $441,266. The Buyer continued to dispute the Company's purchase price calculation. Since a consensual resolution could not be achieved on all disputed items within the timeframe prescribed in the APA, disputed items of $203,000 were submitted to an independent accounting firm. In June 2005, the Company also filed a demand for arbitration to the American Arbitration Association (AAA), in accordance with the APA, relating to three items that buyer included as a reduction of $554,000 in their closing price that the Company contends are not appropriate closing price adjustments. The determination by the independent accounting firm was received on August 26, 2005, awarding $155,000 of the disputed items in the
Company's favor. The Company demanded payment of $339,000 owed by the buyer but received no response within the time period allowed in the purchase agreement.

        In September 2005, the Company filed suits in the Federal Court,
Northern District of Illinois, Eastern Division, to recover monies owed and damages. Whitesell filed for dismissal in November 2005. The first status hearing was held on January 31, 2006. The March 21, 2006 status hearing was postponed until April 18, 2006 to provide time to rule on the Whitesell motions.
On April 10, 2006, Judge St. Eve ruled denying all their motions with strong language in Fansteel's favor. At the status hearing on April 18, 2006, the Judge recommended mediation for settlement with a response required by April 26, 2006.
Both parties responded that they would be willing to enter settlement discussions. In December 2005, Whitesell sent a letter of renewal for the lease at Washington, IA. Fansteel responded that renewal was not accepted as Whitesell is in default of the lease for withholding rent payments since October 2005. A real estate firm was engaged to market the property and a sales campaign began in March 2006. On April 17, 2006 Fansteel received notice of a suit filed in
Iowa State Court by Whitesell requesting a temporary stay of Fansteel's renting or selling the facility and determining that Whitesell is not in default. The stay motion was scheduled to be heard on April 28, 2006 in Iowa State Court.
Fansteel had the motion removed to Federal Court in Iowa and then filed a motion to dismiss, transfer or stay the Whitesell motions. A hearing date of May 23,
2006 has been scheduled in Des Moines, IA to hear the Fansteel motion and then if necessary the Whitesell motion. The final arbitrator was selected for the AAA arbitration in Detroit in April 2006 with the first teleconference call for the lawyers held on April 24, 2006. The arbitration panel will determine if they have jurisdiction in the disputed items and whether Whitesell's deductions from the purchase price were or were not proper. A decision in July 2006 is anticipated. The Company can provide no assurance as to the outcome of these various actions and a negative outcome of such dispute could have an adverse effect on the Company.

        Certain environmental claims have been made against the Company by the
EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the
Reorganization Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims. The
Department of Justice notified the Company on April 29, 2005 that the NRC and other interested federal agencies did consent to the following settlements: On
May 26, 2005, the Company reached agreement with Zurich American Insurance
Company and Zurich International (Bermuda) Ltd. (collectively, "Zurich") and on
April 18, 2005 with KWELM Management Services Limited on behalf of the Scheme
Administrator for KWELM in an insolvency proceeding under the laws of Great
Britain and the Joint Liquidators for The Bermuda Fire & Marine Insurance
Company (collectively, "KWELM"). Zurich agreed to a settlement providing for a cash settlement payment to the Company of $1.4 million, which was received on
June 9, 2005. KWELM agreed to a Notified Scheme

Claim totaling $400,000. Cash distributions in respect of the claims would be paid out to the Company in accordance with KWELM's approved Scheme of
Arrangement. The Scheme administrator has represented that Fansteel can anticipate total cash payments equal to approximately 50% to 57% of its Notified
Scheme Claim (approximately $200,000 - $228,000). The initial cash distribution from KWELM of $205,874 was received on June 4, 2005 with a second distribution of $36,167 received on August 11, 2005 and a third distribution of $88,263 received on December 27, 2005, for a total of $330,304, or 83% of the total claim. The proceeds of the settlements were first used in accordance with the
Reorganization Plan to pay certain professional fees and expenses related to such settlements. The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulting in prepayments under the FMRI Notes of $831,000, the FLRI Primary Note of $111,000
and the ED Note of $147,000 and payments aggregating $66,000 on account of EPA
CERCLA claims.

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

ITEM 1A - RISK FACTORS

        Investment in the Company's securities involves a number of risk and uncertainties. Careful consideration should be given to the following risks, along with the cautionary statement regarding "forward-looking statements" in
Part 1, Item 2 of this report and other information included in this report, before purchasing the Company's securities. Besides the risks listed below, the
Company faces risks that are currently unknown or that are currently consider to be immaterial, but may also impact business or adversely affect the Company's financial condition or results of operations.

EMERGENCE FROM BANKRUPTCY

        On January 15, 2002 (the "Petition Date"), Fansteel Inc. and eight of its then subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. After the Petition Date, the Predecessor Company (referring to the Company prior to the Effective Date) continued to operate its business and manage its affairs as debtor-in-possession ("DIP") with court approval for transactions outside the ordinary course of business. By order dated December 23, 2003, the U.S.
Bankruptcy Court for the District of Delaware (the "Court") confirmed the Second
Amended Joint Reorganization Plan (the "Reorganization Plan"). All the Debtors
emerged from Chapter 11 of the U.S. Bankruptcy Code on January 23, 2004 (the
"Effective Date").

        The Reorganization Plan left the Company with significant environmental liabilities going forward that must be funded from continuing operations.

ENVIRONMENTAL ISSUES

        The Company has significant environmental issues, particularly in
Muskogee, OK, that could have a material impact on the Company's results. The ability of the Company to fund the clean up of this site could have a material adverse impact on the Company. For further details, see Note 5 Discontinued
Operations including Certain Environmental Remediation.

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

THE COMPANY HAS A FEW LARGE CUSTOMERS

        The Company sells parts to various companies whose end user,
International Engine, accounts for a significant portion of the Company's overall business. In the fourth quarter of 2004, the Company lost $8 million in annual sales for one part sold to International Engine, which was approximately
70% of the Company's total sales to this customer. The loss of business resulted when International Engine converted the manufacturing of this part from an investment casting to a fine blanking. Fansteel does not produce fine blankings.
While it is not anticipated, the Company cannot provide any assurance that it will have the ability to replace all loss of revenue or profit resulting from the loss of such business and could suffer a material adverse impact on its operations and financial condition as a consequence.

        In addition to International Engine, the Company sells to several other customers that make up a significant portion of the Company's total sales. While none of these customers individually represent more than 10% of sales, as a group they make up a considerable portion of the Company's total sales. Although it is not anticipated, the loss of one or more of these customers would have a substantial impact on the Company's operations and profitability.

        A large portion of the Company's sales is to a limited number of customers in the aerospace and automotive industries. While the Company has long-term relationships with these companies, there is no guarantee that these relationships will continue. In addition, these industries tend to be volatile.
The United States automotive industry in particular has been unstable in recent years, with several large automotive companies struggling financially and some filing Chapter 11 bankruptcy.

COMPETITION

        Each of the Company's businesses participates in markets that are highly competitive. Many of these competitors are much larger than the Company's businesses, have greater name recognition, have more financial resources and can sell their products at prices lower than ours, giving them a greater competitive edge. The Company competes primarily on the basis of product quality, product performance, value, and long-term customer relationships. The competition that the Company faces in these markets may prevent the Company from achieving sales and profit goals, which could affect the Company's financial condition and results of operations.

        In addition the Company faces increased competition, primarily in the
Industrial Metal Components business segment, from offshore sources, such as
China, that offer lower production costs.

MATERIAL PRICES

        The Company started to experience raw material price increases beginning in 2004 and these material price increases have continued into 2006. To offset these price increases, the Company began adding material surcharges in March
2004 and in 2006 the Company continues to add material surcharges. There is no guarantee that the Company will be able to continue to pass on these material surcharges to its customers.

MANUFACTURING IN FOREIGN COUNTRIES

        The Company has a manufacturing facility in Mexico that is subject to currency exchange rate fluctuations. While foreign currency exchange rates have not had a significant impact on the Company's financial condition in the past, there can be no certainty that exchange rates will not have a financial impact in the future.

LIQUIDITY OF THE COMPANY STOCK

        The Company has a limited number of shareholders and the stock is thinly traded.

ITEM 2 - UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

        Pursuant to the Reorganization Plan, on the Effective Date, all
outstanding shares of the Predecessor Company's common stock, $2.50 par value, were cancelled.

        The Reorganization Plan authorized the issuance of 3,600,000 shares of common stock, $.01 par value, of the Successor Company. The general unsecured creditors received approximately 50% stock ownership. The PBGC received approximately 21% of the common stock being issued in the reorganization as part of the settlement of its claims related to the under-funding of the Company's now-terminated Pension Plan. The common stockholders of the Predecessor Company received approximately 24% of the newly issued stock. Finally, 5% of the
Successor Company's common stock has been set-aside in an employees' stock options plan, also approved as part of the confirmation.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the first quarter of 2006.

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

                                  FANSTEEL INC.
                                  (Registrant)

                                  /s/ Gary L. Tessitore
                                  ---------------------
                                  Gary L. Tessitore
                                  Chairman of the Board, President
May 12, 2006                      and Chief Executive Officer

                                  /s/ R. Michael McEntee
                                  ----------------------
                                  R. Michael McEntee
                                  Vice President and
May 12, 2006                      Chief Financial Officer

