Form 10-Q
period 2006-06-30
FANSTEEL INC
filed 2006-08-11
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From _____________________ to _____________________

Commission File Number 1-8676
FANSTEEL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-1058780
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

570 Lake Cook Road, Suite 200
Deerfield, Illinois 60015
(Address of principal executive offices and zip code)
(847) 689-4900
(Registrant’s Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $.01 par value	3,420,000 shares

FANSTEEL INC.
FORM 10-Q - INDEX
June 30, 2006

PART I.	FINANCIAL INFORMATION	Page No.

Item 1	Consolidated Financial Statements

	Consolidated Statement of Operations (unaudited) - Three months ended June 30, 2006 and three months ended June 30, 2005; six months ended June 30, 2006 and six months ended June 30, 2005	3-4

	Consolidated Balance Sheet - June 30, 2006 (unaudited) and December 31, 2005	5-6

	Consolidated Statement of Cash Flows (unaudited) - Six months ended June 30, 2006 and six months ended June 30, 2005	7

	Notes to Unaudited Consolidated Financial Statements	8-14

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	24-26

Item 1A	Risk Factors	27-28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3	Defaults Upon Senior Securities	29

Item 4	Submission of Matters to a Vote of Security Holders	29

Item 5	Other Information	29

Item 6	Exhibits	29

Signatures		30

Exhibit 31.1	Certifications- Gary L. Tessitore
Exhibit 31.2	Certifications- R. Michael McEntee
Exhibit 32.1	Certification

Index

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005

Net Sales	$17,310,193	$14,643,772

Cost and Expenses
Cost of products sold	14,419,478	11,917,554
Selling, general and administrative	1,703,204	1,787,145
	16,122,682	13,704,699

Operating Income	1,187,511	939,073

Other Income (Expense)
Interest expense	(374,063)	(252,449)
Other	11,382	(11,850)
	(362,681)	(264,299)
Income from Continuing Operations Before Reorganization Items and Income Taxes	824,830	674,774

Reorganization Items
US trustee fees	-	(18,000)
	-	(18,000)
Income from Continuing Operations Before Income Taxes	824,830	656,774
Income Taxes	-	-
Net Income from Continuing Operations	824,830	656,774
Income (Loss) from Discontinued Operations	(1,022,368)	247,313
Net Income (Loss)	$(197,538)	$904,087

Weighted Average Number of Common Shares Outstanding[a]	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Share
Continuing operations	$0.24	$0.19
Discontinued operations	(0.30)	0.07
Net income (loss)	$(0.06)	$0.26

a	Basis earnings per share and diluted earnings per share are the same.

See Notes to Consolidated Financial Statements

Index
Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Net Sales	$33,881,833	$27,874,693

Cost and Expenses
Cost of products sold	28,987,381	22,938,168
Selling, general and administrative	3,275,944	3,478,856
	32,263,325	26,417,024

Operating Income	1,618,508	1,457,669

Other Income (Expense)
Interest expense	(694,006)	(459,710)
Other	6,054	(12,269)
	(687,952)	(471,979)
Income from Continuing Operations Before Reorganization Items and Income Taxes	930,556	985,690

Reorganization Items
US trustee fees	-	(36,000)
	-	(36,000)
Income from Continuing Operations Before Income Taxes	930,556	949,690
Income Taxes	-	-
Net Income from Continuing Operations	930,556	949,690
Loss from Discontinued Operations	(1,843,466)	(784,292)
Net Income (Loss)	$(912,910)	$165,398

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Share[a]
Continuing operations	$0.27	$0.28
Discontinued operations	(0.54)	(0.23)
Net income (loss)	$(0.27)	$0.05

a	Basis earnings per share and diluted earnings per share are the same.

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	June 30, 2006 (Unaudited)	December 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$595,589	$791,453
Accounts receivable, less allowance of $181,000 and $126,000 at June 30, 2006 and December 31, 2005, respectively	11,486,134	9,720,207
Inventories
Raw material and supplies	1,389,855	1,344,841
Work-in process	6,706,618	4,712,644
Finished goods	596,574	648,167
Total inventories	8,693,047	6,705,652
Other assets - current	771,935	1,227,153
Total current assets	21,546,705	18,444,465

Property, plant and equipment
Land	1,084,419	1,084,419
Buildings	5,108,331	5,108,331
Machinery and equipment	6,052,296	5,432,871
	12,245,046	11,625,621
Less accumulated depreciation	2,692,845	2,189,763
Net property, plant and equipment	9,552,201	9,435,858

Other assets
Deposits	879,950	879,950
Reorganization value in excess of amounts allocable to identified assets	12,893,734	12,893,734
Property held for sale	1,327,500	1,327,500
Other	250,858	223,047
Total other assets	15,352,042	15,324,231

	$46,450,948	$43,204,554

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	June 30, 2006 (Unaudited)	December 31, 2005

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$6,342,520	$4,438,835
Accrued liabilities	6,800,700	6,103,073
Short-term borrowings	11,943,709	9,681,872
Current maturities of long-term debt	1,047,166	1,039,290
Total current liabilities	26,134,095	21,263,070

Long-term debt	4,669,724	5,273,501

Other liabilities - environmental remediation	21,429,101	21,533,459

Total liabilities	52,232,920	48,070,030

Shareholders' equity (deficit)
Common stock, par value $0.01
Authorized 3,600,000 shares, issued and outstanding 3,420,000	34,200	34,200
Capital in excess of par value	296,314	296,314
Accumulated (deficit)	(6,095,263)	(5,182,353)
Other comprehensive income
Foreign currency translation	(17,223)	(13,637)
Total other comprehensive income	(17,223)	(13,637)

Total shareholders’ (deficit)	(5,781,972)	(4,865,476)

Total liabilities and shareholders' (deficit)	$46,450,948	$43,204,554

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Cash Flows From Operating Activities:
Net income (loss)	$(912,910)	$165,398
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	487,362	514,492
Accretion on long-term debt and other liabilities	155,187	183,192
Loss from discontinued operations	1,843,466	784,292
Change in assets and liabilities:
(Increase) in accounts receivable	(1,690,927)	(1,193,977)
(Increase) in inventories	(1,987,395)	(1,152,804)
Decrease in other assets-current	455,203	419,330
Increase in accounts payable and accrued liabilities	2,454,913	188,095
Increase in income taxes payable	692	7,464
(Increase) in other assets	(27,811)	(54,332)
Net cash provided by (used in) operating activities	777,780	(138,850)
Cash Flows From Investing Activities:
Decrease in restricted cash	-	394,034
Capital expenditures	(619,425)	(149,724)
Net cash (used in) provided by investing activities	(619,425)	244,310
Cash Flows From Financing Activities:
Proceeds from short-term borrowing	2,265,498	988,590
Payments on long-term debt	(146,363)	(135,250)
Net cash provided by financing activities	2,119,135	853,340
Net Increase in Cash and Cash Equivalents from Continuing Operations	2,277,490	958,800
Cash Flows of Discontinued Operations: (Revised See Note 1)
Operating cash flows	(1,723,354)	(1,704,019)
Investing cash flow	-	1,400,000
Financing cash flows	(750,000)	-
Total Cash Flows of Discontinued Operations	(2,473,354)	(304,019)
Net Increase (Decrease) in Cash and Cash Equivalents	(195,864)	654,781
Cash and Cash Equivalents at Beginning of Period	791,453	7,597
Cash and Cash Equivalents at End of Period	$595,589	$662,378

See Notes to Consolidated Financial Statements

Index

Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

The consolidated financial statements as of and for the periods ending June 30, 2006 and June 30, 2005 of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

For the six months ended June 30, 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which was reported on a combined basis as a single amount for the six months ended June 30, 2005.

The Company’s annual Form 10-K includes more detailed information than is required by the Form 10-Q and it should be read in conjunction with the Company’s Form 10Q.

Certain reclassifications have been made to prior periods’ financial statements to conform to the 2006 presentation.

Note 2 - Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board Opinion (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based compensation to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. There was no impact on earnings or earnings per share because the Company has no outstanding options. Prior to January 1, 2006, the Company used the intrinsic-value method for accounting for stock-based employee compensation as specified in APB No. 25 with the proforma impact shown below:

Index

(Dollars in millions, except for earnings per-share)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net income (loss) as reported	$(912,910)	$165,398
Deduct: Total stock based compensation expense determined under the fair value based method, net of related tax effect	-	-
Pro forma - net income (loss)	$(912,910)	$165,398
Basic/diluted income (loss) per share:
As reported	$(0.27)	$0.05
Pro forma	$(0.27)	$0.05

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

The following table sets forth the computation of basic and diluted earnings per share:

Numerator:	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net income (loss)	$(912,910)	$165,398
Denominator:
Denominator for basic earnings per share- weighted average shares	3,420,000	3,420,000
Effect of dilutive securities:
Employee stock options	-	-
Employee restricted stock	-	-
Denominator:
Denominator for diluted earnings per share - weighted average shares	3,420,000	3,420,000
Basic earnings per share	$(0.27)	$0.05
Diluted earnings per share	$(0.27)	$0.05

Index

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

Note 5 - Discontinued Operations including Certain Environmental Remediation

The Predecessor Company had been licensed by the Nuclear Regulatory Commission (the “NRC”) to possess and use source material at the Muskogee Facility since 1967. Under the Predecessor Company's NRC permit, it was authorized to process ore concentrates and tin slags in the production of refined tantalum products. Licensable quantities of natural uranium and thorium are present in the slags, ores, concentrates and process residues.

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

During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility. Pursuant to the Reorganization Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility. In December 2003, the NRC approved the issuance of an amended NRC License and related Decommissioning Plan to FMRI. At January 23, 2004, the liability for the environmental remediation was $38.7 million, and the recorded discounted liability using a discount rate of 11.3%, was $19.2 million. In June 2005 and August 2005, the Company received insurance recoveries from its insurers of which $764,000 and $4,000, respectively, of net insurance recoveries were allocated for a prepayment of the inter-company FMRI $30.6 million note, which in turn was used to reduce its borrowing from the Decommissioning Trust. At June 30, 2006 and December 31, 2005, the gross estimated liability was $31.2 million and $32.5 million, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $17.2 million and $17.3 million, respectively.

Index

In September 2000, the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Predecessor Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site"). The Predecessor Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003. The proposed remedial actions at the North Chicago Facility were estimated to cost $2.17 million, for which a liability was recorded at January 23, 2004 as part of the bankruptcy reorganization for a newly formed special purpose subsidiary, North Chicago, Inc (“NCI”). On March 7, 2005, NCI sold the real property to the City of North Chicago (the “City”), transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. In June 2005, the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a prepayment of the note delivered to the EPA.  At June 30, 2006 and December 31, 2005, the gross estimated liability was $0.3 million and $0.4 million, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $0.3 million and $0.3 million, respectively.

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility. To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare. In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that the Predecessor Company submit a plan for further characterization of the facility. The Predecessor Company submitted a letter to the KNREPC in June 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility. FLRI anticipates implementing the Site Characterization Plan in 2007 with an estimated $1.78 million to perform the remedial activities and a liability in that amount was recorded at January 23, 2004. In June 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1.78 million note. At June 30, 2006 and December 31, 2005, the gross estimated liability was $1.3 millions and $1.3 million, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1.1 million and $1.1 million, respectively.

Actual costs to be incurred in future periods to decommission the above sites may vary, which could result in adjustment to future accruals, from the estimates, due to, among other things, assumptions related to the quantities of soils to be remediated and inherent uncertainties in costs over time of actual disposal.

On December 31, 2004, the Company sold substantially all of the assets (including, but not limited to, machinery and equipment, raw material items, work-in-process items, finished goods items, receivables, machinery and equipment contracts, customer contracts and supplier contracts, but excluding real estate, fixtures and certain other assets) of the division of the Company known as "Washington Manufacturing" (the "Washington Division") to Whitesell Corporation (“Whitesell”), a customer of the Washington Division, for consideration consisting of a combination of (i) cash (in the initial amount of approximately $2.0 million, subject to post-closing adjustment) and (ii) the assumption by Whitesell of certain liabilities of the Washington Division (in the initial amount of approximately $1.0 million, determined in accordance with U.S. generally accepted accounting principles consistently applied, subject to post-closing adjustment) (collectively, the “Washington Sale”). A loss of $1.6 million was recognized in the fourth quarter 2004 from this sale.

Index

The operations described above are classified as discontinued operations for all periods presented.

Discontinued operations reported losses of $1,843,000 and $784,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. The losses for both time periods relate primarily to the amortization of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan. Results for the six months ended June 30, 2005 also included gains from net recoveries of $1.2 million from its insurers.

Note 6 - Other Environmental Remediation

Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman. At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,147,000 from 2005 to 2009. At June 30, 2006 and December 31, 2005 the gross estimated liability was $2.1 million and $2.1 million, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1.9 million and $1.8 million, respectively.

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand. It is anticipated that, based upon recent projections by third-party consultants, Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at June 30, 2006 and December 31, 2005 was $523,000 and $495,000, respectively.

In October 2000, Wellman provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site. The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment. Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment. Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill. However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time. The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at June 30, 2006 and December 31, 2005 was $493,000 and $467,000, respectively.

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

Index

Note 7 - Debt

In order to increase the Company’s liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its wholly-owned subsidiary, Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005. Borrowing under the revolving line of credit is included as short-term borrowings.

Under the credit facility, subject to certain borrowing conditions, the Company may incur revolving loans and letter of credit issuances in an amount up to $15 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 15, 2007. As borrowers, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements. The interest rate on the line is at prime and there is a .25% unused line fee. Substantially all of the assets of the borrowers are pledged as security for this financing. At June 30, 2006, the Company was in compliance with all covenants of the Loan and Security Agreement with Fifth Third Bank. At June 30, 2006 the Company had letters of credit of $770,000 for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. The Company’s credit availability was $2,141,000 at June 30, 2006.

Note 8 - Income Taxes

Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Valuation allowances are established in accordance with provisions of FASB Statement No. 109 “Accounting for Income Taxes”. The valuation allowances are attributable to federal and state deferred tax assets.

At June 30, 2006 and December 31, 2005, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $18.8 million that expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards as the net operating loss carry-forwards are not anticipated to be realized before expiration.

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

Index

Financial information concerning the Company's segments is as follows:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net Sales:
Advanced Structures	$20,236,181	$14,998,493
Industrial Metal Components	13,645,652	12,876,200
Total Net Sales	$33,881,833	$27,874,693

Operating Income (Loss):
Advanced Structures	$2,697,867	$1,246,201
Industrial Metal Components	(1,079,359)	211,468
Total Operating Income	$1,618,508	$1,457,669

Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.

The identifiable assets by business segment, for the periods indicated, are set forth below:

	June 30, 2006	December 31, 2005
Identifiable assets:
Advanced Structures	$17,761,103	$14,541,132
Industrial Metal Components	9,943,040	9,208,344
Corporate	13,953,991	14,315,495
Discontinued	4,792,814	5,139,583
Total Assets	$46,450,948	$43,204,554

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Depreciation and amortization:
Advanced Structures	$197,360	$148,705
Industrial Metal Components	283,808	365,787
Corporate	6,194	-
Discontinued	15,720	15,714
Total depreciation and amortization	$503,082	$530,206

Capital expenditures:
Advanced Structures	$543,433	$132,296
Industrial Metal Components	69,401	17,428
Corporate	6,591	-
Total capital expenditures	$619,425	$149,724

Index

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

Results of Operations

Three Months Ended June 30, 2006 (Second Quarter 2006) As Compared To Three Months Ended June 30, 2005 ( Second Quarter 2005)

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Second Quarter Ended June 30, 2006	Second Quarter Ended June 30, 2005
Advanced Structures	$10,240,143	$8,043,710
Industrial Metal Components	7,070,050	6,600,062
	$17,310,193	$14,643,772

The Company’s consolidated net sales for the quarter ended June 30, 2006 increased $2.7 million, or 18.2%, compared to the quarter ended June 30, 2005.

Advanced Structures’ net sales for the quarter ended June 30, 2006 increased by $2.2 million, or 27.3%, compared to the quarter ended June 30, 2005. This improvement is due to increased casting sales of helicopter components and private jet aircraft parts, as well as price increases implemented in 2005.

Industrial Metal Components' net sales for the quarter ended June 30, 2006 increased $470,000, or 7.1%, compared with the quarter ended June 30, 2005. Net sales of investment castings increased by $766,000, or 23.3%, due primarily to an increase in truck diesel engine components, offset by declines in industrial products and power tools. Net sales of powdered metal components decreased by $296,000, or 8.9%, compared to the second quarter of 2005, with decreases in automotive, lawn and garden and recreational vehicle product lines related to market conditions.

Index

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Second Quarter Ended June 30, 2006	Second Quarter Ended June 30, 2005
Advanced Structures	$1,419,703	$880,256
Industrial Metal Components	(232,192)	58,817
	$1,187,511	$939,073

Operating income for the quarter ended June 30, 2006 increased $248,000, or 26.5%, compared to the quarter ended June 30, 2005.

Advanced Structures operating income of $1,420,000 for the quarter ended June 30, 2006 improved from operating income of $880,000 for the quarter ended June 30, 2005. This improvement is due to higher sales volume, notably in helicopter and private jet aircraft parts, and price increases on several parts. Income in the second quarter of 2006 also included $617,000 of training grants from the state of Iowa.

Industrial Metal Components had an operating loss of $232,000 for the quarter ended June 30, 2006 compared to operating income of $59,000 for the quarter ended June 30, 2005. Higher material costs and manufacturing expenses have had a negative impact on the second quarter 2006 operating results.

Other Expenses

The following table sets forth the combined other income (expenses) of the Company included in the consolidated statement of operations:

	Second Quarter Ended June 30, 2006	Second Quarter Ended June 30, 2005
Interest expenses	$(374,063)	$(252,449)
Other	11,382	(11,850)
	$(362,681)	$(264,299)

Other expense increased $98,000 in the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, as interest expense was higher due to the increased level of borrowing.

Reorganization Items

Reorganization expenses related to bankruptcy were $0 and $18,000 for the quarters ended June 30, 2006 and June 30, 2005, respectively. The Company emerged from Chapter 11 bankruptcy on January 23, 2004.

Index

Discontinued Operations

Discontinued operations reported a loss of $1,022,000 in the quarter ended June 30, 2006 and income of $247,000 in the quarter ended June 30, 2005. The 2006 losses related primarily to the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation. Second quarter 2005 results included net insurance recoveries of $1.2 million, reduced by the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation.

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets, except for the gain in discontinued operations from the carry-back refund from the net operating loss related to environmental liabilities.

Net Income (Loss)

The Company had a net loss of $198,000 for the quarter ended June 30, 2006 and net income of $904,000 for the quarter June 30, 2005.

2006 Six Months As Compared To 2005 Six Months

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Advanced Structures	$20,236,181	$14,998,493
Industrial Metal Components	13,645,652	12,876,200
	$33,881,833	$27,874,693

Consolidated net sales for the six months ended June 30, 2006 increased $6.0 million, or 21.6%, from the first six months of 2005.

Net sales for Advanced Structures for the six months ended June 30, 2006 were $5.2 million, or 34.9% higher, compared to the six months ended June 30, 2005. This improvement is attributed to increased sales of missile and helicopter components and private jet parts, as well as price increases implemented in 2005.

The Industrial Metal Components' net sales for the six months ended June 30, 2006 increased $769,000, or 6.0%, compared with the six months ended June 30, 2005. Net sales of investment castings increased by $1.2 million, or 20.1%, as higher sales to automotive and flow control customers offset shortfalls in other product lines. Net sales of powdered metal components decreased 7.1% primarily due to lower sales to the lawn and garden market.

Index

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Advanced Structures	$2,697,867	$1,246,201
Industrial Metal Components	(1,079,359)	211,468
	$1,618,508	$1,457,669

Operating income of $1.6 million for the six months ended June 30, 2006 increased by $161,000 compared to $1.5 million for the six months ended June 30, 2005, due primarily to the higher sales volume, offset by higher material costs and unusual charges in the first quarter of 2006 at the investment casting operation for expedited freight, inspection costs and scrap related to the start-up of new customer parts.

Operating income of $2,698,000 in the Advanced Structures segment for the six months ended June 30, 2006 improved from operating income of $1,246,000 in the six months ended June 30, 2005, due to the higher volume, primarily from helicopter and missile components, as well as price increases.

The Industrial Metal Components segment had an operating loss of $1,079,000 for the six months ended June 30, 2006 compared to operating income of $211,000 for the six months ended June 30, 2005. The primary reason for the decline in income was due to unusual charges in the first four months that totaled $726,000 at the investment casting operation related to the start-up of new customer parts. The powdered metal operation experienced a loss in the first six months of 2006 due to lower sales volume and higher material costs.

Other Income (Expenses)

The following table sets forth the combined other income (expense) of the Company included in the consolidated statement of operations:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Interest expenses	$(694,006)	$(459,710)
Other	6,054	(12,269)
	$(687,952)	$(471,979)

Other expense increased $216,000 in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, as interest expense was higher due to increased borrowing.

Reorganization Items

Reorganization expenses related to bankruptcy were $0 for the six months ended June 30, 2006 as compared to $36,000 for the six months ended June 30, 2005. The Company emerged from Chapter 11 on January 23, 2004.

Index

Discontinued Operations

Discontinued operations reported losses of $1,843,000 and $784,000 in the six months ended June 30, 2006 and June 30, 2005, respectively. Results in 2005 included net insurance recoveries of $1.2 million.

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

The Company had a net loss of $913,000 for the six months ended June 30, 2006. Net income for the six months ended June 30, 2005 was $165,000.

Liquidity and Capital Resources

On June 30, 2006, the Company had cash of $596,000 compared to $791,000 of cash on December 31, 2005. Cash increased $2,277,000 from continuing operations and decreased $2,473,000 from discontinued operations for the six months ended June 30, 2006.

Operating Activities

For the six months ended June 30, 2006, operating activities provided $778,000 in cash due primarily to increases in accounts payable and accrued liabilities and decreases in other current assets, offset by increases in accounts receivable and inventories. During the six months ended June 30, 2005, operating activities consumed $139,000 of cash with increases in accounts receivable and inventory, partially offset by increases in accounts payable, accrued liabilities and other current assets.

Investing Activities

For the six months ended June 30, 2006, investing activities consumed $619,000 for capital expenditures, primarily in the Advanced Structures business segment. For the six months ended June 30, 2005, investing activities provided $244,000 due to a decrease in restricted cash of $394,000 offset by $150,000 in capital expenditures.

Financing Activities

Financing activities provided $2,119,000 for the six months ended June 30, 2006, as compared to $853,000 for the six months ended June 30, 2005. Net borrowings in the second quarter of 2006 from the revolving line of credit were $2.3 million, with payments of long-term debt of $146,000. In the first six months of 2005, net borrowing from the revolving line of credit was $989,000 and long-term debt payments were $135,000.

In order to increase the Company’s liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its wholly-owned subsidiary, Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005. Borrowing under the revolving line of credit is included as short-term borrowings.

Index

Under the credit facility, subject to certain borrowing conditions, the Company may incur revolving loans and letter of credit issuances in an amount up to $15 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 15, 2007. As borrowers, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements. The interest rate on the line is at prime and there is a .25% unused line fee. Substantially all of the assets of the borrowers are pledged as security for this financing. At June 30, 2006, the Company had letters of credit for $770,000 outstanding, primarily for casualty insurance collateral, under the new credit facility with an interest rate of 1.5%. At June 30, 2006 the credit availability was $2,141,000. The Company was in compliance with all covenants of the Loan and Security Agreement with Fifth Third Bank at June 30, 2006.

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

-     imiting the Company's flexibility in planning for, or reacting to, changes in the Company's business and its industry; and

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

Index

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

Index

Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at June 30, 2006:

(In thousands)	Total	2006	2007	2008	2009	2010	After 2010
PBGC Note	$8,000	$-	$750	$750	$750	$1,150	$4,600
PA economic agencies notes	608	146	305	143	14	-	-
Operating leases	221	89	98	16	12	6	-
Revolving line	11,944	-	11,944	-	-	-	-
Letters of credit	770	-	770	-	-	-	-
Environmental liabilities	37,128	984	2,898	1,844	2,866	1,836	26,700

Total	$58,671	$1,219	$16,765	$2,753	$3,642	$2,992	$31,300

The above table excludes discounts of the long-term debt and environmental liabilities as well as any related interest.

The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules. A minimum annual funding of $1.4 million is required for environmental liabilities related to FMRI.

The revolving line of credit has a renewal date of January 15, 2007. The revolving line of credit requires immediate repayment from cash receipts. Borrowings can be made as needed, based on availability. The availability at June 30, 2006 was $2,141,000, compared with $1,876,000 at December 31, 2005.

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

Index

ITEM 4 - CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report on Form 10-Q, have concluded that the Company's “disclosure controls and procedures” were effective as of the end of the period covered by this Report.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls during the period covered by this Report.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Index

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On the Petition Date, the Debtors filed voluntary petitions in the Court for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company emerged from Chapter 11 protection on January 23, 2004, the Effective Date.

On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspects of FMRI’s NRC License. The State of Oklahoma challenged a number of aspects of the NRC License, including the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. On May 26, 2004, the administrative law judge overseeing the proceeding issued his decision, finding in favor of FMRI and against the State of Oklahoma on all matters under consideration. The State of Oklahoma's ability to appeal the ruling of the administrative law judge expired on June 15, 2004 such that the ruling of the administrative law judge became final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Reorganization Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Decommissioning Plan, effectively precluding FMRI from undertaking to commence certain actions required by its NRC License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC License required FMRI (i) by September 1, 2004, to commence Phase 1 work of removing certain residue materials ("WIP") from the site and (ii) by March 31, 2006 to complete the removal of the WIP materials, taking into account preparation, scheduling, cost and weather. Realizing its inability to satisfy certain of its NRC License conditions, FMRI timely notified the NRC and commenced discussions with the NRC and third parties with a view to, as soon as possible and subject to available funding, commence and complete Phase 1 remediation. Such negotiations and discussions resulted in an April 13, 2005 amendment to the decommissioning trust that now permits an additional $2,500,000 to be drawn by FMRI to complete Phase 1 of the Decommissioning Plan. The amounts of these additional draws are dependent upon the weight of material disposed of offsite at the approved disposal site. Notwithstanding FMRI access to additional funding, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to eliminate the violation of not starting on time the Phase 1 of the Decommissioning Plan, in part because certain conditions to the commencement of Phase 1 decommissioning still remains. As a result, FMRI remains in technical violation of its NRC License but did commence Phase 1 decommissioning activities in June 2005. Fansteel can provide no assurance that FMRI will be able to reach consensus with the NRC and eliminate the existing violations. Notwithstanding FMRI’s violations, the obligations of Fansteel with respect to the Muskogee Facility are unchanged and remain limited to Fansteel’s obligations to FMRI under the FMRI Notes, as described in the Reorganization Plan.

On December 31, 2004, the Company sold its special wire forms operation to Whitesell Corporation (“Whitesell” or “the buyer”). Pursuant to the asset purchase agreement (“APA”), the buyer had until March 1, 2005 to provide a closing statement of the final purchase price. On February 28, 2005, the buyer submitted a closing statement alleging that the Company owed $480,922 to the buyer. Per the APA, the Company had 30 days from receipt of the closing statement to object, then 20 days thereafter to negotiate a settlement and then submit any unresolved issues to an independent accounting firm for resolution. By agreement with the buyer, the 30-day objection period was extended for an additional 15 days to April 14, 2005. The Company reviewed the closing statement and on April 14, 2005 issued a Notice of Objection to buyer asserting that buyer owes Fansteel $441,266. The Buyer continued to dispute the Company’s purchase price calculation. Since a consensual resolution could not be achieved on all disputed items within the timeframe prescribed in the APA, disputed items of $203,000 were submitted to an independent accounting firm. In June 2005, the Company also filed a demand for arbitration to the American Arbitration Association (AAA), in accordance with the APA, relating to three items that buyer included as a reduction of $554,000 in their closing price that the Company contends are not appropriate closing price adjustments. The determination by the independent accounting firm was received on August 26, 2005, awarding $155,000 of the disputed items in the Company’s favor. The Company demanded payment of $339,000 owed by the buyer but received no response within the time period allowed in the purchase agreement.

Index

In September 2005, the Company filed two (2) suits in the United States District Court for the Northern District of Illinois, Eastern Division, to recover monies owed and damages from Whitesell as a result of the Asset Purchase Agreement. Whitesell filed motions to dismiss both suits in November 2005. The Court held a second status hearing on January 31, 2006, at which time the Court consolidated both of Fansteel’s suits into one action. A third status hearing, on March 21, 2006, was postponed until April 18, 2006 to allow the Court time to rule on Whitesell’s motions. On April 10, 2006, Judge St. Eve of the Northern District of Illinois ruled, denying all of Whitesell’s motions, in their entirety, and including strong language as to the merit of Fansteel’s claims. At the next status hearing, on April 18, 2006, the Judge recommended mediation for settlement purposes, with a response required by April 26, 2006. Both parties responded that they would be willing to enter settlement discussions, and a settlement conference before a United States District Court Magistrate was scheduled for July 13, 2006. Fansteel and Whitesell moved forward with the litigation, participating in written discovery and document production pursuant to the scheduling order entered by the Court. On May 17, 2006, Whitesell filed a Motion to Change Venue, seeking that the case be transferred to the United States District Court for the Southern District of Iowa due to the presence of the majority of evidence, witnesses, and party contacts in the State of Iowa. The parties fully briefed Whitesell’s motion, which was strongly opposed by Fansteel. On July 11, 2006, Judge St. Eve granted Whitesell’s motion, transferring the case to the United States District Court for the Southern District of Iowa. Although the cases are now been pending before the United States District Court for the Northern District of Iowa, the Court has not yet set any formal litigation or trial schedules, and has not ruled on any substantive motions.

In December 2005, Whitesell sent a letter of renewal for the lease at Washington, IA. Fansteel responded that renewal was not accepted as Whitesell is in default of the lease for withholding rent payments since October 2005. A real estate firm was engaged to market the property and a sales campaign began in March 2006. On April 17, 2006 Fansteel received notice of a suit filed in Iowa State Court by Whitesell requesting a temporary stay of Fansteel’s renting or selling the facility and determining that Whitesell is not in default under the Lease Agreement. The stay motion was scheduled to be heard on April 28, 2006 in Iowa State Court. However, Fansteel successfully removed Whitesell’s Iowa lawsuit to the United States District Court for the Southern District of Iowa and then filed a Motion to Dismiss, Transfer or Stay the Whitesell motions based upon the fact that, at the time, both of Fansteel’s Illinois lawsuits were pending before Judge St. Eve in the Northern District of Illinois. At a hearing on May 23, 2006 in the United States District Court for the Southern District of Iowa, Judge Charles Wolle denied Whitesell’s motion to return the case to state court and stayed all litigation in the Iowa court until the other Illinois litigation was resolved. On May 12, 2006, Whitesell filed the aforementioned Motion to Change Venue with the Northern District of Illinois, seeking to transfer the Illinois litigation to the Southern District of Iowa. Whitesell’s motion was granted on July 11, 2006 resulting in cancellation of the settlement conference scheduled for July 13, 2006. Both Fansteel and Whitesell have agreed to attempt to schedule a settlement conference before the Iowa court.

Index

The final arbitrator was selected for the AAA arbitration in Detroit in April 2006 with the second teleconference call for the lawyers held on April 24, 2006. The arbitration panel will determine if they have jurisdiction in the disputed items and whether Whitesell’s deductions from the purchase price were or were not proper. After receiving and considering extensive briefs, the Arbitration Panel heard oral arguments from counsel in a conference call on August 2, 2006. On August 9, 2006, the Arbitration Panel issued a favorable ruling for Fansteel by denying Whitesell’s motion to dismiss.

The Company can provide no assurance as to the outcome of these various actions and a negative outcome of such dispute could have an adverse effect on the Company.

Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Reorganization Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims. The Department of Justice notified the Company on April 29, 2005 that the NRC and other interested federal agencies did consent to the following settlements: On May 26, 2005, the Company reached agreement with Zurich American Insurance Company and Zurich International (Bermuda) Ltd. (collectively, "Zurich") and on April 18, 2005 with KWELM Management Services Limited on behalf of the Scheme Administrator for KWELM in an insolvency proceeding under the laws of Great Britain and the Joint Liquidators for The Bermuda Fire & Marine Insurance Company (collectively, "KWELM"). Zurich agreed to a settlement providing for a cash settlement payment to the Company of $1.4 million, which was received on June 9, 2005. KWELM agreed to a Notified Scheme Claim totaling $400,000. Cash distributions in respect of the claims would be paid out to the Company in accordance with KWELM's approved Scheme of Arrangement. The Scheme administrator has represented that Fansteel can anticipate total cash payments equal to approximately 50% to 57% of its Notified Scheme Claim (approximately $200,000 - $228,000). The initial cash distribution from KWELM of $205,874 was received on June 4, 2005 with a second distribution of $36,167 received on August 11, 2005 and a third distribution of $88,263 received on December 27, 2005, for a total of $330,304, or 83% of the total claim. The proceeds of the settlements were used in accordance with the Reorganization Plan to pay certain professional fees and expenses related to such settlements. The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulting in prepayments under the FMRI Notes of $831,000, the FLRI Primary Note of $111,000 and the ED Note of $147,000 and payments aggregating $66,000 on account of EPA CERCLA claims.

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

Index

ITEM 1A - RISK FACTORS

Investment in the Company’s securities involves a number of risk and uncertainties. Careful consideration should be given to the following risks, along with the cautionary statement regarding “forward-looking statements” in Part 1, Item 2 of this report and other information included in this report, before purchasing the Company’s securities. Besides the risks listed below, the Company faces risks that are currently unknown or that are currently consider to be immaterial, but may also impact business or adversely affect the Company’s financial condition or results of operations.

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

Index

In addition to International Engine, the Company sells to several other customers that make up a significant portion of the Company’s total sales. While none of these customers individually represent more than 10% of sales, as a group they make up a considerable portion of the Company’s total sales. Although it is not anticipated, the loss of one or more of these customers would have a substantial impact on the Company’s operations and profitability.

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

Index

ITEM 2 - UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Pursuant to the Reorganization Plan, on the Effective Date, all outstanding shares of the Predecessor Company’s common stock, $2.50 par value, were cancelled.

The Reorganization Plan authorized the issuance of 3,600,000 shares of common stock, $.01 par value, of the Successor Company. The general unsecured creditors received approximately 50% stock ownership. The PBGC received approximately 21% of the common stock being issued in the reorganization as part of the settlement of its claims related to the under-funding of the Company’s now-terminated Pension Plan. The common stockholders of the Predecessor Company received approximately 24% of the newly issued stock. Finally, 5% of the Successor Company’s common stock has been set-aside in an employees’ stock options plan, also approved as part of the confirmation.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the second quarter of 2006.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FANSTEEL INC.
(Registrant)

/s/ Gary L. Tessitore
Gary L. Tessitore
August 10, 2006	Chairman of the Board, President and Chief Executive Officer

/s/ R. Michael McEntee
R. Michael McEntee
August 10, 2006	Vice President and Chief Financial Officer