Form 10-Q
period 2006-09-30
FANSTEEL INC
filed 2006-11-14
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $.01 par value	3,420,000 shares

FANSTEEL INC.
FORM 10-Q - INDEX
September 30, 2006

PART I.	FINANCIAL INFORMATION	Page No.

Item 1	Consolidated Financial Statements

Consolidated Statement of Operations (unaudited) - Three months ended September 30, 2006 and three months ended September 30, 2005; nine months ended September 30, 2006 and nine months ended September 30, 2005
		3-4

	Consolidated Balance Sheet - September 30, 2006 (unaudited) and December 31, 2005	5-6

	Consolidated Statement of Cash Flows (unaudited) - Nine months ended September 30, 2006 and nine months ended September 30, 2005	7

	Notes to Unaudited Consolidated Financial Statements	8-15

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-30

Item 3	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	32-35

Item 1A	Risk Factors	35-37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3	Defaults Upon Senior Securities	38

Item 4	Submission of Matters to a Vote of Security Holders	38

Item 5	Other Information	38

Item 6	Exhibits	38

Signatures		39

Exhibit 31.1	Certifications- Gary L. Tessitore
Exhibit 31.2	Certifications- R. Michael McEntee
Exhibit 32.1	Certification

Index

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

Net Sales	$16,884,892	$13,205,621

Cost and Expenses
Cost of products sold	15,738,633	11,563,269
Selling, general and administrative	1,691,926	1,525,158
	17,430,559	13,088,427

Operating Income (Loss)	(545,667)	117,194

Other Expense
Interest expense	(414,091)	(494,613)
Other	(8,524)	(14,153)
	(422,615)	(508,766)
Loss from Continuing Operations Before Reorganization Items and Income Taxes	(968,282)	(391,572)

Reorganization Items
US trustee fees	-	(18,000)
	-	(18,000)
Loss from Continuing Operations Before Income Taxes	(968,282)	(409,572)
Income Taxes	-	-
Net Loss from Continuing Operations	(968,282)	(409,572)
Loss from Discontinued Operations	(1,078,850)	(649,145)
Net Loss	$(2,047,132)	$(1,058,717)

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Loss per Share[a]
Continuing operations	$(0.28)	$(0.12)
Discontinued operations	(0.32)	(0.19)
Net loss	$(0.60)	$(0.31)

a Basic earnings per share and diluted earnings per share are the same.

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Net Sales	$50,766,725	$41,080,314

Cost and Expenses
Cost of products sold	44,726,014	34,501,437
Selling, general and administrative	4,967,870	5,004,014
	49,693,884	39,505,451

Operating Income	1,072,841	1,574,863

Other Expense
Interest expense	(1,108,097)	(954,323)
Other	(2,470)	(26,422)
	(1,110,567)	(980,745)
Income (Loss) from Continuing Operations Before Reorganization Items and Income Taxes	(37,726)	594,118

Reorganization Items
US trustee fees	-	(54,000)
	-	(54,000)
Income (Loss) from Continuing Operations Before Income Taxes	(37,726)	540,118
Income Taxes	-	-
Net Income (Loss) from Continuing Operations	(37,726)	540,118
Loss from Discontinued Operations	(2,922,316)	(1,433,437)
Net Loss	$(2,960,042)	$(893,319)

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Share[a]
Continuing operations	$(0.01)	$0.16
Discontinued operations	(0.85)	(0.42)
Net income (loss)	$(0.86)	$(0.26)

a Basic earnings per share and diluted earnings per share are the same.

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	September 30, 2006 (Unaudited)	December 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$29,356	$791,453
Accounts receivable, less allowance of $754,000 and $126,000 at September 30, 2006 and December 31, 2005, respectively	12,034,103	9,720,207
Inventories
Raw material and supplies	1,509,171	1,344,841
Work-in process	6,930,371	4,712,644
Finished goods	670,100	648,167
Total inventories	9,109,642	6,705,652
Other assets - current	317,065	1,227,153
Total current assets	21,490,166	18,444,465

Property, plant and equipment
Land	1,084,419	1,084,419
Buildings	5,108,331	5,108,331
Machinery and equipment	6,487,475	5,432,871
	12,680,225	11,625,621
Less accumulated depreciation	2,947,215	2,189,763
Net property, plant and equipment	9,733,010	9,435,858

Other assets
Deposits	879,950	879,950
Reorganization value in excess of amounts allocable toidentified assets	12,893,734	12,893,734
Property held for sale	1,327,500	1,327,500
Other	325,798	223,047
Total other assets	15,426,982	15,324,231

	$46,650,158	$43,204,554

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	September 30, 2006 (Unaudited)	December 31, 2005

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$7,056,899	$4,438,835
Accrued liabilities	6,185,721	6,103,073
Short-term borrowings	13,942,792	9,681,872
Current maturities of long-term debt	1,051,186	1,039,290
Total current liabilities	28,236,598	21,263,070

Long-term debt	4,741,989	5,273,501

Other liabilities - environmental remediation	21,500,675	21,533,459

Total liabilities	54,479,262	48,070,030

Shareholders' equity (deficit)
Common stock, par value $0.01 Authorized 3,600,000 shares, issued and outstanding 3,420,000	34,200	34,200
Capital in excess of par value	296,314	296,314
Accumulated (deficit)	(8,142,395)	(5,182,353)
Other comprehensive income
Foreign currency translation	(17,223)	(13,637)
Total other comprehensive income	(17,223)	(13,637)

Total shareholders’ (deficit)	(7,829,104)	(4,865,476)

Total liabilities and shareholders' (deficit)	$46,650,158	$43,204,554

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Cash Flows From Operating Activities:
Net loss	$(2,960,042)	$(893,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	733,872	780,198
Accretion on long-term debt and other liabilities	234,762	248,825
Loss from discontinued operations	2,922,316	1,433,437
Change in assets and liabilities:
(Increase) in accounts receivable	(2,435,302)	(1,035,028)
(Increase) in inventories	(2,403,990)	(1,358,691)
Decrease in other assets-current	910,752	682,495
Increase (decrease) in accounts payable and accrued liabilities	2,422,247	(2,811,648)
Increase in income taxes payable	5,657	5,595
(Increase) in other assets	(102,751)	(82,952)
Net cash provided by (used in) operating activities	(672,479)	(3,031,088)
Cash Flows From Investing Activities:
Decrease in restricted cash	-	394,034
Capital expenditures	(1,054,604)	(312,829)
Net cash (used in) provided by investing activities	(1,054,604)	81,205
Cash Flows From Financing Activities:
Proceeds from short-term borrowing	4,264,940	5,062,299
Payments on long-term debt	(219,523)	(204,247)
Net cash provided by financing activities	4,045,417	4,858,052
Net Increase in Cash and Cash Equivalents from Continuing Operations	2,318,334	1,908,169
Cash Flows of Discontinued Operations:
(Revised - see Note 1)
Operating cash flows	(2,330,431)	(2,130,715)
Investing cash flow	-	1,400,000
Financing cash flows	(750,000)	-
Total Cash Flows of Discontinued Operations	(3,080,431)	(730,715)
Net Increase (Decrease) in Cash and Cash Equivalents	(762,097)	1,177,454
Cash and Cash Equivalents at Beginning of Period	791,453	7,597
Cash and Cash Equivalents at End of Period	$29,356	$1,185,051

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$735,000	$662,000
Income tax refunds	(5,657)	(5,595)

See Notes to Consolidated Financial Statements

Index

Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

The consolidated financial statements as of and for the periods ending September 30, 2006 and September 30, 2005 of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results during the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The Company also has special purposes subsidiaries included as part of discontinued operations that were established as part of the Reorganization Plan solely for the obligation of remediation of environmental issues at former operations of the Company.

The consolidated financial statements include the accounts of Fansteel Inc. and its subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

For the nine months ended September 30, 2006 and September 30, 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which was previously reported on a combined basis as a single amount on the third quarter 10-Q for the nine months ended September 30, 2005.

The Company’s annual Form 10-K includes more detailed information than is required by the Form 10-Q and it should be read in conjunction with the Company’s Form 10-Q.

Certain reclassifications have been made to prior periods’ financial statements to conform to the 2006 presentation.

Index

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

(Dollars in millions, except for earnings per-share)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(1,058,717)	$(893,319)
Deduct: Total stock based compensation expense determined under the fair value based method, net of related tax effect	-	-
Pro forma - net loss	$(1,058,717)	$(893,319)
Basic/diluted loss per share:
As reported	$(0.31)	$(0.26)
Pro forma	$(0.31)	$(0.26)

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

Index

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
Numerator:	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net loss	$(2,047,132)	$(1,058,717)	$(2,960,042)	$(893,319)
Denominator:
Denominator for basic earnings per share-weighted average shares	3,420,000	3,420,000	3,420,000	3,420,000
Effect of dilutive securities:
Employee stock options	-	-	-	-
Employee restricted stock	-	-	-	-
Denominator:
Denominator for diluted earnings per share - weighted average shares	3,420,000	3,420,000	3,420,000	3,420,000
Basic loss per share	$(0.60)	$(0.31)	$(0.86)	$(0.26)
Diluted loss per share	$(0.60)	$(0.31)	$(0.86)	$(0.26)

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

Muskogee Facility

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

Index

During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility. Pursuant to the Reorganization Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility. In December 2003, the NRC approved the issuance of an amended NRC License and related Decommissioning Plan to FMRI. At January 23, 2004, the liability for the environmental remediation was $38.7 million, and the recorded discounted liability using a discount rate of 11.3% as part of fresh-start accounting, was $19.2 million. In 2005, FMRI began removal of the residues under phase 1 of the decommissioning plan, which is expected to remove over 80% of the radioactive contaminated residues. In September 2005 and August 2005, the Company received insurance recoveries from its insurers of which $764,000 and $4,000, respectively, of net insurance recoveries were allocated for a prepayment of the inter-company FMRI $30.6 million note, which in turn was used to reduce its borrowing from the Decommissioning Trust. Phase 1 is behind schedule, but continues in 2006. At September 30, 2006 and December 31, 2005, the gross estimated liability was $30,720,000 and $32,481,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $17,282,000 and $17,341,000, respectively.

North Chicago Facility

In September 2000, the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Predecessor Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site"). The Predecessor Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003. The proposed remedial actions at the North Chicago Facility were estimated to cost $2.17 million, for which a liability was recorded at January 23, 2004 as part of the bankruptcy reorganization for a newly formed special purpose subsidiary, North Chicago, Inc (“NCI”). On March 7, 2005, NCI sold the real property to the City of North Chicago (the “City”), transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning nine months after issuance. In September 2005, the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a prepayment of the note delivered to the EPA. The Company has made the first three payments due under the promissory note to date. At September 30, 2006 and December 31, 2005, the gross estimated liability was $192,000 and $440,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $134,000 and $343,000, respectively.

Lexington Facility

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility. To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare. In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that the Predecessor Company submit a plan for further characterization of the facility. The Predecessor Company submitted a letter to the KNREPC in September 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility. An estimated $1.78 million to perform the remedial activities was determined and a liability in that amount was recorded at January 23, 2004. In September 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1.78 million note. FLRI anticipates implementing the Site Characterization Plan in 2007. At September 30, 2006 and December 31, 2005, the gross estimated liability was $1,241,000 and $1,320,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,098,000 and $1,064,000, respectively.

Index

The Company is pursuing the sale of its Lexington Facility, which is owned by its special purpose subsidiary FLRI. During the fresh start reporting process, the land and buildings held for sale were adjusted to a carrying value of $1,327,500, which was based on a third party appraisal of the property, excluding environmental remediation costs, and discounted for estimated selling cost. While prospective buyers have expressed interest, final approval by the regulatory agencies of the remediation methods has not been received, resulting in hesitation to purchase by potential buyers. The Company has been successful in disposing of two other such properties that were further in the regulatory approval process in the last two years at amounts that approximated carrying value.

Actual costs to be incurred in future periods to decommission the above sites may vary, which could result in adjustment to future accruals, from the estimates, due to, among other things, assumptions related to the quantities of soils to be remediated and inherent uncertainties in costs over time of actual disposal. No anticipated insurance recoveries are included in the recorded environmental liabilities.

Washington Manufacturing

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

Results of Discontinued Operations

The operations described above are classified as discontinued operations for all periods presented.

Discontinued operations reported losses of $2,922,000 and $1,433,000 in the nine months ended September 30, 2006 and September 30, 2005, respectively. The losses for the first nine months of both 2006 and 2005 relate primarily to the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries. Results in 2006 also include a charge of $258,000 to write-down the receivable from Whitesell for the settlement of the purchase price for the December 2004 sale of Washington Manufacturing. Results in 2005 were positively impacted by net insurance recoveries of $1.2 million and $155,000 for the favorable arbitration ruling regarding the valuation of the sale of Washington Manufacturing operation, reduced by additional costs of $129,000 for closing the sale of the North Chicago facility in March 2005.

Index

Note 6 - Other Environmental Remediation

Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman. At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,147,000 from 2005 to 2009. At September 30, 2006 and December 31, 2005 the gross estimated liability was $2,067,000 and $2,079,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,901,000 and $1,779,000, respectively.

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand. It is anticipated that, based upon recent projections by third-party consultants, Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at September 30, 2006 and December 31, 2005 was $537,000 and $495,000, respectively.

In October 2000, Wellman provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site. The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment. Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment. Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill. However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time. The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at September 30, 2006 and December 31, 2005 was $505,000 and $467,000, respectively.

The liabilities were recorded for estimated environmental investigatory and remediation costs based upon an evaluation of currently available facts, including the results of environmental studies and testing conducted for all Predecessor Company-owned sites in 1997 and since, and considering existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. These liabilities could be reduced by potential net insurance recoveries that the Company is seeking from its insurers, but there is no assurance any additional net recoveries will be received. No anticipated insurance recoveries are included in the recorded environmental liabilities.

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

Under the credit facility, subject to certain borrowing conditions, the Company may incur revolving loans and letter of credit issuances in an amount up to $15 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 15, 2007, but prior to this date the Company expects the secured loan to be renewed by Fifth Third Bank or another lender under similar terms and conditions, although there is no assurance. As borrowers under this Loan and Security Agreement, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements. The interest rate on the line is at prime and there is a .25% unused line fee. Substantially all of the assets of the borrowers are pledged as security for this financing. On September 25, 2006, Fifth Third Bank notified the Company it would not be required to comply with the financial covenants under the Loan and Security agreement for the third quarter of 2006 after the Company had notified them of unusual charges (see Management’s Discussion & Analysis of Financial Condition and Results of Operations) to be recorded in the third quarter 2006. At September 30, 2006 the Company had letters of credit of $770,000 for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. The Company’s credit availability was $779,000 at September 30, 2006.

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

At September 30, 2006 and December 31, 2005, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $19.4 and $18.8 million, respectively, which expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards as the net operating loss carry-forwards are not anticipated to be realized before expiration.

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

Index

Financial information concerning the Company's segments is as follows:

	Three Months Ended		Nine Months Ended
Net Sales:	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Advanced Structures	$10,174,556	$7,828,830	$30,410,737	$22,827,323
Industrial Metal Components	6,710,336	5,376,791	20,355,988	18,252,991
Total Net Sales	$16,884,892	$13,205,621	$50,766,725	$41,080,314

Operating Income (Loss):
Advanced Structures	$165,729	$440,728	$2,823,595	$1,688,060
Industrial Metal Components	(711,396)	(323,534)	(1,750,754)	(113,197)
Total Operating Income	$(545,667)	$117,194	$1,072,841	$1,574,863

Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.

The identifiable assets by business segment, for the periods indicated, are set forth below:

Identifiable assets:	September 30, 2006	December 31, 2005
Advanced Structures	$18,417,238	$14,541,132
Industrial Metal Components	10,370,848	9,208,344
Corporate	15,070,820	14,315,495
Discontinued	2,791,252	5,139,583
Total Assets	$46,650,158	$43,204,554

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

	Three Months Ended		Nine Months Ended
Depreciation and amortization:	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Advanced Structures	$98,680	$82,296	$296,040	$231,001
Industrial Metal Components	144,628	182,946	428,436	548,733
Corporate	3,202	464	9,396	464
Discontinued	7,860	7,857	23,580	23,571
Total depreciation and amortization	$254,370	$273,563	$757,452	$803,769

Capital expenditures:
Advanced Structures	$314,198	$27,391	$857,631	$159,687
Industrial Metal Components	118,319	118,368	187,720	135,796
Corporate	2,662	17,346	9,253	17,346
Total capital expenditures	$435,179	$163,105	$1,054,604	$312,829

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

Results of Operations

Three Months Ended September 30, 2006 (Third Quarter 2006) As Compared To Three Months Ended September 30, 2005 (Third Quarter 2005)

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Third Quarter Ended September 30, 2006	Third Quarter Ended September 30, 2005
Advanced Structures	$10,174,556	$7,828,830
Industrial Metal Components	6,710,336	5,376,791
	$16,884,892	$13,205,621

The Company’s consolidated net sales for the quarter ended September 30, 2006 increased $3.7 million, or 27.9%, compared to the quarter ended September 30, 2005, the majority of which was due to increased sales volume in the aerospace market in the Advanced Structures business segment along with improvements in sales of truck diesel engine components in the Industrial Metal Components segment.

Advanced Structures’ net sales for the quarter ended September 30, 2006 increased by $2.3 million, or 30.0%, compared to the quarter ended September 30, 2005. Sales of tooling, primarily for new programs, were $1.9 million for the current quarter, an increase of $1.4 million from the same quarter last year. Casting sales improved due primarily to the strong aerospace market, with increased sales of helicopter components along with additional volume for regional and private jet aircraft parts. These improvements were partially offset by a decrease in missile sales, which were impacted by a program cancellation in the second quarter of 2006.

Index

Industrial Metal Components' net sales for the quarter ended September 30, 2006 increased $1.3 million, or 24.8% of which 7.7 percentage points of the increase related to material surcharges, compared with the quarter ended September 30, 2005. The majority of this segment’s increase is due to higher sales of investment castings, which increased by $1.2 million, or 39.8%, with $217,000 of this increase attributable to customer surcharges for material. Investment casting sales of truck diesel engine components improved, but was partially offset by sales declines in industrial products and power tools. Net sales of powdered metal components increased $138,000, or 5.8%, compared to the third quarter of 2005. This increase included $200,000 in additional material surcharges in the third quarter of 2006 over the third quarter of 2005. Sales of hardware components improved while the other product lines remained flat or had small decreases.

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Third Quarter Ended September 30, 2006	% Of Net Sales	Third Quarter Ended September 30, 2005	% Of Net Sales
Advanced Structures	$9,121,887	89.7%	$6,706,610	85.7%
Industrial Metal Components	6,616,746	98.6%	4,856,659	90.3%
	$15,738,633	93.2%	$11,563,269	87.6%

Cost of products sold of $15.7 million for the quarter ended September 30, 2006 increased by $4.2 million compared to $11.6 million for the quarter ended September 30, 2005, due to the higher volume, higher material costs in the Industrial Metal Components business segment, and unusual charges of $258,000 in the quarter at the investment casting operation related to charge backs from a customer for engine testing and obsolete inventory.

In the Advanced Structures segment cost of products sold of $9.1 million for the third quarter ended September 30, 2006 increased $2.4 million compared with cost of products sold of $6.7 million in the quarter ended September 30, 2005, due to the increase in sales volume along with higher scrap and rework costs that resulted from the hot and humid weather during the quarter which created significant problems with throughput. As a percent of net sales, cost of products increased by 4.0 points in the third quarter of 2006 compared with the third quarter of 2005, due primarily to the higher operational costs resulting in unfavorable manufacturing variances. The most significant variance was in scrap, which increased to 9.1% of casting sales compared with 5.7% for the quarter ended September 30, 2005.

The Industrial Metal Components’ cost of products sold were $6.6 million for the quarter ended September 30, 2006 compared to cost of products sold of $4.9 million for the quarter ended September 30, 2005. As a percent of net sales, cost of products increased by 8.3 points to 98.6% for the third quarter of 2006 compared with 90.3% for the third quarter of 2005. Higher material costs and manufacturing expenses had a negative impact on the third quarter 2006 operating results. Material costs have increased due to a higher mix of costly stainless steel, along with some material costs, such as copper and remilled powder, more than doubling since the prior year. Costs of material were 8.0 percentage points higher as a percentage of sales for the segment as a result of higher material prices reflected in material surcharges, customers not accepting surcharges and mix of more expensive materials. Material surcharges, which do not include any mark-up, had a 0.2 percentage point impact on margins. The investment casting operation incurred unusual charges of $258,000 in the third quarter of 2006 for charge backs from a customer for engine testing and obsolete inventory.

Index

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Third Quarter Ended September 30, 2006	% Of Net Sales	Third Quarter Ended September 30, 2005	% Of Net Sales
Advanced Structures	$886,940	8.7%	$681,492	8.7%
Industrial Metal Components	804,986	12.0%	843,666	15.7%
	$1,691,926	10.0%	$1,525,158	11.5%

Third quarter 2006 selling, general and administrative expenses of $1,692,000 increased $167,000 over third quarter 2005 expenses of $1,525,000. As a percent of sales, selling, general and administrative expenses improved to 10.0% in the third quarter of 2006 compared with 11.5% in the third quarter of 2005. Lower professional fees in 2006 accounted for the majority of the improvement.

In the Advanced Structures segment, selling, general and administrative expenses for the quarter ended September 30, 2006 increased $205,000 compared with the quarter ended September 30, 2005, due primarily to the increase in commissions related to higher sales volume partially offset by reduction of administrative staff and professional fees at the Corporate offices. As a percent of sales, selling, general and administrative expenses were flat at 8.7%. Third quarter 2006 expenses also included an unusual charge of $141,000 to reserve for disputed accounts receivable with a customer, which increased selling expenses by 1.4 percentage points of sales.

Selling, general and administrative expenses for Industrial Metal Components segment for the third quarter ended September 30, 2006 decreased $39,000 compared with the third quarter ended September 30, 2005, due primarily to a reduction of administrative staff and professional fees at the Corporate offices. As a percent of sales selling, general and administrative expenses improved to 12.0% compared with 15.7%, as the relationship of cost reductions was favorable to the volume increase.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

Index

	Third Quarter Ended September 30, 2006	% Of Net Sales	Third Quarter Ended September 30, 2005	% Of Net Sales
Advanced Structures	$165,729	1.6%	$440,728	5.6%
Industrial Metal Components	(711,396)	(10.6%)	(323,534)	(6.0%)
	$(545,667)	(3.2%)	$117,194	0.9%

The company had an operating loss of $546,000 for the quarter ended September 30, 2006 compared with operating income of $117,000 in the third quarter of 2005, a decrease of $663,000. Results in the third quarter of 2006 were negatively impacted by poor operating performances at both segments, along with charges of $400,000 related to bad debts and customer charge backs.

Despite the increase in sales volume, Advanced Structures operating income of $166,000 for the quarter ended September 30, 2006 decreased from operating income of $441,000 for the quarter ended September 30, 2005. The decrease is due primarily to the production problems that occurred during the humid summer months as well as a charge of $141,000 to reserve for disputed customer accounts receivable. Positively impacting income was an additional $100,000 in training grants that were received from the state of Iowa in the third quarter of 2006.

Industrial Metal Components had an operating loss of $711,000 for the quarter ended September 30, 2006 compared to an operating loss of $322,000 for the quarter ended September 30, 2005. The benefits of the higher sales volume were offset by the higher material costs and manufacturing expenses. While some of the material costs have been passed on to customers via surcharges, other customers have refused to accept the surcharges, particularly in the automotive market. Discussions are underway with these customers to address the surcharge issues and margin analysis continues to be performed to monitor the profitability of these customers. Surcharges, while increasing sales, provide no benefits to income as only costs are being passed back to the customer. Further eroding quarterly profits in this segment were unusual charges of $258,000 at the investment casting operation related to charge backs from a customer.

Other Expenses

The following table sets forth the combined other expenses of the Company included in the consolidated statement of operations:

	Third Quarter Ended September 30, 2006	Third Quarter Ended September 30, 2005
Interest expense	$(414,091)	$(494,613)
Other	(8,524)	(14,153)
	$(422,615)	$(508,766)

Other expense decreased $86,000 in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. Results in the third quarter of 2005 included termination fees of $200,000 paid to Wachovia Credit as part of the July 15, 2005 refinancing with Fifth Third Bank.

Index

Reorganization Items

Reorganization expenses related to bankruptcy were $0 and $18,000 for the quarters ended September 30, 2006 and September 30, 2005, respectively. The Company emerged from Chapter 11 bankruptcy on January 23, 2004.

Discontinued Operations

Discontinued operations reported a loss of $1,079,000 in the quarter ended September 30, 2006 and a loss of $649,000 in the quarter ended September 30, 2005. Results for both periods relate primarily to the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation. Third quarter results in 2006 included a charge of $258,000 to write-down the receivable from the settlement of the purchase price for the December 2004 sale of Washington Manufacturing while the third quarter 2005 included $155,000 for the favorable arbitration ruling regarding the valuation of the sale of Washington Manufacturing operation.

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets, except for the gain in discontinued operations from the carry-back refund from the net operating loss related to environmental liabilities.

Net Income (Loss)

The Company had a net loss of $2 million for the quarter ended September 30, 2006 and a net loss of $1.1 million for the quarter September 30, 2005.

2006 Nine Months As Compared To 2005 Nine Months

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Advanced Structures	$30,410,737	$22,827,323
Industrial Metal Components	20,355,988	18,252,991
	$50,766,725	$41,080,314

Consolidated net sales for the nine months ended September 30, 2006 increased $9.7 million, or 23.6%, from the first nine months of 2005, with increases in both business segments, but primarily in the Advanced Structures business segment, which has benefited from a strong aerospace market.

Advanced Structures’ net sales for the nine months ended September 30, 2006 were higher by $7.6 million, or 33.2%, compared to the nine months ended September 30, 2005. A number of new programs for the aerospace market have resulted in strong tooling sales, which represent 26% of the sales growth for the year. All product lines have experienced improvements, except for missile products where a loss of a program in the second quarter of 2006 has resulted in a decrease in this product line.

Index

The Industrial Metal Components' net sales for the nine months ended September 30, 2006 increased $2.1 million, or 11.5%, compared with the nine months ended September 30, 2005, with 50% of the increase related to material surcharges. Net sales of investment castings increased by $2.4 million, or 26.5%. Of this increase, $450,000 was due to higher material surcharges in 2006, with the remaining increase due to higher volume to automotive and flow control customers, offset by sales shortfalls in other product lines. Net sales of powdered metal components decreased $338,000, or 3.7%. Material surcharges increased $623,000 compared with last year. Sales volume of powdered metal products exclusive of surcharges decreased by $960,000 or 11.1% due to lower sales of recreational vehicles, lawn and garden products, industrial products and power tools, partially offset by improvements in hardware and heavy truck sales.  The automotive market was flat in the quarter, but plant shutdowns by the major auto companies are expected to have a negative impact on existing business going forward.

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Nine Months Ended September 30, 2006	% Of Net Sales	Nine Months Ended September 30, 2005	% Of Net Sales
Advanced Structures	$25,097,640	82.5%	$18,813,658	82.4%
Industrial Metal Components	19,628,374	96.4%	15,687,779	85.9%
	$44,726,014	88.1%	$34,501,437	84.0%

Cost of products sold of $44.7 million for the nine months ended September 30, 2006 increased by $10.2 million compared to $34.5 million for the nine months ended September 30, 2005, due to the higher volume in both segments as well as higher material costs and unusual charges of $984,000 in the Industrial Metals business segment.

Cost of products sold of $25,098,000 in the Advanced Structures segment for the nine months ended September 30, 2006 increased $6,284,000 compared with cost of products sold of $18,814,000 in the nine months ended September 30, 2005, primarily due to the higher volume. As a percent of net sales, cost of products increased by 0.1 points in this segment as improved performance in the first two quarters of 2006 were offset by reduced performance in the third quarter 2006. Scrap costs at 6.0% of net sales are 0.7 percentage points higher than 2005 related to excessive heat and humidity during the third quarter 2006.

The Industrial Metal Components’ cost of products sold were $19,628,000 for the nine months ended September 30, 2006 compared to cost of products sold of $15,688,000 for the nine months ended September 30, 2005. As a percent of net sales, cost of products increased to 96.4% for the first nine months of 2006 compared with 85.9% for the first nine months of 2005. Outside of the increase in cost of products sold related to the higher sales volume, the investment casting operation incurred unusual charges in the first four months of 2006 that totaled $726,000 and unusual charges of $258,000 in the third quarter of 2006 for expedited freight, inspection costs and scrap related to the start-up of new customer parts. These total charges of $984,000 increased cost of products sold by 4.8 percentage points to net sales. Additionally, this segment has been negatively impacted by higher material costs, which in some cases have more that doubled since 2005. Material surcharges, which do not include mark-up, had a negative 0.4 percentage point impact on margins. Material costs have increased by 7.4 percentage points due to higher material prices and the mix of higher costs materials.

Index

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Nine Months Ended September 30, 2006	% Of Net Sales	Nine Months Ended September 30, 2005	% Of Net Sales
Advanced Structures	$2,489,502	8.2%	$2,326,736	10.2%
Industrial Metal Components	2,478,368	12.2%	2,677,278	14.7%
	$4,967,870	9.8%	$5,004,014	12.2%

Despite the higher sales volume for the first nine months of 2006, total selling, general and administrative expenses were nearly the same as the nine months ended September 30, 2005, improving to 9.8% of sales from 12.2% of sales. Reduced administrative staff and lower professional fees in 2006 were the main factor for this improvement.

In the Advanced Structures segment, selling, general and administrative expenses for the nine months ended September 30, 2006 increased by $163,000 compared with the nine months ended September 30, 2005, but as a percent of sales improved to 8.2% compared with 10.2%, due primarily to the increase in sales volume coupled with cost reductions. Expenses in 2006 also included a third quarter 2006 unusual charge of $141,000 to reserve for disputed accounts receivable with a customer.

Selling, general and administrative expenses in the Industrial Metal Components segment for the nine months ended September 30, 2006 decreased by $199,000 compared with the nine months ended September 30, 2005, and as a percent of sales improved to 12.2% compared with 14.7%, due primarily to cost reductions in 2006.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Nine Months Ended September 30, 2006	% Of Net Sales	Nine Months Ended September 30, 2005	% Of Net Sales
Advanced Structures	$2,823,595	9.3%	$1,688,060	7.4%
Industrial Metal Components	(1,750,754)	(8.6)%	(113,197)	(0.6)%
	$1,072,841	2.1%	$1,574,863	3.8%

Index

Operating income of $1.1 million for the nine months ended September 30, 2006 decreased by $500,000 compared to $1.6 million for the nine months ended September 30, 2005, due primarily to higher material costs and unusual charges of $984,000 related to the start-up of new customer parts in the Industrial Metals business segment.

Operating income of $2,824,000 in the Advanced Structures segment for the nine months ended September 30, 2006 improved $1,136,000 compared with operating income of $1,688,000 in the nine months ended September 30, 2005, due to the higher volume. Results in 2006 were also positively impacted by $717,000 in training grants received from the state of Iowa.

The Industrial Metal Components segment had an operating loss of $1,751,000 for the nine months ended September 30, 2006 compared to an operating loss of $113,000 for the nine months ended September 30, 2005. The primary reason for the higher operating loss was unusual charges of $984,000 in 2006 at the investment casting operation for expedited freight, inspection costs and scrap related to the start-up of new customer parts. A major process improvement initiative is underway to restore this business to acceptable margins by the end of the year. Margins on certain parts are presently below expectations due to high material costs, but some of these low margin parts are scheduled to be replaced with more profitable parts in 2007. The powdered metal operation experienced a loss in the first nine months of 2006 due to the lower sales volume and higher material costs. Higher material prices have not been passed on to some major customers, primarily in the automotive markets, as they continue to refuse to pay surcharges. A review of all customers is currently underway to address those not providing satisfactory margins. While the material surcharges have had a positive impact on sales volume, these surcharges, which are passed on to customers at cost, have not provided any corresponding improvements to margins.

Other Expenses

The following table sets forth the combined other expenses of the Company included in the consolidated statement of operations:
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Interest expenses	$(1,108,097)	$(954,323)
Other	(2,470)	(26,422)
	$(1,110,567)	$(980,745)

Other expense increased $130,000 in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, as interest expense was higher due to increased borrowing. The first nine months of 2005 also included termination fees of $200,000 paid to Wachovia Credit as part of the July 15, 2005 refinancing with Fifth Third Bank.

Reorganization Items

Reorganization expenses related to bankruptcy were zero for the nine months ended September 30, 2006 as compared to $54,000 for the nine months ended September 30, 2005. The Company emerged from Chapter 11 on January 23, 2004.

Index

Discontinued Operations

Discontinued operations reported losses of $2,922,000 and $1,433,000 in the nine months ended September 30, 2006 and September 30, 2005, respectively. The losses for the first nine months of both 2005 and 2006 relate primarily to the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries. Results in 2006 also include a charge of $258,000 to write-down the receivable for the settlement of the purchase price for the December 2004 sale of Washington Manufacturing. Results in 2005 were positively impacted by net insurance recoveries of $1.2 million and $155,000 for the favorable arbitration ruling regarding the valuation of the sale of Washington Manufacturing operation, reduced by additional costs of $129,000 for closing the sale of the North Chicago facility in March 2005.

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

The Company had a net loss of $2,960,000 for the nine months ended September 30, 2006 and a net loss for the nine months ended September 30, 2005 was $893,000.

Liquidity and Capital Resources

On September 30, 2006, the Company had cash of $29,000 compared to $791,000 of cash on December 31, 2005. For the nine months ended September 30, 2006, cash from continuing operations increased $2,318,000, due largely to $4,265,000 in short-term borrowings. Excluding borrowings, continuing operations have used $1,947,000 for the nine-month period in 2006 due primarily to poor operating performance in the Industrial Metal Components segment as well as $1,055,000 in capital expenditures for the Company. Cash flows from discontinued operations used $3,080,000 for the nine months ended September 30, 2006, primarily for funding the on-going environmental remediation at the Muskogee, Oklahoma property.

Operating Activities

For the nine months ended September 30, 2006, operating activities consumed $672,000 in cash. Accounts receivable increased by $2.4 million due to the increased sales volume as days outstanding at 57 days improved by 1 day. Inventories increased by $2.4 million also due to the higher sales volume and a decrease in inventory turns. The major inventory increase relates to the Advanced Structures segment, which requires higher inventory levels due to the length of through put times in the complicated sand casting process. Accounts payable and accrued liabilities increased by $2.4 million due to higher volume and the timing of payments to trade vendors. During the nine months ended September 30, 2005, operating activities consumed $3,031,000 of cash with increases in accounts receivable of $1.0 million and increases in inventory of $1.4 million, along with decreases in accounts payable and accrued liabilities of $2.8 million.

Index

Investing Activities

For the nine months ended September 30, 2006, investing activities consumed $1,055,000 for capital expenditures, primarily in the Advanced Structures business segment where the 33% increase in 2006 sales over 2005 has created the need for additional manufacturing equipment. For the nine months ended September 30, 2005, investing activities provided $81,000 due to a decrease in restricted cash of $394,000 offset by $313,000 in capital expenditures.

Financing Activities

Financing activities provided $4,045,000 for the nine months ended September 30, 2006, compared with $4,858,000 provided for the nine months ended September 30, 2005. For the first nine months of 2006, short-term borrowings from the revolving line of credit with Fifth Third Bank were $4.3 million. These borrowings were needed for funding operations, capital expenditures and environmental remediation of discontinued operations. Payments of long-term debt were $220,000 for loans from various economic agencies in Pennsylvania. In the first nine months of 2005, short-term borrowing from the revolving line of credit was $5,062,000 and long-term debt payments were $204,000.

In order to increase the Company’s liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its wholly-owned subsidiary, Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005. Borrowing under the revolving line of credit is included as short-term borrowings.

Under the credit facility, subject to certain borrowing conditions, the Company may incur revolving loans and letter of credit issuances in an amount up to $15 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment. Revolving loans are due and payable in full on January 15, 2007. The interest rate on the line is at prime and there is a .25% unused line fee. Substantially all of the assets of the borrowers are pledged as security for this financing. As borrowers under this Loan and Security Agreement, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements. Fifth Third Bank notified the Company on September 25, 2006 that the Company would not be required to comply with the financial covenants in the Loan and Security Agreement for the third quarter 2006 after the Company had notified the Bank of unusual charges to be taken in the third quarter 2006. At September 30, 2006, the Company had letters of credit for $770,000 outstanding, primarily for casualty insurance collateral, under the new credit facility with an interest rate of 1.5%. At September 30, 2006 the credit availability was $779,000.

As the Company’s businesses have grown, so have the Company’s needs for funding working capital, capital expenditures and other requirements. With the corresponding increase in its borrowing base, consisting of accounts receivable, inventories and machinery and equipment, the Company anticipates that it will be able to increase its revolving line of credit above the current $15 million level. The Company expects the loan agreement to be renewed before the January 15, 2007 due date, with similar terms as those currently in place, although there is no assurance.

Index

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

The current loan facility provides for certain financial and other covenants including affirmative and negative covenants with respect to, among others, accounts receivable, inventory, equipment and real property, insurance, indebtedness or guarantees, liens or other encumbrances, declaration or payment of dividends, sales of capital stock, assets or indebtedness, mergers, liquidations or dissolutions, loans, investments, minimum EBITDA, changes in business, limitation of restrictions affecting subsidiaries of the Company, restrictions on activities of certain special purpose subsidiaries of the Company, maintenance of existence, payment of taxes and compliance with laws. Payment on the debt outstanding under the facility may be accelerated following certain events of default including, among others, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, dissolution or insolvency, commencement of bankruptcy or insolvency proceedings, rendering of judgment against Fansteel Inc., Wellman or certain specified obligors in excess of $100,000 in any one case or in excess of $250,000 in the aggregate, certain types of non-compliance by banks at which deposit accounts of Fansteel Inc. or Wellman are maintained or by financial institutions in possession of investment property of Fansteel Inc. or Wellman, uncured defaults under specified agreements or notes with entities other than Fifth Third Bank, the unenforceability, or a party challenging the enforceability, of a material provision of the revolving loan facility with respect to Fansteel Inc. or Wellman, the occurrence of certain specified events relating to the Employee Retirement Income Security Act of 1974 which results in a material adverse effect on the assets, business or prospects of Fansteel Inc. and Wellman taken as a whole, certain specified criminal indictments or threatened criminal indictments or the commencement of certain specified criminal or civil proceedings against Fansteel Inc. or Wellman, certain specified changes of control of the Company, and the occurrence of a material adverse change in the business or assets of Fansteel Inc., Wellman and certain specified obligors taken as a whole. The Company may have difficulty satisfying the covenants in the revolving loan facility and could default on the facility, which, if not cured (if there is an applicable cure period) or waived, could have a material adverse effect on the Company.

Index

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

In accordance with Statement of Position 96-1, there are no future recoveries included as net amounts in the environmental liabilities or any insurance receivables included on the balance sheet. Insurance recoveries are not recorded until a settlement is received.

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

Index

The Company recognizes sales when the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as products are shipped. Revenue is recognized from sales of tooling, patterns and dies upon customer acceptance.

Statement of Position No. 96-1, Environmental Remediation Liabilities, provides authoritative guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. The Company is involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Environmental liabilities are estimated with the assistance of third-party environmental advisors and governmental agencies based upon an evaluation of currently available facts, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Future information and developments require the Company to continually reassess the expected impact of these environmental matters. Environmental remediation is recorded as a discounted liability in accordance with the principles of fresh start accounting, which was adopted with the confirmation of the Plan of Reorganization as of January 23, 2004 when the Company emerged from bankruptcy. The expected timing of estimated cash payments at that time were used to determine the discounted value of those payments. Accretion of the discount is recorded each period.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140 and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 13, 2006. SFAS No. 155 permits fair far value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is required to adopt SFAS No. 155 beginning January 1, 2007, but does not expect it to have a material impact on its consolidated results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 and is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 requires recognition of a servicing asset or servicing liability each time an obligation to service a measurement at fair value of all separately recognized servicing assets and servicing liabilities, permits the use of either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities at initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at affair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is required to adopt SFAS No. 156 effective January 1, 2007, but does not expect it to have a material impact on its consolidated results of operations and financial condition.

Index

In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 and is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 outlines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt FIN No. 48 effective January 1, 2007, but does not expect it to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS NO. 157, Fair Value Measurements and is effective for fiscal years beginning after November 13, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attributed. Accordingly, FAS No. 157 does not require any new fair value measurements. The Company is required to adopt SFAS No. 157 effective January 1, 2008, but does not expect it to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB also issued SFAS No. 158, Employers’ accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 14, 2006, and for employers without publicly traded equity securities as of the end of the fiscal year ending after June 15, 2007. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to adopt SFAS No. 158 effective December 31, 2006, but does not expect it to have a material impact on its consolidated financial condition.

Inflation

Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits. Significant portions of raw materials consumed by the Company are various steel alloys. Price increases were experienced beginning in 2004 and these price increases have continued into 2006. To offset these price increases, the Company began adding material surcharges in March 2004 and in 2006 the Company continues to add material surcharges. Material surcharges are a straight pass through of costs and do not include profit. For the nine months ended September 30, 2006, material surcharges accounted for 4.1% of net sales. For the nine months ended September 30, 2006, operating income at 2.1% of sales including surcharges would have been an operating loss of (2.0%) of sales without the material surcharges.

Index

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at September 30, 2006:

(In thousands)	Total	2006	2007	2008	2009	2010	After 2010
PBGC Note	$8,000	$-	$750	$750	$750	$1,150	$4,600
PA economic agencies notes	536	74	305	143	14	-	-
Operating leases	167	35	98	16	12	6	-
Revolving line	13,943	-	13,943	-	-	-	-
Letters of credit	770	-	770	-	-	-	-
Environmental liabilities	36,503	776	1,722	2,628	2,372	2,600	26,405
Total	$59,919	$885	$17,588	$3,537	$3,148	$3,756	$31,005

The above table excludes discounts of the long-term debt and environmental liabilities as well as any related interest.

The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules. A minimum annual funding of $1.4 million is required for environmental liabilities related to FMRI.

The revolving line of credit has a renewal date of January 15, 2007. The revolving line of credit requires immediate repayment from cash receipts. Borrowings can be made as needed, based on availability. The availability at September 30, 2006 was $779,000, compared with $1,876,000 at December 31, 2005. The Company expects that the revolving line of credit will be renewed before the renewal date at terms consistent with current terms, although there is no assurance.

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

Index

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

FMRI
On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspects of FMRI’s NRC License. The State of Oklahoma challenged a number of aspects of the NRC License, including the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. On May 26, 2004, the administrative law judge overseeing the proceeding issued his decision, finding in favor of FMRI and against the State of Oklahoma on all matters under consideration. The State of Oklahoma's ability to appeal the ruling of the administrative law judge expired on September 15, 2004 such that the ruling of the administrative law judge became final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Reorganization Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Decommissioning Plan, effectively precluding FMRI from undertaking to commence certain actions required by its NRC License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC License required FMRI (i) by September 1, 2004, to commence Phase 1 work of removing certain residue materials ("WIP") from the site and (ii) by March 31, 2006 to complete the removal of the WIP materials, taking into account preparation, scheduling, cost and weather. Realizing its inability to satisfy certain of its NRC License conditions, FMRI timely notified the NRC and commenced discussions with the NRC and third parties with a view to, as soon as possible and subject to available funding, commence and complete Phase 1 remediation. Such negotiations and discussions resulted in an April 13, 2005 amendment to the decommissioning trust that now permits an additional $2,500,000 to be drawn by FMRI to complete Phase 1 of the Decommissioning Plan. The amounts of these additional draws are dependent upon the weight of material disposed of offsite at the approved disposal site. Notwithstanding FMRI access to additional funding, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to eliminate the violation of not starting on time the Phase 1 of the Decommissioning Plan, in part because certain conditions to the commencement of Phase 1 decommissioning still remain. As a result, FMRI remains in technical violation of its NRC License but did commence Phase 1 decommissioning activities in September 2005. Fansteel can provide no assurance that FMRI will be able to reach consensus with the NRC and eliminate the existing violations. Notwithstanding FMRI’s violations, the obligations of Fansteel with respect to the Muskogee Facility are unchanged and remain limited to Fansteel’s obligations to FMRI under the FMRI Notes, as described in the Reorganization Plan.

On September 29, 2006 A&M Engineering and Environmental Services Inc. (“A&M”) filed suit in the District Court for Tulsa County, State of Oklahoma against FMRI, a special purpose subsidiary of Fansteel, and Penn Environmental & Remediation Inc (“Penn”). On April 27, 2005, A&M and FMRI entered into a contract to excavate, dry, bag, stage and transport residue material to an acceptable offsite depository. Penn was designated as the engineer for purposes of the contract. In May 2006, FMRI was notified by A&M that they were canceling the transportation portion of the contract, but continued to perform under the balance of the contract. A&M submitted change orders totaling $1.2 million under the contract that required approval by the engineer. The changes orders were not approved. A&M subsequently filed suit. The three parties are discussing mediation to settle this dispute. In addition, FMRI believes it has counter claims against A&M for amounts well in excess of the $1.2 million claimed by A&M. FMRI cannot provide any assurance to a successful outcome and an unsuccessful outcome could hinder FMRI in its obligation to remediate the Muskogee Facility. Any exposure is limited to FMRI and not Fansteel.

Index

Washington Manufacturing Operation

On December 31, 2004, the Company sold its special wire forms operation to Whitesell Corporation (“Whitesell” or “the buyer”). Pursuant to the asset purchase agreement (“APA”), the buyer had until March 1, 2005 to provide a closing statement of the final purchase price. On February 28, 2005, the buyer submitted a closing statement alleging that the Company owed $480,922 to the buyer. Per the APA, the Company had 30 days from receipt of the closing statement to object, then 20 days thereafter to negotiate a settlement and then submit any unresolved issues to an independent accounting firm for resolution. By agreement with the buyer, the 30-day objection period was extended for an additional 15 days to April 14, 2005. The Company reviewed the closing statement and on April 14, 2005 issued a Notice of Objection to buyer asserting that buyer owes Fansteel $441,266. The Buyer continued to dispute the Company’s purchase price calculation. Since a consensual resolution could not be achieved on all disputed items within the timeframe prescribed in the APA, disputed items of $203,000 were submitted to an independent accounting firm. In September 2005, the Company also filed a demand for arbitration to the American Arbitration Association (AAA), in accordance with the APA, relating to three items that buyer included as a reduction of $554,000 in their closing price that the Company contends are not appropriate closing price adjustments. The determination by the independent accounting firm was received on August 26, 2005, awarding $155,000 of the disputed items in the Company’s favor. The Company demanded payment of $339,000 owed by the buyer but received no response within the time period allowed in the purchase agreement.

In September 2005, the Company filed two (2) suits in the United States District Court for the Northern District of Illinois, Eastern Division, to recover monies owed and damages from Whitesell as a result of the Asset Purchase Agreement. Whitesell filed motions to dismiss both suits in November 2005. The Court held a Third status hearing on January 31, 2006, at which time the Court consolidated both of Fansteel’s suits into one action. A third status hearing, on March 21, 2006, was postponed until April 18, 2006 to allow the Court time to rule on Whitesell’s motions. On April 10, 2006, Judge St. Eve of the Northern District of Illinois ruled, denying all of Whitesell’s motions, in their entirety, and including strong language as to the merit of Fansteel’s claims. At the next status hearing, on April 18, 2006, the Judge recommended mediation for settlement purposes, with a response required by April 26, 2006. Both parties responded that they would be willing to enter settlement discussions, and a settlement conference before a United States District Court Magistrate was scheduled for July 13, 2006. Fansteel and Whitesell moved forward with the litigation, participating in written discovery and document production pursuant to the scheduling order entered by the Court. On May 17, 2006, Whitesell filed a Motion to Change Venue, seeking that the case be transferred to the United States District Court for the Southern District of Iowa due to the presence of the majority of evidence, witnesses, and party contacts in the State of Iowa. The parties fully briefed Whitesell’s motion, which was strongly opposed by Fansteel. On July 11, 2006, Judge St. Eve granted Whitesell’s motion, transferring the case to the United States District Court for the Southern District of Iowa.

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

Index

The final arbitrator was selected for the AAA arbitration in Detroit in April 2006 with the Third teleconference call for the lawyers held on April 24, 2006. The arbitration panel was to determine if they have jurisdiction in the disputed items and whether Whitesell’s deductions from the purchase price were or were not proper. After receiving and considering extensive briefs, the Arbitration Panel heard oral arguments from counsel in a conference call on August 2, 2006. On August 9, 2006, the Arbitration Panel issued a favorable ruling for Fansteel by denying Whitesell’s motion to dismiss.

The parties met at the direction of the Court on August 31, 2006 for a settlement conference. No settlement was reached, but the parties continued to negotiate toward settlement subsequent to that conference.

On October 16, 2006, a settlement was reached with Whitesell. Mutual releases and dismissal of all lawsuits and arbitration were included as well as a payment of $268,246 to Fansteel for back rent and purchase price adjustment. In addition, the parties agreed to extend the lease of the Washington, IA property on a month-to-month basis and are in active negotiations for the sale of the Washington facility.

Environmental Claims and Insurance Recoveries

Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Reorganization Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims. The Department of Justice notified the Company on April 29, 2005 that the NRC and other interested federal agencies did consent to the following settlements: On May 26, 2005, the Company reached agreement with Zurich American Insurance Company and Zurich International (Bermuda) Ltd. (collectively, "Zurich") and on April 18, 2005 with KWELM Management Services Limited on behalf of the Scheme Administrator for KWELM in an insolvency proceeding under the laws of Great Britain and the Joint Liquidators for The Bermuda Fire & Marine Insurance Company (collectively, "KWELM"). Zurich agreed to a settlement providing for a cash settlement payment to the Company of $1.4 million, which was received on September 9, 2005. KWELM agreed to a Notified Scheme Claim totaling $400,000. Cash distributions in respect of the claims would be paid out to the Company in accordance with KWELM's approved Scheme of Arrangement. The Scheme administrator has represented that Fansteel can anticipate total cash payments equal to approximately 50% to 57% of its Notified Scheme Claim (approximately $200,000 - $228,000). The initial cash distribution from KWELM of $205,874 was received on September 4, 2005 with a second distribution of $36,167 received on August 11, 2005, a third distribution of $88,263 received on December 27, 2005, a fourth distribution of $3,964 received on September 27, 2006, and a fifth distribution of $1,385 received on October 28, 2006 for a total of $335,653, or 84% of the total claim. The proceeds of the settlements were used in accordance with the Reorganization Plan to pay certain professional fees and expenses related to such settlements. The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulting in prepayments under the FMRI Notes of $831,000, the FLRI Primary Note of $111,000 and the ED Note of $147,000 and payments aggregating $66,000 on account of EPA CERCLA claims.

Index

Other Legal Actions

In May 2005, a complaint for toxic injuries was filed by Garfield and Susan Perry against numerous defendants, including Wellman Dynamics, a wholly owned subsidiary of Fansteel Inc., claiming injuries related to exposure to products containing beryllium. The Company’s insurance carriers have been notified and are at least one carrier has agreed to pay for defending the Company.

In August 2005, a complaint for wrongful death from exposure to asbestos was filed by the Estate of Ivan Hand against numerous defendants, including Fansteel Inc. The Company’s insurance carriers have been notified and are in the process of evaluating coverage. One insurance carrier has agreed to defend the Company.

During the third quarter 2006, Fansteel filed to close its bankruptcy case, as it believed all bankruptcy issues had been substantially resolved. On September 23, 2006, the Company received notice that the Department of Justice ("DOJ") objected to the case closure, stating that the Company had not responded to a letter requesting information regarding the status of various environmental remediation sites. The Company did not receive the DOJ letter until 2 days after the DOJ notice of objection was filed. The Company through legal counsel is in discussion with the DOJ to resolve their objection.

In October 2006 the Company filed a suit in the United States District Court for the Northern District of Illinois, Eastern Division, to recover monies owed from a customer for non-payment of $594,000 on a trade accounts receivable. The customer claims $157,000 of the amount owed is not due, but has refused to pay any amount owed. Settlement discussions are continuing.

From time to time, the Company is involved in routine litigation incidental to its business. The Company is not a party to or aware of any pending or threatened legal proceeding that it believes would have a material adverse effect on its results of operations or financial condition.

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

Index

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

Environmental Issues

The Company has significant environmental issues, particularly in Muskogee, OK, that could have a material impact on the Company’s results. The ability of the Company to fund the clean up of this site could have a material adverse impact on the Company. For further details, see Note 5 - Discontinued Operations including Certain Environmental Remediation.

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

Material Prices

The Company started to experience raw material price increases beginning in 2004 and these material price increases have continued into 2006. The Industrial Metal Components segment has been impacted particularly hard with some material prices nearly doubling from 2005 level. To offset these price increases, the Company began adding material surcharges in March 2004 and in 2006 the Company continues to add material surcharges where possible. There is no guarantee that the Company will be able to continue to pass on these material surcharges to its customers, and in fact, some customers have refused to accept these surcharges.

Manufacturing in Foreign Countries

The Company has a manufacturing facility in Mexico that is subject to currency exchange rate fluctuations. While foreign currency exchange rates have not had a significant impact on the Company’s financial condition in the past, there can be no certainty that exchange rates will not have a financial impact in the future.

Liquidity of the Company Stock

The Company has a limited number of shareholders and its stock is thinly traded.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of 2006.

ITEM 5- OTHER INFORMATION

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

FANSTEEL INC.
(Registrant)

/s/ Gary L. Tessitore
Gary L. Tessitore
Chairman of the Board, President
November 10, 2006	and Chief Executive Officer

/s/ R. Michael McEntee
R. Michael McEntee
Vice President and
November 10, 2006	Chief Financial Officer