Form 10-K
period 2006-12-31
FANSTEEL INC
filed 2007-04-02
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD from________________ to________________

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
Common Stock, Par Value $0.01 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is a not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

Index

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act(Check one).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).
Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,436,896. The registrant has no non-voting common stock.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2007
Common Stock, $.01 par value	3,420,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on May 10, 2007 are incorporated by reference in Part III of this Form 10-K.

Index

FANSTEEL INC.
FORM 10-K - INDEX
December 31, 2006

PART I.		Page No.

Item 1	Business	5-11

Item 1A	Risk Factors	11-13

Item 1B	Unresolved Staff Comments	13

Item 2	Properties	13

Item 3	Legal Proceedings	14-16

Item 4	Submission of Matters to a Vote of Security Holders	16

PART II.

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16-17

Item 6	Selected Financial Data	18

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-31

Item 7A	Quantitative and Qualitative Disclosures About Market Risk	31

Item 8	Consolidated Financial Statements and Supplementary Data

	Consolidated Statement of Operations -Year ended December 31, 2006, year ended December 31, 2005, eleven months ended December 31, 2004 (Successor Company), and one month ended January 23, 2004 (Predecessor Company)	32

	Consolidated Balance Sheet - December 31, 2006 and December 31, 2005	33-34

	Consolidated Statement of Shareholders’ Equity (Deficit) - Year ended December, 31, 2006, year ended December 31, 2005, eleven months ended December 31, 2004 (Successor Company), and one month ended January 23, 2004 (Predecessor Company)	35

	Consolidated Statement of Cash Flows - Year ended December 31, 2006, year ended December 31, 2005, eleven months ended December 31, 2004 (Successor Company), and one month ended January 23, 2004 (Predecessor Company)	36

	Notes to Consolidated Financial Statements	37-68

Index

Index

PART I.

ITEM 1 - BUSINESS

Fansteel Inc. was founded in 1907 as a New York corporation and reincorporated under the laws of the State of Delaware in 1985.

Fansteel Inc. and its subsidiaries ("Fansteel" or the "Company") are manufacturers of engineered metal components using the sand castings, investment casting and powdered metal processes. Products manufactured are used in a variety of markets including military and commercial aerospace, automotive, energy, agricultural and construction machinery, lawn and garden equipment, marine, plumbing and electrical hardware and general industrial.

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

Pursuant to the Plan, on the Effective Date, the Company filed an amended and restated certificate of incorporation authorizing new shares of common stock, par value $.01 per share of the Company ("New Common Stock"). The Plan authorized the issuance of 3,600,000 shares of New Common Stock. Holders of allowed general unsecured claims against the Debtors were entitled by the Plan to receive approximately 50% stock ownership of the reorganized Company. The Pension Benefit Guarantee Corporation (the "PBGC") received approximately 21% of the common stock being issued in the reorganization as part of the settlement of its claims related to the under-funding of the Predecessor Company's now-terminated Consolidated Employees' Pension Plan (the "Pension Plan"), a defined benefit pension plan covered under Title IV of the Employee Retirement Income Security Act ("ERISA"). The stockholders of the Predecessor Company were entitled by the Plan to receive approximately 24% of the New Common Stock. All of the foregoing percentages were pursuant to the Plan, subjected to dilution by the 5% of New Common Stock reserved for an employee stock plan.

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

Index

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

Pursuant to the Plan, FMRI could draw up to $2 million from an existing decommissioning trust established in accordance with the Amended Decommissioning Trust Agreement with the NRC. The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million and provided certain terms and conditions are satisfied. Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust. On April 13, 2005, the decommissioning trust was amended, with the consent of the NRC, to allow additional draws of up to $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan. The amounts of these additional draws are dependent upon, among other things, the weight of material disposed of offsite at the approved disposal site. In the second quarter of 2005, FMRI drew an additional $500,000 from the Trust. In the third quarter of 2005, FMRI drew an additional $1,160,000 from the Trust. In 2005, Fansteel prepaid $771,000 to FMRI from net insurance proceeds, which FMRI used to reduce amounts owing to the Trust. In 2006, FMRI drew an additional $652,000 and Fansteel prepaid $66,000 to FMRI from insurance proceeds. The net borrowing at December 31, 2006 was $2.0 million.

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

Index

(i)    A $2.17 million unsecured note maturing December 31, 2013 with payments matched to correspond to NCI's anticipated expenditures for remediation costs of the North Chicago Facility; and

(ii)    An unsecured contingent note of up to $500,000, to be issued in the future, if the costs of performing the response actions at the North Chicago Facility will exceed $2,025,000.

On November 13, 2003 the City of North Chicago (the "City") and Fansteel executed an option agreement (the "Option") allowing the City to acquire the North Chicago Facility for $1.4 million. The City had until August 31, 2004 to exercise the Option. Upon exercise of the Option, NCI was obligated under the Plan to transfer any funds received from the City to the United States Environmental Protection Agency (the "EPA") and was released from any and all of its obligations to implement the North Chicago response action under the North Chicago Consent Decree, subject to completing the environmental engineering/cost analysis report, and any outstanding notes issued and the obligation to issue the above-described contingent note by the Company to NCI was to be cancelled. In addition, the Company was obligated to issue and deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. On December 31, 2004, the City notified NCI that it was exercising its option. On March 7, 2005, NCI sold the real property to the City, transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. The NCI Notes (including the obligation to issue a contingent note) were canceled, and the City entered into a six-month lease with monthly renewals at the same terms with Fansteel Inc. with respect to portions of the North Chicago Facility. In July 2005 Fansteel prepaid $147,000 to the outstanding note issued to the EPA from net insurance proceeds received. On December 7, 2005, the Company ended its lease with the City for portions of the North Chicago Facility.

(c) Holders of environmental claims and/or obligations arising from or with respect to the property at 203 Lisle Industrial Road, Lexington, Kentucky (the "Lexington Facility"), shall receive and/or be the beneficiaries of the remediation of the Lexington Facility to be undertaken by FLRI, Inc. ("FLRI"), a special purpose subsidiary formed pursuant to the Plan. Pursuant to the Plan, the Lexington Facility, consisting of Fansteel's real property and other assets associated with the operation, was transferred to FLRI on the Effective Date. FLRI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Lexington Facility and the operations of FLRI are to be funded primarily by:

(i)    A $1.78 million unsecured, non-interest bearing note maturing December 31, 2013 issued by Fansteel Inc. to FLRI with payments matched to correspond to FLRI's anticipated expenditures for remediation costs; and

(ii)    A contingent note, to be issued in the future, in an amount to be determined by FLRI following completion of the site characterization and sufficient to fund any remaining costs of remediation that may exist.

(d) Holders of environmental claims and/or obligations arising from or with respect to the property at 801 Market Street, Waukegan, Illinois (the "Waukegan Facility"), shall receive and/or be the beneficiaries of the remediation of the Waukegan Facility to be undertaken by Waukegan, Inc. ("WI"), one of the special purpose subsidiaries formed pursuant to the Plan. Pursuant to the Plan, the Waukegan Facility, consisting of Fansteel's real property and other assets associated with the operations was transferred to WI. WI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Waukegan Facility and the operations of WI were to be funded by the proceeds of a $1.25 million unsecured, non-interest bearing note maturing December 31, 2013 issued by the Company to WI with payments matched to correspond to WI's anticipated expenditures for remediation costs. During June 2004, WI sold the Waukegan Facility to Ampsky & Associates, LLC (“Ampsky”) for approximately $100,000 in cash and the assumption/indemnification by Ampsky of all environment claims and obligations. As a result, the Company's $1.25 million note has been extinguished.

Index

(e) The remaining environmental claims and obligations arising from or related to Fansteel's (i) Li Tungsten site Superfund Site in Glen Cove, New York, (ii) Old Southington Landfill Site in Southington, Connecticut and (iii) Operating Industries, Inc. Superfund Site in Monterrey Park, California are each subject to an EPA Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Potentially Responsible Parties (“CERCLA PRP”) Settlement Agreement approved by order of the Court entered on November 17, 2003. In full satisfaction of such claims and obligations under the Plan, the holders of such claims received a pro rata share of the cash distribution to holders of general unsecured claims as if such parties held allowed general unsecured claims of: $132,000 (Polychlorinated Biphenyls or "PCB" Treatment), $460,898 (Operating Industries), $25,000 (Li Tungsten), and $100,000 (Old Southington), and certain proceeds, if any, net of insurance recoveries.

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

For the years ended December 31, 2006 and December 31, 2005, the Company did not have any significant capital expenditures for environmental control facilities. Compliance with current environmental provisions did not have a material effect upon capital expenditures, earnings or the competitive position of Fansteel.

On December 31, 2004, Fansteel Inc. sold substantially all of the assets (including, but not limited to, machinery and equipment, raw material items, work-in-process items, finished goods items, receivables, machinery and equipment contracts, customer contracts and supplier contracts, but excluding real estate, fixtures and certain other assets) of the division of the Company known as "Washington Manufacturing" (the "Washington Division") to Whitesell Corporation (“Whitesell”), a customer of the Washington Division, for consideration consisting of a combination of (i) cash (in the initial amount of approximately $2.0 million, subject to post-closing adjustment) and (ii) the assumption by Whitesell of certain liabilities of the Washington Division (in the initial amount of approximately $1.0 million, determined in accordance with U.S. generally accepted accounting principles consistently applied, subject to post-closing adjustment) (collectively, the “Washington Sale”) . A loss of $1.6 million was recognized in 2004 from this sale. The Washington Division was included in the Industrial Metal Components business segment, but has been reclassified to discontinued operations for all periods presented.

In the second quarter 2004, the Company sold all the assets and liabilities of its special purpose subsidiary Waukegan Inc. Net proceeds were $100,000 and a gain of $773,000 was recognized due to the elimination of the environmental liabilities on the site as part of the sale.

Index

In fourth quarter 2003, the Company sold its Hydro Carbide and California Drop Forge operations, certain other assets located in the Company’s Lexington, Kentucky and Plantsville, Connecticut facilities and substantially all of the assets of Phoenix Aerospace to an entity affiliated with certain Directors of the Predecessor Company in accordance with the Plan approved by the Bankruptcy Court. Net proceeds for this sale were $12,206,000 and a loss of $1,858,000 was recognized.

In a separate transaction, in accordance with the Plan approved by the Bankruptcy Court, the Company sold real property, equipment and trademarks of the Plantsville, Connecticut facility in the fourth quarter of 2003 with net cash proceeds of $890,000 and a loss of $110,000.

In 2002, the Company sold Fansteel Schulz Products, Inc., which was part of the California Drop Forge operation, for net proceeds of $2,220,000 and a gain of $489,000.

The Hydro Carbide, Lexington and Plantsville operations were in the Industrial Tools business segment, which has since been eliminated as all of the operations have been sold. California Drop Forge, Fansteel Schulz Products, Inc. and Phoenix Aerospace were included in the Advanced Structures business segment. The Washington Division was included in the Industrial Metal Components business segment. The operations described above are classified as discontinued operations for all periods presented.

Business segment information is incorporated by reference herein from the Notes to the Consolidated Financial Statements, Note 14.

Certain reclassifications have been made to prior years’ business segment information to conform with the 2006 presentation.

Sales of the Company's products are made through a direct sales organization and manufacturers' representatives and agents. In each of the two business segments, manufacturers' representatives and agents account for the majority of sales. The percentage of net sales for classes of similar products, which equaled or exceeded ten percent of the Company's consolidated net sales for the years indicated, is set forth below:

		Percentage of Consolidated Net Sales
		Successor Company			Predecessor Company
Products	Business Segments	Year Ended December 31, 2006	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004
Sand Castings	Advanced Structures	59%	58%	45%	34%
Investment Castings	Industrial Metal Components	24%	21%	35%	38%
Powdered Metal Components	Industrial Metal Components	17%	21%	20%	28%

At this time, there are no new products in production or in the development stage in continuing operations that require investment of a material amount of the Company's assets.

The most important raw materials used by the Company are magnesium, aluminum, iron, bronze, copper, stainless steel, and alloy steel. The Company started to experience price increases of some raw materials, particularly for stainless steel, copper, brass and bronze used in the Industrial Metal Components segment, beginning in 2004 and these material price increases have continued into 2006. To offset these price increases, the Company began adding material surcharges in March 2004, and in 2006 the Company continues to add material surcharges where possible. There is no guarantee that the Company will be able to continue to pass on these material surcharges to its customers, and in fact, some customers have refused to accept these surcharges. Most raw materials are purchased from domestic sources. The Company believes that the sources and availability of these materials are adequate for present needs, although spot shortages of certain raw materials may occur from time to time.

Index

The Company does not own any patents.

None of the operations of any business segment are seasonal.

Working capital requirements for each business segment are substantial, but the Company's investment in working capital is fairly typical of the metal fabrication manufacturing industry.

The companies controlled by United Technologies Corporation (“UTC”) represent a significant customer for the Company, whose sales were 19%, 15%, and 12% of total Company sales in 2006, 2005, and 2004, respectively. International Truck and Engine Corporation (“International Engine”), a subsidiary of Navistar International Corporation, is another significant customer for the Company, whose sales represented 10%, 10%, and 21% of total Company sales in 2006, 2005, and 2004. In the fourth quarter of 2004, the Company lost one part sold to International Engine worth $8 million in annual sales, which was approximately 70% of the Company’s total sales to this customer. The loss of this business resulted when International Engine converted the manufacturing of this part from an investment casting to a fine blanking, which is not within the manufacturing capabilities of the Company. While sales to International Engine initially decreased by $5.5 million in 2005 from 2004, sales have increased by $1.2 million in 2006 from 2005, but still have not returned to the previous sales level.

In addition to UTC and International Engine, the Company sells to several other customers that make up a significant portion of the Company’s total sales. While none of these other customers individually represent more than 10% of sales, as a group they make up a considerable portion of the Company’s total sales. Although it is not anticipated, the loss of UTC, International Engine or one or more of these other significant customers would have a substantial impact on the Company’s operations and profitability. While the Company has long-term relationships with these companies, there is no guarantee that these relationships will continue. In addition, these customers are in the aerospace and automotive industries, which tend to be volatile. In particular, the United States automotive industry has been unstable in recent years, with several large automotive companies struggling financially and some filing Chapter 11 bankruptcy.

The backlog of orders not shipped and believed to be firm as of the dates shown are set forth below:

	December 31, 2006	December 31, 2005
Advanced Structures	$37,768,000	$31,017,000
Industrial Metal Components	6,389,000	5,151,000
	$44,157,000	$36,168,000

In the Advanced Structures business segment, shipments are typically made between 1 and 24 months after an order is received. In the Industrial Metal Components segment, virtually all backlog is shippable in less than 12 months, generally within 3 months. The Company believes that approximately 84% of the backlog at December 31, 2006 will be shipped before the end of 2007.

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

Index

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

The Company employed 685 persons as of December 31, 2006.

Net sales and income of foreign operations and export sales are not significant. The Company has a wholly owned subsidiary, Fansteel de Mexico, which is a maquiladora located in Reynosa, Tamaulipas Mexico and is part of the Industrial Metal Components segment. This subsidiary only made sales to its parent company, Fansteel Inc.

Long-lived assets located at the Fansteel de Mexico facility, all of which are security for the PBGC note, are detailed below:

	December 31, 2006	December 31, 2005
Land	$600,000	$600,000
Building	1,217,000	1,217,000
Machinery and Equipment	1,106,000	944,000
	$2,923,000	$2,761,000
Accumulated Depreciation	679,000	469,000
Net Property Plant and Equipment	$2,244,000	$2,292,000

The Company considers the United States as one inseparable geographic area for its domestic operations.

ITEM 1A - RISK FACTORS

Investment in the Company’s securities involves a number of risks and uncertainties. Careful consideration should be given to the following risks, along with the cautionary statement regarding “forward-looking statements” in Part 1, Item 2 of this report and other information included in this report, before purchasing the Company’s securities. Besides the risks listed below, the Company faces risks that are currently unknown or that are currently consider to be immaterial, but may also impact business or adversely affect the Company’s financial condition or results of operations.

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

Index

The Reorganization Plan left the Company with significant environmental liabilities going forward that must be funded from continuing operations.

Environmental Issues

The Company has significant environmental issues primarily related to special purposes entities included in discontinued operations, particularly in Muskogee, OK, that could have a material impact on the Company’s results. The ability of the Company to fund the clean up of this site could have a material adverse impact on the Company. For further details, see Note 6 - Discontinued Operations including Certain Environmental Remediation.

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

The Company Has A Few Large Customers

The companies controlled by United Technologies Corporation (“UTC”) represent a significant customer for the Company, whose sales were 19%, 15%, and 12% of total Company sales in 2006, 2005, and 2004, respectively. International Truck and Engine Corporation (“International Engine”) is another significant customer for the Company, whose sales represented 10%, 10%, and 21% of total Company sales in 2006, 2005, and 2004.

In addition to UTC and International Engine, the Company sells to several other customers that make up a significant portion of the Company’s total sales. While none of these other customers individually represent more than 10% of sales, as a group they make up a considerable portion of the Company’s total sales. Although it is not anticipated, the loss of UTC, International Engine or one or more of these other significant customers would have a substantial impact on the Company’s operations and profitability. While the Company has long-term relationships with these companies, there is no guarantee that these relationships will continue. In addition, these customers are in the aerospace and automotive industries, which tend to be volatile. In particular, the United States automotive industry has been unstable in recent years, with several large automotive companies struggling financially and some filing Chapter 11 bankruptcy.

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

Index

In addition the Company faces increased competition, primarily in the Industrial Metal Components business segment, from offshore sources, such as China and India, that offer lower production costs.

Material Prices

The Company started to experience raw material price increases beginning in 2004 and these material price increases have continued into 2006. The Industrial Metal Components segment has been impacted particularly hard with some material prices nearly doubling from 2005 levels. To offset these price increases, the Company began adding material surcharges in March 2004 and in 2006 the Company continues to add material surcharges where possible. There is no guarantee that the Company will be able to continue to pass on these material surcharges to its customers, and in fact, some customers have refused to accept these surcharges.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable.

 ITEM 2 - PROPERTIES

Manufacturing facility locations and corresponding square footage at December 31, 2006 are as follows:

		Square Feet
Location	Business Segment	Owned	Leased	Total
Creston, Iowa	Advanced Structures	293,000	0	293,000
Reynosa, Mexico	Industrial Metal Components	69,000	0	69,000
Emporium, Pennsylvania	Industrial Metal Components	45,000	0	45,000

All plants are well maintained and in good operating order. The plants have sufficient capacity to meet present market requirements. All of the properties described above are fully utilized on a 1 or 2 or 3 shift basis.

The Company owns properties in Washington, Iowa, Lexington, Kentucky, and Muskogee, Oklahoma that are associated with operations discontinued in prior years.

On March 7, 2005, the North Chicago facility was sold to the City of North Chicago and portions of this facility were leased back by the City of North Chicago until the Company’s executive offices were relocated on November 22, 2005 to Deerfield, Illinois. The Company leases their executive offices in Deerfield, Illinois.

Index

ITEM 3 - LEGAL PROCEEDINGS

FMRI

On November 3, 2003, an administrative law judge of the NRC granted a request of the State of Oklahoma for a hearing to challenge certain aspects of FMRI’s NRC License. The State of Oklahoma challenged a number of aspects of the NRC License, including the adequacy of site characterization, the appropriate modeling of the site of remediation levels, cost estimates, and sufficiency of the NRC Staff's environmental review. On May 26, 2004, the administrative law judge overseeing the proceeding issued his decision, finding in favor of FMRI and against the State of Oklahoma on all matters under consideration. The State of Oklahoma's ability to appeal the ruling of the administrative law judge expired on September 15, 2004 such that the ruling of the administrative law judge became final and non-appealable. Notwithstanding the victory by FMRI, the challenges by the State of Oklahoma, both to the NRC License and to confirmation of the Reorganization Plan, resulted in considerable additional expense and significant delays with respect to the implementation of the Decommissioning Plan, effectively precluding FMRI from undertaking to commence certain actions required by its NRC License. Among other things, the NRC License sets forth the benchmarks and timeline for the decommissioning of the Muskogee Facility. Specifically, the NRC License required FMRI (i) by September 1, 2004, to commence Phase 1 work of removing certain residue materials ("WIP") from the site and (ii) by March 31, 2006 to complete the removal of the WIP materials, taking into account preparation, scheduling, cost and weather. Realizing its inability to satisfy certain of its NRC License conditions, FMRI timely notified the NRC and commenced discussions with the NRC and third parties with a view to, as soon as possible and subject to available funding, commence and complete Phase 1 remediation. Such negotiations and discussions resulted in an April 13, 2005 amendment to the decommissioning trust that now permits an additional $2,500,000 to be drawn by FMRI to complete Phase 1 of the Decommissioning Plan. The amounts of these additional draws are dependent upon the weight of material disposed of offsite at the approved disposal site. Notwithstanding FMRI access to additional funding, FMRI has been unable, to date, to reach consensus with the NRC on modifications necessary to eliminate the violation of not starting on time the Phase 1 of the Decommissioning Plan. As a result, FMRI remains in technical violation of its NRC License but did commence Phase 1 decommissioning activities in September 2005. Fansteel can provide no assurance that FMRI will be able to reach consensus with the NRC and eliminate the existing violations. Notwithstanding FMRI’s violations, the obligations of Fansteel with respect to the Muskogee Facility are unchanged and remain limited to Fansteel’s obligations to FMRI under the FMRI Notes, as described in the Reorganization Plan.

On September 29, 2006 A&M Engineering and Environmental Services Inc. (“A&M”) filed suit in the District Court for Tulsa County, State of Oklahoma against FMRI, a special purpose subsidiary of Fansteel, and Penn Environmental & Remediation Inc (“Penn”). On April 27, 2005, A&M and FMRI entered into a contract to excavate, dry, bag, stage and transport residue material to an acceptable offsite depository. Penn was designated as the engineer for purposes of the contract. In May 2006, FMRI was notified by A&M that they were canceling the transportation portion of the contract, but continued to perform under the balance of the contract. A&M submitted change orders totaling $1.2 million under the contract that required approval by the engineer. The changes orders were not approved. A&M subsequently filed suit. The contract provisions require the use of mediation for resolution before filing suit. In November 2006, FMRI participated in failed meetings with A&M to stay their suit and enter into mediation. On December 1, 2006, FMRI notified A&M that the contract was being terminated for cause. Since A&M took no actions to commence cure efforts, the contract was terminated effective December 20, 2006 with FMRI expressly reserving its rights under the contract. On December 7, 2006, FMRI filed with the District Court for Tulsa County in response to the A&M complaint. In these pleadings, FMRI objected to venue and requested transfer to Muskogee County and cited A&M for breach of contract, breach of change order, fraud, breach of implied duty of good faith and fair dealing, and sought damages including liquidation damages, project completion costs, and faulty work. FMRI believes it has counter claims against A&M for amounts well in excess of the $1.2 million claimed by A&M. Both sides have filed interrogatories and document requests for the suit. A Scheduling Order was filed with the District Court of Tulsa County after a February 26, 2007 scheduling conference with the presiding judge. The order includes a schedule for an evidentiary hearing with the judge from September 17 - 21, 2007 regarding A&M’s intentions to enjoin FMRI’s access to a portion of the Decommissioning Trust Fund (i.e., at least equal to A&M’s monetary claims against FMRI). The briefs and responses for this hearing are to occur between June and August 2007. Per this order, the actual jury trial for this suit is to be scheduled sometime after June 2008. FMRI cannot provide any assurance to a successful outcome and an unsuccessful outcome could hinder FMRI in its obligation to remediate the Muskogee Facility. Any exposure is limited to FMRI and not Fansteel.

Index

Environmental Claims and Insurance Recoveries

Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Reorganization Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims. The Department of Justice notified the Company on April 29, 2005 that the NRC and other interested federal agencies did consent to the following settlements: On May 26, 2005, the Company reached agreement with Zurich American Insurance Company and Zurich International (Bermuda) Ltd. (collectively, "Zurich") and on April 18, 2005 with KWELM Management Services Limited on behalf of the Scheme Administrator for KWELM in an insolvency proceeding under the laws of Great Britain and the Joint Liquidators for The Bermuda Fire & Marine Insurance Company (collectively, "KWELM"). Zurich agreed to a settlement providing for a cash settlement payment to the Company of $1.4 million, which was received on June 9, 2005. KWELM agreed to a Notified Scheme Claim totaling $400,000. Cash distributions in respect of the claims were paid out to the Company in accordance with KWELM's approved Scheme of Arrangement. Payments from KWELM during 2005 were $330,304 and during 2006 were $5,349 for a total of $335,653 or 84% of the claim. The proceeds of the settlements were used in accordance with the Reorganization Plan to pay certain professional fees and expenses related to such settlements. The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulting in prepayments under the FMRI Notes of $831,000, the FLRI Primary Note of $111,000 and the ED Note of $147,000 and payments aggregating $66,000 on account of EPA CERCLA claims.

Other Legal Actions

In May 2005, a complaint for toxic injuries was filed by Garfield and Susan Perry against numerous defendants, including Wellman Dynamics, a wholly owned subsidiary of Fansteel Inc., claiming injuries related to exposure to products containing beryllium. The Company’s insurance carriers have been notified and at least one carrier has agreed to pay for defending the Company.

In August 2005, a complaint for wrongful death from exposure to asbestos was filed by the Estate of Ivan Hand against numerous defendants, including Fansteel Inc. The Company’s insurance carriers were notified and one insurance carrier agreed to defend the Company. In January 2007, Fansteel was dismissed from the suit.

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

Index

From time to time, the Company is involved in routine litigation incidental to its business. The Company is not a party to or aware of any pending or threatened legal proceeding that it believes would have a material adverse effect on its results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

Set forth below are the executive officers of the Company:

			Years of Service
Name	Age	Position with the Company and Principal Occupation	With Company	In present Position

Gary L. Tessitore	62	Director, Chairman, President and Chief Executive Officer	8	8

R. Michael McEntee	53	Vice President and Chief Financial Officer	27	16

PART II.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is available for trading under the ticker symbol FELI on the “pink sheets” published by Pink Sheets LLC.

The number of shareholders of the Company as of March 12, 2007 was 763. This number includes record holders and individual participants in security position listings.

The following table sets forth the quarterly high and low bid prices and dividend information of each quarter of the last fiscal year. The quotations below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

(In dollars)	High	Low	Cash Dividends Declared
2006
First Quarter	$1.800	$0.910	$-
Second Quarter	1.500	1.050	-
Third Quarter	1.350	0.500	-
Fourth Quarter	1.350	0.150	-
2005
First Quarter	$4.000	$0.900	$-
Second Quarter	2.600	0.850	-
Third Quarter	1.980	1.200	-
Fourth Quarter	1.990	0.700	-

Index

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

The following graph compares the cumulative total shareholder return on the New Common Stock to the cumulative total return of the NASDAQ Market Index, the CoreData Group 626 - Metals Fabrication Index and the CoreData Group 611 - Aerospace/Defense Products and Services Index for the period from February 24, 2004 to December 31, 2006. The graph assumes that $100 was invested in the New Common Stock and each of the indices listed below on February 24, 2004 and that all dividends were reinvested. The Company has compared its cumulative shareholder return with such CoreData Group Indices because its sales are concentrated in both categories. The performance of the New Common Stock reflected below is not indicative of the Company's future performance.

Index

ITEM 6 - SELECTED FINANCIAL DATA

The table below summarizes certain selected financial data of the Successor Company and Predecessor Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes.

	Successor Company			Predecessor Company
(In thousands except for per share data)	Year Ended December 31, 2006	Year Ended December 31, 2005	11 months Ended December 31, 2004	1 month Ended January 23, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

Net Sales	$67,531	$56,348	$52,127	$2,696	$47,087	$48,642
Income (Loss) from Continuing Operations (a)	(580)	858	1,345	57,941	(9,267)	(6,587)
Per Weighted Average Common Shares Outstanding: (b)
Income (loss) from continuing operations	(0.17)	0.25	0.39	6.66	(1.07)	(0.76)
Cash Dividends	-	-	-	-	-	-
Total Assets	47,035	43,205	40,448	46,097	48,489	60,734
Long-term Debt (c )	4,839	5,274	4,933	5,343	17,503	18,136

(a) Results in the one-month ended January 23, 2004 included a gain of $43,455,000 from the adoption of fresh start accounting and a gain of $15,048,000 from the discharge of debt from the Plan.
(b) Basic earnings per share and diluted earnings per share are the same.
(c) Long-term debt includes long-term debt classified under Liabilities Subject to Compromise on the Balance Sheet, which included $17,461,000 as of December 31, 2003 and $18,136,000 as of December 31, 2002. When the Company emerged from bankruptcy on January 23, 2004, they no longer had any Liabilities Subject to Compromise on the Balance Sheet, and thus, had no long-term debt classified as such.

Index

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

Results of Operations

2006 As Compared To 2005
Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Advanced Structures	$39,960,093	$32,440,020
Industrial Metal Components	27,570,450	23,907,485
	$67,530,543	$56,347,505

Consolidated net sales for the year ended December 31, 2006 increased $11.2 million, or 19.8%, from the year ended December 31, 2005. Both business segments experienced increases, with the Advanced Structures business segment showing the most improvement as it has benefited from a strong aerospace market. Material surcharges, which the Company has added to offset the continued rise in material costs in the Industrial Metal Components segment, accounted for $3.0 million, or 4.5% of the total 2006 sales volume.

Index

Advanced Structures’ net sales for the year ended December 31, 2006 were higher by $7.5 million, or 23.2%, compared to the year ended December 31, 2005. All product lines in this segment have experienced improvements over 2005, except for the missile products line, which declined due to the loss of a program in the second quarter of 2006. A number of new programs from aerospace customers have resulted in strong tooling sales, which represented 23% of the sales growth in 2006.

The Industrial Metal Components' net sales for the year ended December 31, 2006 increased $3.7 million, or 15.3%, compared with the year ended December 31, 2005, with 44% of the increase related to material surcharges which the Company has added to offset the continued increase in material costs. Net sales of investment castings increased by $4.1 million, or 33.8%. The majority of this increase was due to higher sales of investment castings to automotive and flow control customers, partially offset by some volume decreases in other product lines. Additionally, material surcharges accounted for $1.6 million or 38% of the total increase in investment casting sales. Net sales of powdered metal components decreased $414,000, or 3.5%. Compared to the prior year, material surcharges increased $884,000. Exclusive of the material surcharges, powdered metal sales decreased by $1.3 million, or 11.5%, due to lower sales of automotive products, recreational vehicle parts, and lawn and garden products, with some improvements seen in the heavy truck and hardware markets. Plant shutdowns by the major auto companies are expected to have a negative impact on existing business going forward.

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2006	% Of Net Sales	Year Ended December 31, 2005	% Of Net Sales
Advanced Structures	$33,862,412	84.7%	$26,533,229	81.8%
Industrial Metal Components	26,201,479	95.0%	21,003,071	87.9%
	$60,063,891	88.9%	$47,536,300	84.4%

Cost of products sold of $60.1 million for the year ended December 31, 2006 increased by $12.6 million compared to $47.5 million for the year ended December 31, 2005 as a result of the higher sales volume at both segments, coupled with higher material costs and unusual charges of $1,004,000 in the Industrial Metals business segment.

Cost of products sold of $33.9 million in the Advanced Structures segment for the year ended December 31, 2006 increased $7.4 million compared with cost of products sold of $26.5 million in the year ended December 31, 2005, primarily due to the higher sales volume. As a percent of net sales, cost of products sold increased by 2.9 points in this segment as manufacturing costs were higher as a result of product mix and production issues.

The Industrial Metal Components’ cost of products sold were $26.2 million for the year ended December 31, 2006 compared to cost of products sold of $21.0 million for the year ended December 31, 2005. As a percent of net sales, cost of products increased to 95.0% for 2006 compared with 87.9% for 2005. Cost of products sold increased due to the higher sales volume in this segment and unusual charges of $1,004,000 at the investment casting operation for expedited freight, inspection costs and scrap related to product issues with an existing customer and the start-up of new customer parts, which increased cost of products sold by 3.6 percentage points to net sales of this segment. Additionally, this segment has been negatively impacted by higher material costs, which in some cases have more that doubled since 2005. Material surcharges, which do not include a mark-up, had a negative 0.6 percentage point impact on margins in 2006. Material costs have increased by 6.3 percentage points due to higher material prices as well as the mix of higher cost materials.

Index

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2006	% Of Net Sales	Year Ended December 31, 2005	% Of Net Sales
Advanced Structures	$3,155,785	7.9%	$3,023,460	9.3%
Industrial Metal Components	3,250,070	11.8%	3,526,151	14.7%
	$6,405,855	9.5%	$6,549,611	11.6%

Despite the higher sales volume in 2006, total selling, general and administrative expenses decreased by $144,000, or 2.2%, over 2005 and improved to 9.5% of sales in 2006 from 11.6% of sales in 2005. Reduced administrative staff and lower professional fees in 2006 were the main factors for this improvement.

In the Advanced Structures segment, selling, general and administrative expenses for the year ended December 31, 2006 increased by $132,000, or 4.4%, compared with the year ended December 31, 2005, but as a percent of sales improved to 7.9% in 2006 compared with 9.3% in 2005, due primarily to the increase in sales volume coupled with cost reductions. Expenses in 2006 also included an unusual charge of $181,000 to reserve for disputed accounts receivable with a customer.

Selling, general and administrative expenses in the Industrial Metal Components segment for the year ended December 31, 2006 decreased by $276,000 compared with the year ended December 31, 2005, and as a percent of sales improved to 11.8% compared with 14.7%, due primarily to cost reductions in 2006.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2006	% Of Net Sales	Year Ended December 31, 2005	% Of Net Sales
Advanced Structures	$2,941,896	7.4%	$2,883,331	8.9%
Industrial Metal Components	(1,881,099)	(6.8%)	(621,737)	(2.6%)
	$1,060,797	1.6%	$2,261,594	4.0%

Operating income of $1.1 million for the year ended December 31, 2006 decreased by $1.2 compared to $2.3 million for the year ended December 31, 2005, due primarily to higher material costs and one-time unusual charges of $1,004,000 related to the start-up of new customer parts in the Industrial Metals business segment.

Operating income of $2.9 million in the Advanced Structures segment for the year ended December 31, 2006 was flat compared with operating income of $2.9 for the year ended December 31, 2005, despite the higher sales volume in 2006. Results in 2006 were negatively impacted by higher manufacturing expenses and positively impacted by $717,000 in training grants received from the state of Iowa.

Index

The Industrial Metal Components segment had an operating loss of $1,881,000 for the year ended December 31, 2006 compared to an operating loss of $622,000 for the year ended December 31, 2005. The primary reason for the higher operating loss was unusual charges of $1,004,000 in 2006 at the investment casting operation related to product problems with an existing customer and the start-up of new customer parts. A major process improvement initiative was implemented to restore this business to acceptable margins. Margins on certain parts are presently below expectations due to high material costs, but some of these low margin parts will be replaced with more profitable parts in 2007. The powdered metal operation experienced a loss for the year ended December 31, 2006 due to the lower sales volume and higher material costs. These higher material prices have not been passed on to some major customers, primarily in the automotive markets, as surcharges continue to be refused. An on-going review of all customers is underway to address those not providing satisfactory margins. While the material surcharges have had a positive impact on sales volume, these surcharges, which are passed on to customers at cost, have not provided any corresponding improvements to margins.

Other Expenses

The following table sets forth the combined other expenses of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Interest expenses	$(1,573,869)	$(1,279,654)
Other	(66,655)	(52,033)
	$(1,640,524)	$(1,331,687)

Other expense increased $309,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005, as interest expense was higher due to increased borrowing. Results in 2005 also included termination fees of $200,000 paid to Wachovia Credit as part of the July 15, 2005 refinancing with Fifth Third Bank.

Reorganization Items

For the year ended December 31, 2006 reorganization expenses related to bankruptcy were $0, compared to $72,000 for the year ended December 31, 2005. The Company emerged from Chapter 11 bankruptcy on January 23, 2004.

Discontinued Operations

Discontinued operations reported losses of $4.7 million and $2.3 million for the years ended December 31, 2006 and December 31, 2005, respectively. The losses for both years relate primarily to the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries. Results in 2006 also include a charge of $258,000 to write-down the receivable for the settlement of the purchase price for the December 2004 sale of Washington Manufacturing as well as a charge of $738,000 to write-down the Washington Manufacturing property to market value. Results in 2005 were positively impacted by net insurance recoveries of $1.2 million and $155,000 for the favorable arbitration ruling regarding the valuation of the sale of Washington Manufacturing operation, reduced by additional costs of $129,000 for closing the sale of the North Chicago facility in March 2005.

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.

Index

Net Income (Loss)

The Company had a net loss of $5.3 million for the year ended December 31, 2006 compared to a net loss of $1.4 million for the year ended December 31, 2005 with discontinued operations having a significant impact on the net loss in each year.

2005 As Compared To 2004

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Advanced Structures	$32,440,020	$24,269,346
Industrial Metal Components	23,907,485	30,553,161
	$56,347,505	$54,822,507

The Company’s consolidated net sales for the year ended December 31, 2005 increased $1.5 million, or 3%, compared to the year ended December 31, 2004 due to the increased sales volume at the Advanced Structures business segment. Material surcharges, which the Company added to offset the rise in material prices in the Industrial Metal Components segment, accounted for $1.4 million, or 2.5% of the total 2005 sales volume.

Advanced Structure net sales for the year ended December 31, 2005 increased by $8.2 million, or 34%, compared to the year ended December 31, 2004. This improvement is attributed to increased casting sales of missile and helicopter components, private jet aircraft parts, and price increases implemented in 2005.

Industrial Metal Components' net sales for the year ended December 31, 2005 decreased $6.6 million, or 22%, compared with the year ended December 31, 2004 due to a $7.1 million, or 37%, decrease in sales of investment castings. In the fourth quarter of 2004 a major portion of the investment casting business for truck engine components was lost when this business was converted to a different manufacturing process that was not within the Company’s capabilities. Net sales of powdered metal components improved $419,000, or 4%, over the prior year, with increases in the hardware, lawn and garden, and automotive product lines. Material surcharges in this segment added $1.4 million in sales volume.

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2005	% Of Net Sales	Year Ended December 31, 2004	% Of Net Sales
Advanced Structures	$26,533,229	81.8%	$21,697,138	89.4%
Industrial Metal Components	21,003,071	87.9%	23,300,622	76.3%
	$47,536,300	84.4%	$44,997,760	82.1%

Index

Cost of products sold of $47.5 million for the year ended December 31, 2005 increased by $2.5 million compared to $45.0 million for the year ended December 31, 2004, due to the increased sales volume at the Advanced Structures business segment as well as higher material costs and an unfavorable product mix in the Industrial Metal Components business segment.

Cost of products sold of $26.5 million in the Advanced Structures segment for the year ended December 31, 2005 increased $4.8 million compared with cost of products sold of $21.7 for the year ended December 31, 2004, primarily due to the higher volume. As a percent of net sales, cost of products decreased by 7.6 points in this segment due to lower manufacturing costs, particularly for tooling and scrap costs.

The Industrial Metal Components’ cost of products sold were $21.0 million for the year ended December 31, 2005 compared to cost of products sold of $23.3 for the year ended December 31, 2004. The decrease of $2.3 million related to the decrease in sales volume. As a percent of net sales, cost of products increased to 87.9% in 2005 compared with 76.3% for 2004 due to the lower volume, higher material costs and increased overhead expenses. Material surcharges, which do not include a mark-up, had a negative 0.8 percentage point impact on 2005 margins in this segment. Material costs have increased by 6.2 percentage points due to higher material prices.

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2005	% Of Net Sales	Year Ended December 31, 2004	% Of Net Sales
Advanced Structures	$3,023,460	9.3%	$2,959,765	12.2%
Industrial Metal Components	3,526,151	14.7%	4,293,175	14.1%
	$6,549,611	11.6%	$7,252,940	13.2%

Despite the increase in sales volume, consolidated selling, general and administrative expenses for the year ended December 31, 2005 decreased by $703,000 compared with December 31, 2004 largely due to decreased bankruptcy costs in 2005, which were $944,000 lower than 2004.

Selling, general and administrative expenses in the Advanced Structures segment were only $64,000 higher in 2005 compared to 2004, despite the higher 2005 sales volume. As a percent of sales, selling, general and administrative expenses were 9.3% in 2005 compared with 12.2% in 2004. The higher sales volume, reduction in administrative staff, and lower professional fees related to the bankruptcy in 2005 accounted for the majority of this improvement.

In the Industrial Metal Components segment, selling, general and administrative expense decreased $767,000 in 2005 compared with 2004, although as a percent of sales increased to 14.7% in 2005 compared with 14.1% in 2004. Selling, general and administrative costs fell along with the lower sales volume, but not in relation to the sales volume decrease as operating expenses continued to be high.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

Index

	Year Ended December 31, 2005	% Of Net Sales	Year Ended December 31, 2004	% Of Net Sales
Advanced Structures	$2,883,331	8.9%	$(387,557)	(1.6%)
Industrial Metal Components	(621,737)	(2.6%)	2,959,364	9.7%
	$2,261,594	4.0%	$2,571,807	4.7%

Operating income for the year ended December 31, 2005 decreased by $310,000 compared to the year ended December 31, 2004, due primarily to the lower sales volume, higher material costs, and product mix in the Industrial Metal Components group.

Advanced Structures operating income of $2,883,000 for the year ended December 31, 2005 improved from an operating loss of $388,000 for the year ended December 31, 2004. This improvement is due to the higher sales volume, notably in helicopter and missile components, and price increases on several parts.

Industrial Metal Components had an operating loss of $622,000 for the year ended December 31, 2005 compared to operating income of $2,959,000 for the year ended December 31, 2004. The primary reason for this decline was the decrease in investment casting sales along with higher material costs and unfavorable product mix.

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

Reorganization Items

For the year ended December 31, 2005 reorganization expenses related to bankruptcy were $72,000, as compared to $1,016,000 for the year ended December 31, 2004, a decrease of $944,000. The Company emerged from Chapter 11 bankruptcy on January 23, 2004. The higher reorganization costs in 2004 were the result of professional fees related to the bankruptcy.

Discontinued Operations

Discontinued operations reported a loss of $2,279,000 in the year ended December 31, 2005 and a loss of $5,215,000 in the year ended December 30, 2004. The loss in 2005 relates to the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and closing the North Chicago sale, offset by $1.2 million from insurance settlements. The loss in 2004 relates to the accretion of discounted environmental liabilities from the Company's special purpose subsidiaries and operating losses from Washington Manufacturing of $707,000. These 2004 losses were reduced by a gain of $773,000 from the sale of the land owned by special purpose subsidiary Waukegan Inc. and assumption by the buyer of the related environmental liabilities at the site.

Index

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets, except for the gain in discontinued operations from the carry-back refund from the net operating loss related to environmental liabilities.

Net Income (Loss)

The net loss for the year ended December 31, 2005 was $1.4 million. Net income of $54.1million for the year ended December 31, 2004 included a $15.0 million gain from the discharge of debt under the Plan and a $43.5 million gain from the adoption of fresh start accounting.

Liquidity and Capital Resources

On December 31, 2006, the Company had cash of $18,000 compared to $791,000 of cash on December 31, 2005. For the year ended December 31, 2006, cash from continuing operations increased $2,072,000, due largely to $3,714,000 in short-term borrowings. Excluding net borrowings, continuing operations used $1,349,000 in 2006 due primarily to poor operating performance in the Industrial Metal Components segment as well as $1,684,000 in capital expenditures for the Company. Cash flows from discontinued operations used $2,846,000 for the year ended December 31, 2006, primarily for funding the on-going environmental remediation at the Muskogee, Oklahoma property.

Operating Activities

For the year ended December 31, 2006, operating activities provided $335,000 in cash. Accounts receivable increased by $2.1 million due to the increased sales volume and the 1 day increase in days outstanding. Inventories increased by $2.7 million also due to the higher sales volume and a decrease in inventory turns. The majority of the inventory increase occurred in the Advanced Structures segment, which requires higher inventory levels due to the length of through put times in the complicated sand casting process. Accounts payable and accrued liabilities increased by $4.6 million due to higher volume and the timing of payments to trade vendors.

Investing Activities

For the year ended December 31, 2006, investing activities consumed $1,684,000 for capital expenditures, primarily in the Advanced Structures business segment where the 23% increase in 2006 sales over 2005 has created the need for additional manufacturing equipment.

Financing Activities

Financing activities provided $3,421,000 for the year ended December 31, 2006. Short-term borrowings in 2006 from the revolving line of credit with Fifth Third Bank were $3.7 million. These borrowings were needed for funding operations, capital expenditures and environmental remediation of discontinued operations. Payments of long-term debt were $293,000 for loans from various economic agencies in Pennsylvania. In 2005, short-term borrowing from the revolving line of credit was $5.6 million and long-term debt payments were $274,000.

Index

In order to increase the Company’s liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its wholly-owned subsidiary, Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005 with an original principal amount of $15,000,000. As the Company’s businesses have grown, so have the Company’s needs for funding working capital, capital expenditures and other requirements. With the corresponding increase in its borrowing base, consisting of accounts receivable, inventories and machinery and equipment, the Company sought to increase its revolving line of credit above the $15 million level. Accordingly, this loan agreement with Fifth Third Bank was amended on December 4, 2006.

Under this amended loan facility, subject to certain borrowing conditions, the Company may incur revolving loans, credit card charges and letter of credit issuances in an amount up to $21.5 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment. Revolving loans include $1.5 million for borrowing under credit cards issued by the Lender, not subject to the borrowing base. The term was extended with revolving loans due and payable in full on January 5, 2009. As borrowers under this Loan and Security Agreement, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements. The interest rate on the line is at prime and there is a .25% unused line fee. Substantially all of the assets of the borrowers are pledged as security for this financing. At December 31, 2006, the Company was in compliance with all covenants of the Loan and Security Agreement with Fifth Third Bank. At December 31, 2006 the Company had letters of credit of $770,000 for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. The Company’s credit availability was $1,360,000 at December 31, 2006. Borrowing under the revolving line of credit is included as short-term borrowings.

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

Index

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

Index

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140 and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 13, 2006. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is required to adopt SFAS No. 155 beginning January 1, 2007, but does not expect it to have a material impact on its consolidated results of operations and financial condition.

Index

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 and is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 requires recognition of a servicing asset or servicing liability each time an obligation to service a measurement at fair value of all separately recognized servicing assets and servicing liabilities, permits the use of either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities at initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is required to adopt SFAS No. 156 effective January 1, 2007, but does not expect it to have a material impact on its consolidated results of operations and financial condition.

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

In September 2006, the FASB also issued SFAS No. 158, Employers’ accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 14, 2006, and for employers without publicly traded equity securities as of the end of the fiscal year ending after June 15, 2007. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS No. 158 effective December 31, 2006. The non-cash effect of the adoption resulted in an increase in total liabilities of $343,000 and a reduction in total shareholders’ equity of $343,000, net of tax. The adoption of SFAS 158 did not affect our results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how effects of carryovers or reversals of prior year misstatements should be considered in quantifying a current year misstatements. The guidance is applicable for 2006. The effect of adopting SAB 108 did not have a material impact on consolidated results of operation or financial condition.

There were no new accounting pronouncements that the Company was required to adopt early upon the implementation of fresh start accounting.

Index

Inflation

Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits. Significant portions of raw materials consumed by the Company are various steel alloys. Price increases were experienced beginning in 2004 and these price increases have continued into 2006. To offset these price increases, the Company began adding material surcharges in March 2004 and in 2006 the Company continues to add material surcharges. Material surcharges are a straight pass through of costs and do not include profit. For the year ended December 31, 2006, material surcharges accounted for 4.5% of net sales. For the year ended December 31, 2006, operating income was 1.6% of sales with the surcharges, but would have been an operating loss of (3.1%) of sales without the material surcharges.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at December 31, 2006:

(In thousands)	Total	2007	2008	2009	2010	2011	After 2012
PBGC Note	$8,000	$750	$750	$750	$1,150	$1,150	$3,450
PA economic agencies notes	462	305	143	14	-	-	-
Operating leases	785	246	170	101	71	197	-
Revolving line	13,358	-	-	13,358	-	-	-
Letters of credit	770	-	770	-	-	-	-
Environmental liabilities	36,737	1,722	2,634	2,372	2,586	1,836	25,587
Total	$60,112	$3,023	$4,467	$16,595	$3,807	$3,183	$29,037

The above table excludes discounts of the long-term debt and environmental liabilities as well as any related interest.

The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules. A minimum annual funding of $1.4 million is required for environmental liabilities related to FMRI through 2008 with an increase to $1,682,000 in 2009.

The revolving line of credit has a renewal date of January 5, 2009. The revolving line of credit requires immediate repayment from cash receipts. Borrowings can be made as needed, based on availability. The availability at December 31, 2006 was $1,360,000, compared with $1,876,000 at December 31, 2005.

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

Index

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fansteel Inc.
Consolidated Statement of Operations

	Successor Company			Predecessor Company
	Year Ended December 31, 2006	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004
Net Sales	$67,530,543	$56,347,505	$52,126,650	$2,695,857
Cost and Expenses
Cost of products sold	60,063,891	47,536,300	42,616,209	2,381,551
Selling, general and administrative	6,405,855	6,549,611	6,760,799	492,141
	66,469,746	54,085,911	49,377,008	2,873,692
Operating Income (Loss)	1,060,797	2,261,594	2,749,642	(177,835)
Other Income (Expense)
Interest expense	(1,573,869)	(1,279,654)	(742,059)	(43,977)
Other	(66,655)	(52,033)	19,611	(7,198)
	(1,640,524)	(1,331,687)	(722,448)	(51,175)
Income (Loss) from Continuing Operations Before Reorganization Items and Income Taxes	(579,727)	929,907	2,027,194	(229,010)
Reorganization Items
Professional fees	-	-	(576,042)	(333,289)
US trustee fees	-	(72,000)	(106,250)	-
	-	(72,000)	(682,292)	(333,289)
Fresh Start Adjustments	-	-	-	43,455,000
Gain on Debt Discharge	-	-	-	15,048,000
Income (Loss) from Continuing Operations Before Income Taxes	(579,727)	857,907	1,344,902	57,940,701
Income Tax Benefit	-	-	-	-
Net Income (Loss) from Continuing Operations	(579,727)	857,907	1,344,902	57,940,701
Loss from Discontinued Operations	(4,688,079)	(2,279,295)	(5,105,867)	(108,758)
Net Income (Loss)	$(5,267,806)	$(1,421,388)	$(3,760,965)	$57,831,943
Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000	3,420,000	8,698,858
Basic and Diluted Net Income (Loss) per Share[a]
Continuing operations	$(0.17)	$0.25	$0.39	$6.66
Discontinued operations	(1.37)	(0.67)	(1.49)	(0.01)
Net income (loss)	$(1.54)	$(0.42)	$(1.10)	$6.65

_____________
a Basic earnings per share and diluted earnings per share are the same.

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	December 31, 2006	December 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$17,672	$791,453
Accounts receivable, less allowance of $408,000 and $126,000 at December 31, 2006 and December 31, 2005, respectively	11,449,317	9,720,207
Inventories
Raw material and supplies	1,285,758	1,344,841
Work-in process	7,525,358	4,712,644
Finished goods	549,687	648,167
Total inventories	9,360,803	6,705,652
Prepaid expenses	1,466,475	1,227,153
Total current assets	22,294,267	18,444,465

Property, plant and equipment
Land	957,630	1,084,419
Buildings	4,511,443	5,108,331
Machinery and equipment	7,092,493	5,432,871
	12,561,566	11,625,621
Less accumulated depreciation	3,212,147	2,189,763
Net property, plant and equipment	9,349,419	9,435,858

Other assets
Deposits	880,450	879,950
Reorganization value in excess of amounts allocable to identified assets	12,893,734	12,893,734
Property held for sale	1,327,500	1,327,500
Other	289,796	223,047
Total other assets	15,391,480	15,324,231

	$47,035,166	$43,204,554

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	December 31, 2006	December 31, 2005

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$8,459,078	$4,438,835
Accrued liabilities	6,440,003	6,103,073
Short-term borrowings	13,357,786	9,681,872
Current maturities of long-term debt	1,062,750	1,039,290
Total current liabilities	29,319,617	21,263,070

Long-term debt	4,838,630	5,273,501

Other liabilities
Environmental remediation	22,428,823	21,533,459
Non-current pension liability	917,872	-
Total other liabilities	23,346,695	21,533,459

Total liabilities	57,504,942	48,070,030

Shareholders' equity (deficit)
Common stock, par value $0.01 Authorized 3,600,000 shares, issued and outstanding 3,420,000	34,200	34,200
Capital in excess of par value	296,314	296,314
Accumulated deficit	(10,450,159)	(5,182,353)
Other comprehensive income
Foreign currency translation	(6,967)	(13,637)
Accumulated other comprehensive income	(343,164)	-
Total other comprehensive income	(350,131)	(13,637)

Total shareholders’ deficit	(10,469,776)	(4,865,476)

Total liabilities and shareholders' deficit	$47,035,166	$43,204,554

See Notes to Consolidated Financial Statements

Index

FANSTEEL INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Capital in Excess of Par Value	Unamortized Cost of Restricted Stock Awards	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003 (Predecessor Company)	$21,747,145	$316,000	$-	$(61,474,484)	$(18,097,203)	$(57,508,542)

Net loss	-	-	-	(671,057)	-	(671,057)
Comprehensive loss	-	-	-	-	-	(671,057)

Balance prior to application of Fresh-Start Accounting	21,747,145	316,000	-	(62,145,541)	(18,097,203)	(58,179,599)

Cancellation of Predecessor Company equity and application of Fresh-Start accounting	(21,747,145)	(316,000)	-	62,145,541	18,097,203	58,179,599
Capitalization of Successor Company	34,200	296,314	-	-	(6,230)	324,284

Balance at January 23, 2004 (Successor Company)	34,200	296,314	-	-	(6,230)	324,284

Net loss	-	-	-	(3,760,965)	-	(3,760,965)
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(3,228)	(3,228)
Comprehensive loss						(3,764,193)

Balance at December 31, 2004 (Successor Company)	34,200	296,314	-	(3,760,965)	(9,458)	(3,439,909)

Net loss
Other comprehensive loss	-	-	-	(1,421,388)	-	(1,421,388)
Foreign currency translation adjustment	-	-	-	-	(4,179)	(4,179)
Comprehensive loss						(1,425,567)

Balance at December 31, 2005 (Successor Company)	34,200	296,314	-	(5,182,353)	(13,637)	(4,865,476)

Net loss
Other comprehensive loss	-	-	-	(5,267,806)	-	(5,267,806)
Foreign currency translation adjustment	-	-	-	-	6,670	6,670
Accumulated other comprehensive income	-	-	-	-	(343,164)	(343,164)
Comprehensive loss						(5,604,300)

Balance at December 31, 2006 (Successor Company)	$34,200	$296,314	$-	$(10,450,159)	$(350,131)	$(10,469,776)

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Cash Flows

	Successor Company			Predecessor Company
	Year Ended December 31, 2006	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004
Cash Flows From Operating Activities:
Net income (loss)	$(5,267,806)	$(1,421,388)	$(3,760,965)	$57,831,943
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,032,764	1,121,124	1,013,648	72,994
Accretion of debt discount	303,836	57,866	64,775	-
Fresh start adjustments	-	-	-	(43,455,000)
Gain on discharge of debt	-	-	-	(15,048,000)
Loss from discontinued operations	4,688,079	2,279,295	5,105,867	108,758
Gain from disposals of property, plant and equipment	-	-	(33,567)	-
Change in assets and liabilities:
(Increase) in accounts receivable	(2,106,262)	(1,674,377)	(501,120)	(321,198)
Decrease in income tax refunds receivable	-	-	61,700	-
(Increase) decrease in inventories	(2,655,151)	(1,907,174)	850,849	(280,153)
(Increase) decrease in other assets-current	(238,791)	275,351	(795,314)	79,568
Increase (decrease) in accounts payable and accrued liabilities	4,649,187	(1,269,597)	(2,451,199)	(95,945)
Increase in liabilities subject to compromise	-	-	-	300,000
(Decrease) increase in income taxes payable	(3,609)	5,607	(48,638)	(8,272)
(Increase) decrease in other assets	(67,249)	212,598	173,765	765
Net cash provided by (used in) operating activities	334,998	(2,320,695)	(320,199)	(814,540)
Cash Flows From Investing Activities:
Decrease (increase) in restricted cash	-	394,034	(394,034)	379,457
Proceeds from sale of property, plant and equipment	-	-	34,000	-
Capital expenditures	(1,683,795)	(1,175,113)	(22,620)	(3,155)
Net cash (used in) provided by investing activities	(1,683,795)	(781,079)	(382,654)	376,302
Cash Flows From Financing Activities:
Proceeds from short-term borrowing	3,713,951	5,573,415	1,458,457	-
Payments on long-term debt	(293,309)	(274,175)	(305,123)	-
Net cash provided by financing activities	3,420,642	5,299,240	1,153,334	-
Net Increase (Decrease) in Cash and Cash Equivalents from Continuing Operations	2,071,845	2,197,466	450,481	(438,238)
Cash Flows of Discontinued Operations:
Operating cash flows	(2,845,626)	(2,813,610)	(3,431,006)	149,819
Investing cash flows	-	1,400,000	2,052,611	-
Financing cash flows	-	-	(64,276)	(2,000)
Total Cash Flows of Discontinued Operations	(2,845,626)	(1,413,610)	(1,442,671)	147,819
Net (Decrease) Increase in Cash and Cash Equivalents	(773,781)	783,856	(992,190)	(290,419)
Cash and Cash Equivalents at Beginning of Period	791,453	7,597	999,787	1,290,206
Cash and Cash Equivalents at End of Period	$17,672	$791,453	$7,597	$999,787

See Notes to Consolidated Financial Statements

Index

Notes to Consolidated Financial Statements

Note 1 - Description of Business

Fansteel Inc. and its subsidiaries ("Fansteel" or the "Company") are manufacturers of engineered metal components using the sand castings, investment casting and powdered metal processes. Products manufactured are used in a variety of markets including military and commercial aerospace, automotive, energy, agricultural and construction machinery, lawn and garden equipment, marine, plumbing and electrical hardware and general industrial.

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

Cash and Cash Equivalents

The Company considers all investments purchased with maturity of three months or less to be cash equivalents. At December 31, 2006 and December 31, 2005, the Company had not purchased any investments with maturity of three months or less.

Receivables

Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts. The Company records such allowances based on a number of factors, including historical trends and specific customer liquidity.

Index

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

Index

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board Opinion (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based compensation to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. There was no impact on earnings or earnings per share because the Company has no outstanding options. Prior to January 1, 2006, the Company used the intrinsic-value method for accounting for stock-based employee compensation as specified in APB No. 25 with the pro forma impact shown below:

	Successor Company		Predecessor Company
(Dollars in millions, except for earnings per-share)	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004
Net income (loss) as reported	$(1,421,388)	$(3,760,965)	$57,831,943

Deduct: Total stock based compensation expense determined under the fair value based method, net of related tax effect	-	-	-

Pro forma - net income (loss)	$(1,421,388)	$(3,760,965)	$57,831,943

Basic/diluted income (loss) per share
As reported	$(0.42)	$(1.10)	$6.65
Pro forma	$(0.42)	$(1.10)	$6.65

Index

Earnings (Loss) per Share

Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. Basic and diluted earnings per share are computed in Note 5.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140 and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 13, 2006. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is required to adopt SFAS No. 155 beginning January 1, 2007, but does not expect it to have a material impact on its consolidated results of operations and financial condition.

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

In September 2006, the FASB also issued SFAS No. 158, Employers’ accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 14, 2006, and for employers without publicly traded equity securities as of the end of the fiscal year ending after June 15, 2007. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS No. 158 effective December 31, 2006. The non-cash effect of the adoption resulted in an increase in total liabilities of $343,000 and a reduction in total shareholders’ equity of $343,000, net of tax. The adoption of SFAS 158 did not affect our results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how effects of carryovers or reversals of prior year misstatements should be considered in quantifying a current year misstatements. The guidance is applicable for 2006. The effect of adopting SAB 108 did not have a material impact on consolidated results of operation or financial condition.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform with the 2006 presentation.

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

Index

As of the Effective Date, all common stock and options to purchase common stock of the Predecessor Company were canceled.

Pursuant to the Plan, on the Effective Date, the Company filed an amended and restated certificate of incorporation authorizing new shares of common stock, par value $.01 per share of the Company ("New Common Stock"). The Plan authorized the issuance of 3,600,000 shares of New Common Stock. Holders of allowed general unsecured claims against the Debtors were entitled by the Plan to receive approximately 50% stock ownership of the reorganized Company. The Pension Benefit Guarantee Corporation (the "PBGC") received approximately 21% of the common stock being issued in the reorganization as part of the settlement of its claims related to the under-funding of the Predecessor Company's now-terminated Consolidated Employees' Pension Plan (the "Pension Plan"), a defined benefit pension plan covered under Title IV of the Employee Retirement Income Security Act ("ERISA"). The stockholders of the Predecessor Company were entitled by the Plan and received approximately 24% of the New Common Stock. All of the foregoing percentages are pursuant to the Plan, subjected to dilution by the 5% of New Common Stock reserved for an employee stock plan.

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

Index

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

Pursuant to the Plan, FMRI could draw up to $2 million from an existing decommissioning trust established in accordance with the Amended Decommissioning Trust Agreement with the NRC. The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million and provided certain terms and conditions are satisfied. Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust. On April 13, 2005, the decommissioning trust was amended, with the consent of the NRC, to allow additional draws of up to $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan. The amounts of these additional draws are dependent upon, among other things, the weight of material disposed of offsite at the approved disposal site. In the second quarter of 2005, FMRI drew an additional $500,000 from the Trust. In the third quarter of 2005, FMRI drew an additional $1,160,000 from the Trust. In 2005, Fansteel prepaid $771,000 to FMRI from net insurance proceeds, which FMRI used to reduce amounts owing to the Trust. In 2006, FMRI drew an additional $652,000 and Fansteel prepaid $66,000 to FMRI from insurance proceeds. The net borrowing from the Decommissioning Trust at December 31, 2006 was $2.0 million.

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

Index

ii.	An unsecured contingent note of up to $500,000, to be issued in the future, if the costs of performing the response actions at the North Chicago Facility will exceed $2,025,000.

On November 13, 2003 the City of North Chicago (the "City") and Fansteel executed an option agreement (the "Option") allowing the City to acquire the North Chicago Facility for $1.4 million. The City had until August 31, 2004 to exercise the Option. Upon exercise of the Option, NCI was obligated under the Plan to transfer any funds received from the City to the United States Environmental Protection Agency (the "EPA") and was released from any and all of its obligations to implement the North Chicago response action under the North Chicago Consent Decree, subject to completing the environmental engineering/cost analysis report, and any outstanding notes issued and the obligation to issue the above-described contingent note by the Company to NCI was to be cancelled. In addition, the Company was obligated to issue and deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. On December 31, 2004, the City did notify NCI that it was exercising its option. On March 7, 2005, NCI sold the real property to the City, transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. The NCI Notes (including the obligation to issue a contingent note) were canceled, and the City entered into a six-month lease with monthly renewals at the same terms with Fansteel Inc. with respect to portions of the North Chicago Facility. In July 2005 Fansteel prepaid $147,000 to the outstanding note issued to the EPA from net insurance proceeds received. On December 7, 2005, the Company ended its lease with the City for portions of the North Chicago Facility.

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
A contingent note, to be issued in the future, in an amount to be determined by FLRI following completion of the site characterization and sufficient to fund any remaining costs of remediation that may exist.

d.    Holders of environmental claims and/or obligations arising from or with respect to the property at 801 Market Street, Waukegan, Illinois (the "Waukegan Facility"), were to receive and/or be the beneficiaries of the remediation of the Waukegan Facility to be undertaken by Waukegan, Inc. ("WI"), one of the special purpose subsidiaries formed pursuant to the Plan. Pursuant to the Plan, the Waukegan Facility, consisting of Fansteel's real property and other assets associated with the operations was transferred to WI. WI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Waukegan Facility and the operations of WI were to be funded by the proceeds of a $1.25 million unsecured, non-interest bearing note maturing December 31, 2013 issued by the Company to WI with payments matched to correspond to WI's anticipated expenditures for remediation costs. During June 2004, WI sold the Waukegan Facility to Ampsky & Associates, LLC (“Ampsky”) for approximately $100,000 in cash and the assumption/indemnification by Ampsky of all environment claims and obligations. As a result, the Company's $1.25 million note has been extinguished.

Index

e.    The remaining environmental claims and obligations arising from or related to Fansteel's (i) Li Tungsten site Superfund Site in Glen Cove, New York, (ii) Old Southington Landfill Site in Southington, Connecticut and (iii) Operating Industries, Inc. Superfund Site in Monterrey Park, California are each subject to an EPA Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") Potentially Responsible Parties (“CERCLA PRP”) Settlement Agreement approved by order of the Court entered on November 17, 2003. In full satisfaction of such claims and obligations under the Plan, the holders of such claims received a pro rata share of the cash distribution to holders of general unsecured claims as if such parties held allowed general unsecured claims of: $132,000 (Polychlorinated Biphenyls or "PCB" Treatment), $460,898 (Operating Industries), $25,000 (Li Tungsten), and $100,000 (Old Southington), and certain proceeds, if any, net of insurance recoveries.

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

Index

The enterprise value of the Company as of the Effective Date of the Plan (January 23, 2004) was established at $35.1 million, based on a calculation using a weighted average of the following valuations approaches: comparable company, comparable precedent transaction and discounted cash flow. The net equity value of $324,000 represents an enterprise value of $35.1 million less long-term debt (including current maturities) and less revolving loan facilities of $2,650,000. The revolving loan facilities were not working capital loans and were due January 23, 2007; therefore, they were considered in calculating the net equity value.

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

Index

The effects of the Plan and the application of fresh start accounting on the Company's pre-confirmation consolidated balance sheet were as follows (in thousands):

	Predecessor Company January 23, 2004	Reorgan-ization Adjustments		Fresh Start Adjustments		Successor Company January 23, 2004
Current assets:
Cash	$702	$298	(a)(b)	$-		$1,000
Restricted cash	12,998	(12,998	)(a)	-		-
Accounts receivable	8,352	(341	)(b)	-		8,011
Inventories	5,652	-		751	(c)	6,403
Other assets - current	921	(166	)(d)	-		755
Total current assets	28,625	(13,207)		751		16,169
Net property, plant & equipment	10,133	-		2,888(e	)	13,021
Reorganization value in excess of amounts allocable to identifiable assets	-	-		12,894	(f)	12,894
Other assets - long term	9,275	-		(664	)(g)	8,611
Total assets	$48,033	$(13,207)		$15,869		$50,695

Current liabilities
Accounts payable	$6,111	$317	(h)	$-		$6,428
Accrued liabilities	8,412	892	(h)	-		9,304
Accrued income taxes	9	328	(h)	-		337
Short-term borrowings	-	2,650	(a)	-		2,650
Current maturities of Long-term debt	24	1,055	(h)	-		1,079
Total current liabilities	14,556	5,242		-		19,798
Long-term debt	42	9,775	(h)	(4,474	)(i)	5,343
Environmental remediation	1,174	47,168	(j)	(23,112	)(j)	25,230
Liabilities subject to compromise	90,440	(90,440	)(k)	-		-
Shareholders' equity (deficit)	(58,179)	15,048		43,455		324
Total liabilities and equity	$48,033	$(13,207)		$15,869		$50,695

Adjustments reflected in the consolidated balance sheet were as follows (in dollars):

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

Index

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

Index

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

The following table sets forth the computation of basic and diluted loss per share:

	Successor Company			Predecessor Company
Numerator:	Year Ended December 31, 2006	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004
Net income (loss)	$(5,267,806)	$(1,421,388)	$(3,760,965)	$57,831,943
Denominator:
Denominator for basic earnings per share-weighted average shares	3,420,000	3,420,000	3,420,000	8,698,858
Effect of dilutive securities
Employee stock options	-	-	-	-
Employee restricted stock	-	-	-	-
Dilutive potential common shares	3,420,000	3,420,000	3,420,000	8,698,858
Basic earnings per share	$(1.54)	$(0.42)	$(1.10)	$6.65
Diluted earnings per share	$(1.54)	$(0.42)	$(1.10)	$6.65

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

Index

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

During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility. Pursuant to the Reorganization Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility. In December 2003, the NRC approved the issuance of an amended NRC License and related Decommissioning Plan to FMRI. At January 23, 2004, the liability for the environmental remediation was $38.7 million, and the recorded discounted liability using a discount rate of 11.3% as part of fresh-start accounting, was $19.2 million. In 2005, FMRI began removal of the residues under phase 1 of the decommissioning plan, which is expected to remove over 80% of the radioactive contaminated residues. In September 2005 and August 2005, the Company received insurance recoveries from its insurers of which $764,000 and $4,000, respectively, of net insurance recoveries were allocated for a prepayment of the inter-company FMRI $30.6 million note, which in turn was used to reduce its borrowing from the Decommissioning Trust. Phase 1 is behind schedule, but continues in 2006. At December 31, 2006 and December 31, 2005, the gross estimated liability was $30,971,000 and $32,481,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $18,106,000 and $17,341,000, respectively.

North Chicago Facility

In September 2000, the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Predecessor Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site"). The Predecessor Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003. The proposed remedial actions at the North Chicago Facility were estimated to cost $2.17 million, for which a liability was recorded at January 23, 2004 as part of the bankruptcy reorganization for a newly formed special purpose subsidiary, North Chicago, Inc (“NCI”). On March 7, 2005, NCI sold the real property to the City of North Chicago (the “City”), transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning nine months after issuance. In September 2005, the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a prepayment of the note delivered to the EPA. The Company has made the first three payments due under the promissory note to date. At December 31, 2006 and December 31, 2005, the gross estimated liability was $192,000 and $440,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $147,000 and $343,000, respectively.

Index

Lexington Facility

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility. To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare. In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that the Predecessor Company submit a plan for further characterization of the facility. The Predecessor Company submitted a letter to the KNREPC in September 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility. An estimated $1.78 million to perform the remedial activities was determined and a liability in that amount was recorded at January 23, 2004. In September 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1.78 million note. FLRI anticipates implementing the Site Characterization Plan in 2007. At December 31, 2006 and December 31, 2005, the gross estimated liability was $1,233,000 and $1,320,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,129,000 and $1,064,000, respectively.

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

Washington Manufacturing

On December 31, 2004, the Company sold substantially all of the assets (including, but not limited to, machinery and equipment, raw material items, work-in-process items, finished goods items, receivables, machinery and equipment contracts, customer contracts and supplier contracts, but excluding real estate, fixtures and certain other assets) of the division of the Company known as "Washington Manufacturing" (the "Washington Division") to Whitesell Corporation (“Whitesell”), a customer of the Washington Division, for consideration consisting of a combination of (i) cash (in the initial amount of approximately $2.0 million, subject to post-closing adjustment) and (ii) the assumption by Whitesell of certain liabilities of the Washington Division (in the initial amount of approximately $1.0 million, determined in accordance with U.S. generally accepted accounting principles consistently applied, subject to post-closing adjustment) (collectively, the “Washington Sale”). Whitesell had been leasing the buildings until it vacated in December 2006. The Company is actively trying to sell the property. In 2006 the value of the property was reduced by $738,000 to reflect current market value.

Index

Results of Discontinued Operations

The operations described above are classified as discontinued operations for all periods presented.

Discontinued operations reported losses of $4,688,000 and $2,279,000 for the years ended December 31, 2006 and December 31, 2005, respectively. The losses for both 2006 and 2005 relate primarily to the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries. Results in 2006 also include a charge of $258,000 to write-down the receivable from Whitesell for the settlement of the purchase price for the December 2004 sale of Washington Manufacturing and a charge of $738,000 to write down the Washington property to current market value. Results in 2005 were positively impacted by net insurance recoveries of $1.2 million and $155,000 for the favorable arbitration ruling regarding the valuation of the sale of Washington Manufacturing operation, reduced by additional costs of $129,000 for closing the sale of the North Chicago facility in March 2005.

Results for discontinued operations were as follows:

	Successor Company			Predecessor Company
	Year Ended December 31, 2006	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004
Gain (loss) on dispositions	$-	$(128,940)	$(829,584)	$-
Loss from operations	(4,688,079)	(2,150,355)	(4,276,283)	(108,758)
Loss from discontinued operations	$(4,688,079)	$(2,279,295)	$(5,105,867)	$(108,758)

Summarized financial information for discontinued operations is as follows:

	Successor Company			Predecessor Company
	Year Ended December 31, 2006	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004
Net sales	$-	$-	$8,381,939	$567,410
Cost of sales	-	-	8,293,891	589,624
Selling and administrative expenses	-	-	1,231,732	86,544
Provision (benefit) from environmental liabilities	-	-	-	-
Other expense	4,688,079	2,150,355	3,132,599	-
(Loss) income before income taxes	(4,688,079)	(2,150,355)	(4,276,283)	(108,758)
Income tax provision (benefit)	-	-	-	-
Net loss from operations	$(4,688,079)	$(2,150,355)	$(4,276,283)	$(108,758)

Index

The net liabilities of discontinued operations, which are included on the Consolidated Balance Sheet, consist of the following at December 31, 2006 and December 31, 2005:

	December 31, 2006	December 31, 2005
Cash	$1,222,598	$2,210,145
Other notes and accounts receivable	-	377,152
Prepaid expenses	12,847	12,316
Property held for sale	1,327,500	1,327,500
Land	40,211	167,000
Building	1,207,144	1,828,205
Accumulated depreciation	(772,355)	(782,735)
Total assets	$3,037,945	$5,139,583

Current liabilities	408,280	115,307
Long-term debt (PBGC note)	5,434,610	5,632,848
Environmental remediation	19,425,359	18,791,732
Total liabilities	$25,268,249	$24,539,887

Net liabilities of discontinued operations	$22,230,304	$19,400,304

Long-term debt includes $750,000 in short-term borrowings at December 31, 2006 and December 31, 2005.

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

The carrying values of the property held for sale as of December 31, 2006 and December 31, 2005 are detailed below:

	December 31, 2006	December 31, 2005
Lexington facility	$1,327,500	$1,327,500
Total property held for sale	$1,327,500	$1,327,500

Index

Note 8 - Accrued Liabilities

Accrued liabilities include the following at:

	December 31, 2006	December 31, 2005
Payroll and related costs	$1,500,577	$1,521,339
Taxes	375,196	396,974
Profit sharing	153,936	596,202
Insurance	2,898,852	2,913,347
Environmental and Waste Disposal	196,000	196,000
Professional fees	327,250	256,126
Other	988,192	223,085
	$6,440,003	$6,103,073

Note 9 - Other Environmental Remediation

Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman. At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,147,000 from 2005 to 2009. At December 31, 2006 and December 31, 2005 the gross estimated liability was $2,057,000 and $2,079,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,934,000 and $1,779,000, respectively.

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand. It is anticipated that, based upon recent projections by third-party consultants, Wellman is likely to be required to close the landfill at the earliest in 2028 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2006 and December 31, 2005 was $551,000 and $495,000, respectively.

In October 2000, Wellman provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site. The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment. Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment. Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill. However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time. The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2006 and December 31, 2005 was $518,000 and $467,000, respectively.

Index

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

Note 10 - Debt

Short-term borrowings consisted of the following:

	December 31, 2006	December 31, 2005
Revolving line of credit	$13,357,786	$9,681,872
Total short-term borrowings	$13,357,786	$9,681,872

In order to increase the Company’s liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its wholly-owned subsidiary, Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005 with an original principal amount of $15,000,000. As the Company’s businesses have grown, so have the Company’s needs for funding working capital, capital expenditures and other requirements. With the corresponding increase in it’s borrowing base, consisting of accounts receivable, inventories and machinery and equipment, the Company sought to increase its revolving line of credit above the $15 million level. Accordingly, this loan agreement with Fifth Third Bank was amended on December 4, 2006.

Under this amended loan facility, subject to certain borrowing conditions, the Company may incur revolving loans, credit card charges and letter of credit issuances in an amount up to $21.5 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment. Revolving loans include $1.5 million for borrowing under credit cards issued by the Lender, not subject to the borrowing base. The term was extended with revolving loans due and payable in full on January 5, 2009. As borrowers under this Loan and Security Agreement, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements. The interest rate on the line is at prime and there is a .25% unused line fee. Substantially all of the assets of the borrowers are pledged as security for this financing. At December 31, 2006, the Company was in compliance with all covenants of the Loan and Security Agreement with Fifth Third Bank. At December 31, 2006 the Company had letters of credit of $770,000 for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. The Company’s credit availability was $1,360,000 at December 31, 2006. Borrowing under the revolving line of credit is included as short-term borrowings.

Index

Long-term debt consisted of the following:

	December 31, 2006	December 31, 2005
PBGC, non-interest bearing ten-year note, due thru 2013 (net of an imputed discount of $2,565,390 at December 31, 2006 and $3,117,152 at December 31, 2005)	$5,434,610	$5,632,848

Loans from various Pennsylvania economic agencies with interest rates ranging from 2.0% to 5.5%, due thru 2009	432,753	679,943

Capital lease of equipment, with an interest rate of 11.5%, due 2010	34,017	-
	5,901,380	6,312,791
Less current maturities	1,062,750	1,039,290
Total long-term debt	$4,838,630	$5,273,501

The Pension Benefit Guarantee Corporation (“PBGC”) note is collateralized by land, building and equipment located in Mexico with a book value of $2,244,000 at December 31, 2006. The Pennsylvania long-term debt is collateralized by machinery and equipment with a net book value of $551,000 at December 31, 2006. The capital lease is collateralized by equipment with a net book value of $46,000 at December 31, 2006.

In accordance with SOP 90-7, the above debt, other than the capital lease, has been discounted for December 31, 2006 and December 31, 2005 using an imputed interest rate of 11.3%.

The aggregate maturities for long-term debt for the five years after December 31, 2006 are $1,062,000, $901,000, $773,000, $1,159,000, and $1,150,000 respectively.

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

Index

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets - current:
Self insurance accruals	$214,836	$428,483
Vacation accruals	246,639	235,327
State income taxes	(27,815)	(43,477)
Allowance for doubtful accounts receivable	137,017	42,044
Other	100,942	86,740
Valuation allowance	(671,619)	(749,117)
	$-	$-

	December 31, 2006	December 31, 2005
Deferred tax assets (liabilities) - non current:
Environmental costs	$7,283,814	$6,561,031
Pensions	2,105,706	2,020,567
Tax depreciation in excess of book	1,024,858	1,142,576
Reorganization costs	(4,325,537)	(4,686,820)
Federal income tax net operating loss	6,874,094	5,855,580
Other	738,164	659,594
	13,701,099	11,552,528
State income tax net operating loss carry-forwards	1,842,257	1,571,578
State income taxes	(516,248)	(443,991)
	1,326,009	1,127,587
Valuation allowances	(15,027,108)	(12,680,115)
	$-	$-

At December 31, 2006 and December 31, 2005, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $22.1 million and $18.8 million, respectively, which expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards as the net operating loss carry-forwards are not anticipated to be realized before expiration.

Index

Details of the provision (benefit) for income taxes related to continuing operations in the consolidated statement of operations are as follows:

	Successor Company			Predecessor Company
	Year Ended December 31, 2006	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004
Current taxes
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	63,000	104,000	118,000	8,000
	63,000	104,000	118,000	8,000
Deferred income taxes	(295,000)	239,000	420,000	(6,783,000)
Change in valuation allowance	232,000	-	-	10,997,000
Utilization of net operating loss	-	(343,000)	(538,000)	(4,222,000)
Income taxes-continuing operations	$-	$-	$-	$-

A reconciliation of the total provision for income taxes (benefit) with amounts determined by applying the statutory U.S. Federal income tax rate to continuing operations net income (loss) before income tax provision (benefit) is as follows:

	Successor Company			Predecessor Company
	Year Ended December 31, 2006	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004
Income tax provision (benefit) at statutory rate	$(197,000)	$292,000	$457,000	$19,700,000
Add:
State income taxes (benefit), net of federal income tax provision (benefit)	(35,000)	51,000	81,000	-
Fresh start adjustments and gain on discharge of debt	-	-	-	(26,482,000)
Change in valuation allowance	232,000	-	-	10,997,000
Utilization of net operating loss	-	(343,000)	(538,000)	(4,222,000)
Other, net	-	-	-	7,000
Total income tax provision (benefit)	$-	$-	$-	$-

Income taxes paid for each of the three years in the period ended December 31, 2006 amounted to $2,000, $2,000, and $8,000, respectively. Income tax refunds in the three year period ended December 31, 2006 amounted to $1,000, $0, and $9,000, respectively. No income taxes were paid or refunded in the one month period ended January 23, 2004.

Index

Note 12 - Lease Commitments

The Company leases data processing, transportation and other equipment, as well as certain facilities, under operating leases. Such leases do not involve contingent rentals, nor do they contain significant renewals or escalation clauses. Total minimum future rentals under non-cancelable leases at December 31, 2006 were $785,000, including $246,000 in 2007, $170,000 in 2008, $101,000 in 2009, $71,000 in 2010 and $197,000 in 2011 and thereafter. Rental expense was $362,000 in 2006, $265,000 in 2005, and $250,000 in 2004.

Note 13 - Retirement Plans

After emerging from bankruptcy on January 23, 2004, the Company had one non-contributory defined benefit plan covering salaried employees at the Company’s Wellman Dynamics subsidiary, which approximates 9% of the Company’s employees, and is shown below for 2006. Benefits for the salaried plan are generally based on salary and years of service. The Company's funding of the plan is equal to the minimum contribution required by ERISA. No contributions were made in 2004, 2005 or 2006 and no contributions are expected in 2007. The measurement date used to measure plan assets and obligations was December 31, 2006.

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. As part of Fresh Start Accounting at January 23, 2004, an increase to shareholders equity of $18,090,973 was recorded to eliminate the minimum pension liability.

Index

Following is actuarial information relating to the defined benefit plans for:

	Successor Company			Predecessor Company
Change in benefit obligation	December 31, 2006	December 31, 2005	December 31, 2004	January 23, 2004
Benefit obligations at beginning of period	$6,778,652	$6,232,624	$5,968,668	$5,948,982
Service cost	187,735	162,153	156,619	14,238
Interest cost	397,119	364,357	319,577	29,053
Actuarial loss	347,581	313,437	58,013	-
Benefits paid	(306,682)	(293,919)	(270,253)	(23,605)
Other	(192,616)	-	-	-
Benefit obligations at end of period	$7,211,789	$6,778,652	$6,232,624	$5,968,668

Accumulated benefit obligation	$6,737,750	$6,189,799	$5,694,021	$5,372,114

Change in plan assets
Fair value of plan assets at beginning of period	$6,130,686	$6,195,395	$5,621,912	$5,583,305
Actual return on plan assets	469,913	229,210	843,736	62,212
Employer contributions	-	-	-	-
Benefits paid	(306,682)	(293,919)	(270,253)	(23,605)
Fair value of plan assets at end of period	$6,293,917	$6,130,686	$6,195,395	$5,621,912

Funded status at end of year (underfunded)/overfunded	$(917,872)	$(647,966)	$(37,229)	$(346,756)

Amounts recognized in statement of financial position
Noncurrent assets	$-	$-	$-	$-
Current liabilities	-	(467,468)	(423,725)	(346,756)
Noncurrent liabilities	(917,872)	-	-	-
Net amount recognized	$(917,872)	$(467,468)	$(423,725)	$(346,756)

Amounts recognized in accumulated other comprehensive income
Total net (gain)/loss	$343,164	N/A1	N/A1	N/A1
Transition (asset)/obligation	-	N/A1	N/A1	N/A1
Prior service cost/ (credit)	-	N/A1	N/A1	N/A1
Total accumulated other comprehensive income (not adjusted for applicable tax)	$343,164	N/A1	N/A1	N/A1

1 This is a new disclosure requirement per SFAS 158 and retrospective application is not required.

Index

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Successor Company			Predecessor Company
	December 31, 2006	December 31, 2005	December 31, 2004	January 23, 2004
Projected benefit obligations	$7,211,789	$6,778,652	$-	$-
Accumulated benefit obligations	6,737,750	6,189,799	-	-
Fair value of plan assets	6,293,917	6,130,686	-	-

	Successor Company			Predecessor Company
	December 31, 2006	December 31, 2005	December 31, 2004	January 23, 2004
Weighted average assumptions used to determine benefit obligations as of December 31
Discount rate	5.50%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.12%	3.50%	3.50%	3.50%

Weighted average assumptions used to determine net periodic pension cost as of December 31
Discount rate	6.00%	6.00%	6.00%	6.75%
Average compensation increase	3.50%	3.50%	3.50%	3.50%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	8.00%

Components of net periodic benefit cost
Service cost	$187,735	$162,153	$156,619	$14,238
Interest cost	397,119	364,357	319,577	29,053
Expected return on plan assets	(477,655)	(482,832)	(399,287)	(36,299)
Amortization of prior service cost	41	65	60	5
Net periodic benefit cost	$107,240	$43,743	$76,969	$6,997

Other changes recognized in other comprehensive income
Net (gain)/loss	$162,707	N/A1	N/A1	N/A1
Prior service cost/(credit)	-	N/A1	N/A1	N/A1
Amortization of net gain/(loss)	-	N/A1	N/A1	N/A1
Amortization of transition asset/(obligation)	-	N/A1	N/A1	N/A1
Amortization of prior service (cost)/credit	(41)	N/A1	N/A1	N/A1
Amount recognized due to special event	-	N/A1	N/A1	N/A1
Total recognized in other Comprehensive income	$162,666	N/A1	N/A1	N/A1

Total recognized in net periodic benefit cost and other comprehensive income	$269,906	N/A1	N/A1	N/A1

1 This is a new disclosure requirement per SFAS 158 and retrospective application is not required.

Index

The expected long term rate of return for the pension plans was developed using historical rates of return while factoring in current market conditions such as inflation, interest rates and equity performance. The investment policies and strategies are directed at a blend of equity and income investments that ranges from 65% to 35% of each asset classification.

The Company’s pension plan weighted-average asset allocation by asset category is as follows:

	Successor Company			Predecessor Company
	December 31, 2006	December 31, 2005	December 31, 2004	January 23, 2004
Income Funds	71%	76%	80%	81%
Equity Funds	29%	24%	20%	19%
	100%	100%	100%	100%

Based on the current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 calendar years:

Year Ending December 31,	Benefits Paid
2007	$320,000
2008	350,000
2009	380,000
2010	400,000
2011	450,000
Years 2012 - 2016	3,160,000

The Company has several defined contribution plans covering approximately 100% of its employees. Almost all of the defined contribution plans have funding provisions that, in certain situations, require Company contributions based upon formulae relating to employee gross wages, participant contributions or hours worked. Almost all of the defined contribution plans also allow for additional discretionary Company contributions based upon profitability. The costs of these plans for 2006, 2005 and 2004 were $614,000, $453,000, and $581,000, respectively.

The Company makes medical insurance available and provides limited amounts of life insurance to retirees. Retirees electing to be covered by Company sponsored health insurance pay the full cost of such insurance. The Company accrues the cost of the retiree life insurance benefits in relation to the employee's service with the Company. Costs of postretirement benefits other than pensions for the years ended December 31, 2006 and 2005 were $50,000 and $35,000, respectively.

Index

14.	Business Segments

The Company is a manufacturer of engineered metal components used in a variety of markets including military and commercial aerospace automotive, energy, agricultural and construction machinery, lawn and garden equipment, marine, plumbing and electrical hardware and general industrial. For financial reporting purposes, the Company classifies its products into the following two business segments: Advanced Structures, which produces aluminum and magnesium sand castings and Industrial Metal Components, which produces powdered metal components and investment castings. The Company's business segments offer different products and services and have separate management teams and infrastructures.

Financial information concerning the Company's segments is as follows:

	Successor Company			Predecessor Company
	Year Ended December 31, 2006	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004
Net Sales:
Advanced Structures
Sales	$39,960,093	$32,440,020	$23,343,335	$926,011
Intersegment sales	-	-	-	-
	39,960,093	32,440,020	23,343,335	926,011
Industrial Metal Components
Sales	27,570,450	23,907,485	28,783,315	1,769,846
Intersegment sales	-	-	-	-
	27,570,450	23,907,485	28,783,315	1,769,846
Total Net Sales	$67,530,543	$56,347,505	$52,126,650	$2,695,857

Operating Income (Loss):
Advanced Structures	$2,941,896	$2,883,331	$(58,388)	$(329,169)
Industrial Metal Components	(1,881,099)	(621,737)	2,808,030	151,334
Total Operating Income (Loss)	$1,060,797	$2,261,594	$2,749,642	$(177,835)

Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.

Index

The percentages of net sales for classes of similar products that exceeded ten percent of the Company's consolidated net sales, for the periods indicated, are set forth below:

		Percentage of Consolidated Net Sales
		Successor Company			Predecessor Company
Products	Business Segments	Year Ended December 31, 2006	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004
Sand Castings	Advanced Structures	59%	58%	45%	34%
Investment Castings	Industrial Metal Components	24%	21%	35%	38%
Powdered Metal Components	Industrial Metal Components	17%	21%	20%	28%

The companies controlled by United Technologies Corporation (“UTC”) represent a significant customer for the Company, whose sales were 19%, 15%, and 12% of total Company sales in 2006, 2005, and 2004, respectively. International Truck and Engine Corporation (“International Engine”) is another significant customer for the Company, whose sales represented 10%, 10%, and 21% of total Company sales in 2006, 2005, and 2004. In the fourth quarter of 2004, the Company lost one part sold to International Engine worth $8 million in annual sales, which was approximately 70% of the Company’s total sales to this customer. The loss of business resulted when International Engine converted the manufacturing of this part from an investment casting to a fine blanking, which is not within the manufacturing capabilities of the Company. While sales to International Engine initially decreased by $5.5 million in 2005 from 2004, sales have increased by $1.2 million in 2006 from 2005, but still have not returned to the previous sales level.

In addition to UTC and International Engine, the Company sells to several other customers that make up a significant portion of the Company’s total sales. While none of these other customers individually represent more than 10% of sales, as a group they make up a considerable portion of the Company’s total sales. Although it is not anticipated, the loss of UTC, International Engine or one or more of these other significant customers would have a substantial impact on the Company’s operations and profitability. While the Company has long-term relationships with these companies, there is no guarantee that these relationships will continue. In addition, these customers are in the aerospace and automotive industries, which tend to be volatile. In particular, the United States automotive industry has been unstable in recent years, with several large automotive companies struggling financially and some filing Chapter 11 bankruptcy.

Index

The identifiable assets by business segment for the years ended December 31, 2006 and December 31, 2005 are as follows:

	December 31, 2006	December 31, 2005
Identifiable assets:
Advanced Structures	$18,581,014	$14,541,132
Industrial Metal Components	10,562,719	9,208,344
Corporate	14,853,488	14,315,495
Discontinued	3,037,945	5,139,583
Total Assets	$47,035,166	$43,204,554

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

	Successor Company			Predecessor Company
	Year Ended December 31, 2006	Year Ended December 31, 2005	Eleven Months Ended December 31, 2004	One Month Ended January 23, 2004
Depreciation and amortization:
Advanced Structures	$425,776	$382,160	$306,527	$17,780
Industrial Metal Components	594,208	736,694	707,121	55,214
Corporate	12,780	2,270	-	-
Discontinued	30,958	31,424	1,513,913	14,972
Total depreciation and amortization	$1,063,722	$1,152,548	$2,527,561	$87,966

Capital expenditures:
Advanced Structures	$1,244,444	$943,282	$-	$-
Industrial Metal Components	425,465	174,425	22,620	3,155
Corporate	13,886	57,406	-	-
Discontinued	-	-	47,389	-
Total capital expenditures	$1,683,795	$1,175,113	$70,009	$3,155

Note 15 - Stock-Based Compensation Plan

On the Effective Date, as part of the Plan, all common stock and options for the Predecessor Company's common stock were cancelled. Subsequent to that date, no options or non-vested stock have been granted.

Index

Note 16 - Summary Of Quarterly Results Of Operations (Unaudited)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(thousands of dollars except per share data)	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31

Net Sales	$16,572	$17,310	$16,885	$16,764
Gross Profit	2,004	2,891	1,146	1,426
Net loss	(715)	(198)	(2,047)	(2,308)
Net loss per weighted average common shares outstanding (a)	(0.21)	(0.06)	(0.60)	(0.67)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(thousands of dollars except per share data)	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31

Net Sales	$13,231	$14,644	$13,206	$15,267
Gross Profit	2,210	2,726	1,643	2,233
Net income (loss)	(737)	904	(1,059)	(529)
Net income (loss) per weighted average common shares outstanding (a)	(0.21)	0.26	(0.31)	(0.16)

(a)	Basic earnings per share and diluted earnings per share are the same.

Index

SCHEDULE II - VALUATION AND QUALIFIYING ACCOUNTS

Allowance for Doubtful Accounts:	Balance at Beginning of Year	Additions Charged to Cost, Expenses, Revenues	Deductions (1)	Balance at End of Year
Successor Company
Year ended December 31, 2006	$125,964	$282,476	$-	$408,440
Year ended December 31, 2005	540,293	(414,329)	-	125,964
Eleven months ended December 31, 2004	-	561,479	20,556	540,923
Predecessor Company
One month ended January 23, 2004	234,716	(234,716)	-	-

(1) Amounts written off, net of recoveries

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fansteel, Inc.
Deerfield, Illinois

We have audited the accompanying consolidated balance sheets of Fansteel, Inc. (Successor Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2006 and the eleven months ended December 31, 2004. We have also audited the consolidated statements of operations, shareholders’ equity and cash flows of Fansteel, Inc. (Predecessor Company) for the one month ended January 23, 2004. We have also audited the schedule listed in Item 15(a). These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on December 23, 2003, the Bankruptcy Court entered an order confirming the Second Amended Plan of Reorganization, which became effective after the close of business on January 23, 2004. Accordingly, the consolidated balance sheet as of January 23, 2004 included in Note 4 of the consolidated financial statements has been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization under the Bankruptcy Code, for the Successor Company as a new entity with the assets, liabilities, and a capital structure as of January 23, 2004, having a carrying value not comparable with prior periods as described in Note 4.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fansteel, Inc. (Successor Company) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 and the eleven months ended December 31, 2004 and the results of its operations and cash flows of Fansteel, Inc. (Predecessor Company) for the one month ended January 23, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R) and has thus changed its method of accounting for its accumulated pension benefit obligations in 2006.

/s/ BDO Seidman, LLP

Chicago, IL
March 26, 2007

Index

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report on Form 10-K, have concluded that the Company's “disclosure controls and procedures” were effective as of the end of the period covered by this Report.

There were no changes during the most recent quarter in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls during the period covered by this Report.

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

ITEM 9B - OTHER INFORMATION

Not applicable.

Index

PART III.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the Company’s directors is incorporated by reference to information under the caption “Election of Directors” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 10, 2007.

None of the Directors or Officers of Fansteel are Directors or Officers of the special purpose subsidiaries established as part of the Plan of Reorganization with the obligations to perform environmental remediation.

Code of Ethics

The Company has adopted a Code of Ethics that satisfies the Securities and Exchange Commission’s requirements for a code of ethics and that applies to all directors, officers and employees of the Company. The Company has posted its Code of Ethics on the Company’s website, www.fansteel.com. Any amendments to the Company’s Code of Ethics will be posted to this website.

ITEM 11 -EXECUTIVE COMPENSATION

Information relating to director and executive officer compensation is incorporated by reference to information under the captions “Compensation of Directors” and “Executive Compensation” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 10, 2007.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 10, 2007.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the information under the caption “Election of Directors” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 10, 2007.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the information under the caption “Selection of Auditors” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 10, 2007.

Index

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

3.1	Amended and Restated Certificate of Incorporation of Fansteel Inc (previously filed as Exhibit 1 to the Company's Form 8-A filed on February 2, 2004, and incorporated herein by reference)

3.2	Amended and Restated By-Laws of Fansteel Inc (previously filed as Exhibit 2 to the Company's Form 8-A filed on February 2, 2004, and incorporated herein by reference)

10.1
Employment Agreement dated as of January 16, 2004, between the Company and Gary L. Tessitore, as amended by that certain amendment dated as of October 22, 2004, between such parties (previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 15, 2004, and incorporated herein by reference)

10.2
Employment Agreement dated as of January 16, 2004, between the Company and R. Michael McEntee, as amended by that certain amendment dated as of October 22, 2004, between such parties (previously filed as Exhibit 10.2 to the Company’s Form 10-Q filed on November 15, 2004, and incorporated herein by reference)

10.3
Loan and Security Agreement dated as of January 23, 2004 among the Company, Wellman Dynamics Corporation and Congress Financial Corporation, as amended by that certain first amendment dated as of January 19, 2005, among such parties and as amended by that second certain amendment dated as of March 31, 2005, between such parties. (previously filed as Exhibit 10.3 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

Index

10.4
Asset Purchase Agreement, dated as of December 30, 2004, between the Company and Whitesell Corporation (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on January 1, 2005, and incorporated herein by reference)

10.5
Settlement Agreement, dated December 19, 2003, between the Company and Pension Benefit Guaranty Corporation (previously filed as Exhibit 10.5 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.6
Promissory Note, dated September 13, 2003, between the Company and Pension Benefit Guaranty Corporation (previously filed as Exhibit 10.6 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.7
Option to Purchase, dated November 13, 2003, between the Company and the City of North Chicago (previously filed as Exhibit 10.7 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.8
Stipulation And Order Clarifying And/Or Modifying Consent Decree, dated March 3, 2005, between the Company, North Chicago, Inc. ("NCI"), the City of North Chicago (the "City") and the United States, on behalf of the Environmental Protection Agency ("EPA"), the Department of the Navy ("Navy"), the United States Department of the Interior ("DOI"), and the National Oceanic and Atmospheric Administration of the United States Department of Commerce ("NOAA") (previously filed as Exhibit 10.8 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.9
Real Estate Vacant Land Sales Contract, dated June 3, 2004, between Waukegan, Inc. and Ampsky & Associates, LLC and Waukegan, Inc., including exhibits A and B thereto. (previously filed as Exhibit 10.9 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.10
Environmental Indemnity Agreement, dated June 29, 2004, between Waukegan, Inc. and Ampsky & Associates, LLC and Waukegan, Inc. (previously filed as Exhibit 10.10 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.11
Settlement Agreement, dated June 21, 2004, by and among the United States, Fansteel Inc. and Waukegan Inc. (previously filed as Exhibit 10.11 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.12
Loan and Security Agreement dated as of July 15, 2005 among Fifth Third Bank (Chicago), Fansteel Inc. and Wellman Dynamics Corporation, as amended by that certain first amendment dated as of December 4, 2006, between such parties. (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 4, 2006, and incorporated herein by reference)

Index

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

* Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on March 26, 2007, thereunto duly authorized.

Fansteel Inc.

By:	/s/ Gary L. Tessitore
Gary L. Tessitore
President and Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on March 26, 2007.

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