Form 10-Q
period 2007-03-31
FANSTEEL INC
filed 2007-05-15
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
From ____________to____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $.01 par value	3,420,000 shares

FANSTEEL INC.
FORM 10-Q – INDEX
March 31, 2007

Index

PART I.    FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net Sales	$18,332,796	$16,571,640

Cost and Expenses
Cost of products sold	15,581,411	14,567,903
Selling, general and administrative	1,557,117	1,572,740
	17,138,528	16,140,643

Operating Income	1,194,268	430,997

Other Expense
Interest expense	(367,989)	(319,943)
Other	(41,661)	(5,328)
	(409,650)	(325,271)

Income from Continuing Operations Before Income Taxes	784,618	105,726
Income Taxes	-	-
Net Income from Continuing Operations	784,618	105,726
Loss from Discontinued Operations	(795,335)	(821,098)
Net Loss	$(10,717)	$(715,372)

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000

Basic and Diluted Net Income (Loss) per Share[a]
Continuing operations	$0.23	$0.03
Discontinued operations	(0.23)	(0.24)
Net income (loss)	$0.00	$(0.21)

a Basic earnings per share and diluted earnings per share are the same.

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	March 31, 2007 (Unaudited)	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$17,688	$17,672
Accounts receivable, less allowance of $435,000 and $408,000 at March 31, 2007 and December 31, 2006, respectively	11,183,718	11,449,317
Inventories
Raw material and supplies	1,243,390	1,285,758
Work-in process	7,053,662	7,525,358
Finished goods	566,813	549,687
Total inventories	8,863,865	9,360,803
Prepaid expenses	1,092,408	1,466,475
Total current assets	21,157,679	22,294,267

Property, plant and equipment
Land	957,630	957,630
Buildings	4,511,460	4,511,443
Machinery and equipment	7,332,058	7,092,493
	12,801,148	12,561,566
Less accumulated depreciation	3,443,224	3,212,147
Net property, plant and equipment	9,357,924	9,349,419

Other assets
Deposits	880,450	880,450
Reorganization value in excess of amounts allocable to identified assets	12,893,734	12,893,734
Property held for sale	1,327,500	1,327,500
Other	301,681	289,796
Total other assets	15,403,365	15,391,480

	$45,918,968	$47,035,166

See Notes to Consolidated Financial StatementsFansteel Inc.

Index

Fansteel Inc.
Consolidated Balance Sheet

	March 31, 2007 (Unaudited)	December 31, 2006

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$8,177,657	$8,459,078
Accrued liabilities	6,548,268	6,440,003
Short-term borrowings	13,689,895	13,357,786
Current maturities of long-term debt	1,066,882	1,062,750
Total current liabilities	29,482,702	29,319,617

Long-term debt	4,146,186	4,838,630

Other liabilities
Environmental remediation	21,847,716	22,428,823
Non-current pension liability	917,872	917,872
Total other liabilities	22,765,588	23,346,695

Total liabilities	56,394,476	57,504,942

Shareholders' equity (deficit)
Common stock, par value $0.01
Authorized 3,600,000 shares, issued and outstanding 3,420,000	34,200	34,200
Capital in excess of par value	296,314	296,314
Accumulated deficit	(10,460,876)	(10,450,159)
Other comprehensive income
Foreign currency translation	(1,982)	(6,967)
Accumulated other comprehensive income	(343,164)	(343,164)
Total other comprehensive income	(345,146)	(350,131)

Total shareholders’ deficit	(10,475,508)	(10,469,776)

Total liabilities and shareholders' deficit	$45,918,968	$47,035,166

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Cash Flows From Operating Activities:
Net loss	$(10,717)	$(715,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	231,077	243,131
Accretion on long-term debt and other liabilities	53,506	82,561
Loss from discontinued operations	795,335	821,098
Change in assets and liabilities
Decrease (increase) in accounts receivable	265,599	(1,484,819)
Decrease (increase) in inventories	496,938	(572,665)
Decrease in other assets-current	372,733	215,656
(Decrease) increase in accounts payable and accrued liabilities	(624,604)	1,057,544
(Decrease) increase in income taxes payable	(1,188)	1,000
Increase in other assets	(11,885)	(24,097)
Net cash provided by (used in) operating activities	1,566,794	(375,963)
Cash Flows From Investing Activities:
Capital expenditures	(239,582)	(368,147)
Net cash used in investing activities	(239,582)	(368,147)
Cash Flows From Financing Activities:
Proceeds from short-term borrowing	332,109	2,829,546
Payments on long-term debt	(76,578)	(70,872)
Net cash provided by financing activities	255,531	2,758,674
Net Increase in Cash and Cash Equivalents from Continuing Operations	1,582,743	2,014,564
Cash Flows of Discontinued Operations:
Operating cash flows	(1,582,727)	(1,679,208)
Total Cash Flows of Discontinued Operations	(1,582,727)	(1,679,208)
Net Increase in Cash and Cash Equivalents	16	335,356
Cash and Cash Equivalents at Beginning of Period	17,672	791,453
Cash and Cash Equivalents at End of Period	$17,688	$1,126,809

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$293,447	$203,495
Income taxes (refunds)	(1,188)	1,000

See Notes to Consolidated Financial Statements

Index

Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

The consolidated financial statements as of and for the periods ending March 31, 2007 and March 31, 2006 of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results during the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company also has special purpose subsidiaries included as part of discontinued operations that were established solely for the obligation of remediation of environmental issues at former operations of the Company as part of the Second Amended Joint Reorganization Plan (the "Reorganization Plan") that was effective January 23, 2004 (the "Effective Date") .

The consolidated financial statements include the accounts of Fansteel Inc. and its subsidiaries.  Inter-company accounts and transactions have been eliminated in consolidation.

The Company’s annual Form 10-K includes more detailed information than is required by the Form 10-Q and it should be read in conjunction with the Company’s Form 10-Q.

Certain reclassifications have been made to prior periods’ financial statements to conform to the 2007 presentation.

Note 2 - Earnings per Share

SFAS No. 128, "Earnings per Share", requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share are computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method, if dilutive.

Index

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
Numerator:	March 31, 2007	March 31, 2006
Net loss	$(10,717)	$(715,372)
Denominator:
Denominator for basic earnings per share - weighted average shares	3,420,000	3,420,000
Effect of dilutive securities:
Employee stock options	-	-
Employee restricted stock	-	-
Denominator:
Denominator for diluted earnings per share – weighted average shares	3,420,000	3,420,000
Basic loss per share	$0.00	$(0.21)
Diluted loss per share	$0.00	$(0.21)

Note 3 - Discontinued Operations including Certain Environmental Remediation

Muskogee Facility

The Company prior to the Effective Date (“Predecessor Company”) had been licensed by the Nuclear Regulatory Commission (the “NRC”) to possess and use source material at the Muskogee Facility since 1967.  Under the Predecessor Company's NRC permit, it was authorized to process ore concentrates and tin slags in the production of refined tantalum products.  Licensable quantities of natural uranium and thorium are present in the slags, ores, concentrates and process residues.

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

Index

During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility.  Pursuant to the Reorganization Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility.  In December 2003, the NRC approved the issuance of an amended NRC License and related Decommissioning Plan to FMRI.  At January 23, 2004, the liability for the environmental remediation was $38.7 million, and the recorded discounted liability using a discount rate of 11.3% as part of fresh-start accounting, was $19.2 million.   In 2005, FMRI began removal of the residues under phase 1 of the decommissioning plan, which is expected to remove over 80% of the radioactive contaminated residues. In September 2005 and August 2005, the Company received insurance recoveries from its insurers of which $764,000 and $4,000, respectively, of net insurance recoveries were allocated for a prepayment of the inter-company FMRI $30.6 million note, which in turn was used to reduce its borrowing from the Decommissioning Trust. Phase 1 is behind schedule, but continues in 2007.  At March 31, 2007 and December 31, 2006, the gross estimated liability was $29,862,000 and $30,971,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $17,570,000 and $18,106,000, respectively.

North Chicago Facility

In September 2000, the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Predecessor Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site").  The Predecessor Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003.  The proposed remedial actions at the North Chicago Facility were estimated to cost $2.17 million, for which a liability was recorded at January 23, 2004 as part of the bankruptcy reorganization for a newly formed special purpose subsidiary, North Chicago, Inc (“NCI”).  On March 7, 2005, NCI sold the real property to the City of North Chicago (the “City”), transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning nine months after issuance. In September 2005, the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a prepayment of the note delivered to the EPA.  The Company has made the first four payments due under the promissory note to date. At March 31, 2007 and December 31, 2006, the gross estimated liability was $79,000 and $192,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $43,000 and $147,000, respectively.

Lexington Facility

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility.  To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare.  In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that the Predecessor Company submit a plan for further characterization of the facility.  The Predecessor Company submitted a letter to the KNREPC in September 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility.  An estimated $1.78 million to perform the remedial activities was determined and a liability in that amount was recorded at January 23, 2004.  In September 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1.78 million note. FLRI anticipates implementing the Site Characterization Plan in 2007.  At March 31, 2007 and December 31, 2006, the gross estimated liability was $1,226,000 and $1,233,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,143,000 and $1,129,000, respectively.

Index

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

Washington Manufacturing

On December 31, 2004, the Company sold substantially all of the assets (including, but not limited to, machinery and equipment, raw material items, work-in-process items, finished goods items, receivables, machinery and equipment contracts, customer contracts and supplier contracts, but excluding real estate, fixtures and certain other assets) of the division of the Company known as "Washington Manufacturing" (the "Washington Division") to Whitesell Corporation (“Whitesell”), a customer of the Washington Division, for consideration consisting of a combination of (i) cash (in the initial amount of approximately $2.0 million, subject to post-closing adjustment) and (ii) the assumption by Whitesell of certain liabilities of the Washington Division (in the initial amount of approximately $1.0 million, determined in accordance with U.S. generally accepted accounting principles consistently applied, subject to post-closing adjustment) (collectively, the “Washington Sale”). Whitesell had been leasing the buildings until it vacated in December 2006. The Company is actively trying to sell the property.  In December 2006 the value of the property was reduced by $738,000 to reflect current market value.

On April 23, 2007, the Company received a deposit in escrow for the purchase of the Washington facility at the current book value.  The buyer has 60 days for due diligence before buying that property on an as is, where is basis.

Results of Discontinued Operations

The operations described above are classified as discontinued operations for all periods presented.

Discontinued operations reported losses of $795,000 and $821,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.  The losses for both periods relate primarily to the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries and the pension note for the terminated pension plan.

Note 4 - Other Environmental Remediation

Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman.  At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,147,000 from 2005 to 2009.  At March 31, 2007 and December 31, 2006 the gross estimated liability was $2,053,000 and $2,057,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,950,000 and $1,934,000, respectively.

Index

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand.  It is anticipated that, based upon recent projections by third-party consultants, Wellman is likely to be required to close the landfill at the earliest in 2028 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at March 31, 2007 and December 31, 2006 was $567,000 and $551,000, respectively.

In October 2000, Wellman provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site.  The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment.  Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment.  Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill.  However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time.  The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at March 31, 2007 and December 31, 2006 was $532,000 and $518,000, respectively.

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

Note 5 - Debt

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

Under this amended loan facility, subject to certain borrowing conditions, the Company may incur revolving loans, credit card charges and letter of credit issuances in an amount up to $21.5 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment.  Revolving loans include $1.5 million for borrowing under credit cards issued by the Lender, not subject to the borrowing base. The term was extended with revolving loans due and payable in full on January 5, 2009. As borrowers under this Loan and Security Agreement, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements.  The interest rate on the line is at prime and there is a .25% unused line fee.  Substantially all of the assets of the borrowers are pledged as security for this financing. At March 31, 2007 the Company had letters of credit of $770,000 for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. The Company’s credit availability was $887,000 at March 31, 2007. Borrowing under the revolving line of credit is included as short-term borrowings.

Index

Note 6 - Income Taxes

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

At March 31, 2007 and December 31, 2006, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $22.1 million, respectively, which expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards as the net operating loss carry-forwards are not anticipated to be realized before expiration.

Note 7 - Business Segments

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

Financial information concerning the Company's segments is as follows:

Net Sales:	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Advanced Structures	$10,941,717	$9,996,038
Industrial Metal Components	7,391,079	6,575,602
Total Net Sales	$18,332,796	$16,571,640

Operating Income (Loss):
Advanced Structures	$846,354	$1,278,163
Industrial Metal Components	347,914	(847,166)
Total Operating Income	$1,194,268	$430,997

Index

Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.

The identifiable assets by business segment, for the periods indicated, are set forth below:

Identifiable assets:	March 31, 2007	December 31, 2006
Advanced Structures	$17,909,549	$18,581,014
Industrial Metal Components	10,203,462	10,562,719
Corporate	15,305,263	14,853,488
Discontinued	2,500,694	3,037,945
Total Assets	$45,918,968	$47,035,166

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

Depreciation and amortization:	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Advanced Structures	$112,633	$98,680
Industrial Metal Components	113,880	141,432
Corporate	4,564	3,019
Discontinued	-	7,860
Total depreciation and amortization	$231,077	$250,991

Capital expenditures:
Advanced Structures	$130,031	$333,074
Industrial Metal Components	109,551	33,192
Corporate	-	1,881
Total capital expenditures	$239,582	$368,147

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

Results of Operations

Three Months Ended March 31, 2007 As Compared To Three Months Ended March 31, 2006

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Advanced Structures	$10,941,717	$9,996,038
Industrial Metal Components	7,391,079	6,575,602
	$18,332,796	$16,571,640

The Company’s consolidated net sales for the three months ended March 31, 2007 increased $1.8 million, or 10.6%, compared to the three months ended March 31, 2006.

Advanced Structure net sales for the three months ended March 31, 2007 increased by $946,000, or 9.5%, compared to the three months ended March 31, 2006. This improvement is attributed to strong demand from helicopter customers, other military flight parts and tooling on new programs.  This increased demand offset the loss of a missile components contract that had $1.4 million of sales in the first quarter 2006.

Industrial Metal Components' net sales for the three months ended March 31, 2007 increased $815,000, or 12.4%, compared with the three months ended March 31, 2006.  Net sales of investment castings increased by $804,000, or 23.7%, due primarily to new diesel engine programs for trucks and buses. Net sales of powdered metal components were flat compared to the first three months of 2006 as increased demand for hardware components offset declines in automotive and lawn & garden products. Automotive customers, with 32% of the powdered metal components sales in the first quarter 2007, remain the largest product line for powdered metal components.  Included in sales are surcharges for increased metal costs in the first quarter 2007 of $1.1 million, which were $536,000 higher than the first quarter 2006 due to mix and significant increases in brass, bronze and stainless steel prices.

Index

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2007	% Of Net Sales	Three Months Ended March 31, 2006	% Of Net Sales
Advanced Structures	$9,346,865	85.4%	$7,972,026	79.8%
Industrial Metal Components	6,234,546	84.4%	6,595,877	100.3%
	$15,581,411	85.0%	$14,567,903	87.9%

Cost of products sold of $15.6 million for the three months ended March 31, 2007 increased by $1.0 million compared to $14.6 million for the three months ended March 31, 2006, due to largely to the increase in sales volume.

In the Advanced Structures segment cost of products sold of $9.3 million for the three months ended March 31, 2007 increased $1.3 million compared with cost of products sold of $8.0 million for the three months ended March 31, 2006, due to higher volume and an increase in scrap and rework as the product mix is technically more demanding. As a percent of net sales, cost of products increased by 5.6 points in the first three months of 2007 compared with the first three months of 2006, due primarily to negative manufacturing variances related to scrap and rework.

The Industrial Metal Components’ cost of products sold were $6.2 million for the three months ended March 31, 2007 compared to cost of products sold of $6.6 million for the three months ended March 31, 2006.  As a percent of net sales, cost of products were 84.4% for the first three months of 2007 compared with 100.3% for the first three months of 2006. Results in 2006 included unusual charges of $699,000 at the investment casting operation for expedited freight, inspection costs and scrap related to the start-up of new customer parts.  Volume and cost reduction efforts provided the balance of the improvement in cost of sales.

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2007	% Of Net Sales	Three Months Ended March 31, 2006	% Of Net Sales
Advanced Structures	$748,498	6.8%	$745,849	7.5%
Industrial Metal Components	808,619	10.9%	826,891	12.6%
	$1,557,117	8.5%	$1,572,740	9.5%

Index

Selling, general and administrative expenses for the first three months of 2007 were $1,557,000, a decrease of $16,000 over the first three months of 2006 expenses of $1,573,000. As a percent of sales, selling, general and administrative expenses improved to 8.5% in the first three months of 2007 compared with 9.5% for the first three months of 2006.

In the Advanced Structures segment, selling, general and administrative expenses for the three months ended March 31, 2007 were flat compared with the three months ended March 31, 2006. As a percent of sales, selling, general and administrative expenses improved to 6.8% in the first three months of 2007 compared to 7.5% in the first three months of 2006 due to higher volume.

Selling, general and administrative expenses for Industrial Metal Components segment for the  three months ended March 31, 2007 decreased $18,000 compared with the three months ended March 31, 2006, as 2006 included $28,000 in charges for bad debts.  As a percent of sales, selling, general and administrative expenses improved to 10.9% compared with 12.6%, as the relationship of cost reductions was favorable to the volume increase.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2007	% Of Net Sales	Three Months Ended March 31, 2006	% Of Net Sales
Advanced Structures	$846,354	7.7%	$1,278,163	12.8%
Industrial Metal Components	347,914	4.7%	(847,166)	(12.9%)
	$1,194,268	6.5%	$430,997	2.6%

Operating income for the three months ended March 31, 2007 increased $763,000 compared to the three months ended March 31, 2006. Results in 2006 included unusual charges of $699,000 in the Industrial Metal Components segment at the investment casting operation for expedited freight, inspection costs and scrap related to the start-up of new customer parts.

Advanced Structures operating income of $846,000 for the three months ended March 31, 2007 decreased from operating income of $1,278,000 for the three months ended March 31, 2006. This decline is due to higher negative manufacturing variances related primarily to scrap and rework.

Industrial Metal Components had operating income of $348,000 for the three months ended March 31, 2007 compared to operating loss of $847,000 for the three months ended March 31, 2006.  The primary reason for this improvement were no unusual charges at the investment casting operation related to the start-up of new customer parts.   Volume and cost reductions were also key positive factors in the improved operating income from a loss last year.

Index

Other Expenses

The following table sets forth the combined other expenses of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Interest expense	$(367,989)	$(319,943)
Other	(41,661)	(5,328)
	$(409,650)	$(325,271)

Other expenses increased $84,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to increased borrowings from the revolving loan and negative foreign currency translation related to the peso.

Discontinued Operations

Discontinued operations reported a loss of $795,000 for the three months ended March 31, 2007 and a loss of $821,000 for the three months ended March 31, 2006. The losses for both periods relate primarily to the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation.

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

The Company had net losses of $11,000 and $715,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.

Liquidity and Capital Resources

The Company had cash of $18,000 on March 31, 2007 and December 31, 2006, respectively.

For the three months ended March 31, 2007, cash from continuing operations increased $1,583,000, due largely to improvements in working capital. Excluding borrowings, continuing operations have provided $1,327,000 in the first three months of 2007. Cash flows from discontinued operations used $1,583,000 for the three months ended March 31, 2007, primarily for funding the on-going environmental remediation at the Muskogee, Oklahoma property.

For the three months ended March 31, 2006, cash from continuing operations increased $2,015,000, due largely to the $2,830,000 in borrowings from the revolving line of credit with Fifth Third.  Excluding borrowings, continuing operations used $744,000 in the first three months of 2006. Cash flows from discontinued operations used $1,679,000 for the three months ended March 31, 2006, primarily for funding the on-going environmental remediation at the Muskogee, Oklahoma property.

Index

Operating Activities

For the three months ended March 31, 2007, operating activities provided $1,567,000 in cash. Accounts receivable decreased by $266,000, despite higher sales, due to strong collections. Days outstanding were 56 days, a decrease of 8 days in the quarter. Inventories decreased by $497,000 as customers took releases in January that had been held at year-end 2006. Accounts payable and accrued liabilities decreased by $625,000 due to the timing of payments to trade vendors.

During the three months ended March 31, 2006, operating activities used $376,000 in cash due primarily to increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued liabilities.

Investing Activities

For the three months ended March 31, 2007, investing activities consumed $240,000 for capital expenditures in both business segments. For the three months ended March 31, 2006, investing activities consumed $368,000 for capital expenditures, primarily in the Advanced Structures business segment. In both periods, the majority of capital expenditures were for replacement equipment.

Financing Activities

Financing activities provided $256,000 for the three months ended March 31, 2007, compared with $2,759,000 provided for the three months ended March 31, 2006. For the first three months of 2007, short-term borrowings from the revolving line of credit with Fifth Third Bank were $332,000, compared with $2,830,000 borrowed in the first three months of 2006. These borrowings for both periods were needed for funding operations, capital expenditures and environmental remediation of discontinued operations. Payments of long-term debt in the first three months of 2007 were $76,000 for loans from various economic agencies in Pennsylvania, compared with $71,000 in the first three months of 2006.

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

Under this amended loan facility, subject to certain borrowing conditions, the Company may incur revolving loans, credit card charges and letter of credit issuances in an amount up to $21.5 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment.  Revolving loans include $1.5 million for borrowing under credit cards issued by the Lender, not subject to the borrowing base. The term was extended with revolving loans due and payable in full on January 5, 2009. As borrowers under this Loan and Security Agreement, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements.  The interest rate on the line is at prime and there is a .25% unused line fee.  Substantially all of the assets of the borrowers are pledged as security for this financing. At March 31, 2007 the Company had letters of credit of $770,000 for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. The Company’s credit availability was $887,000 at March 31, 2007. Borrowing under the revolving line of credit is included as short-term borrowings.

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

Excess reorganization value, initially determined as of the Effective Date, represents the excess of the Company's enterprise value over the aggregate fair value of the Company's tangible and identifiable intangible assets and liabilities at the balance sheet date.  Excess reorganization value is not amortized, however, it is evaluated at a minimum annually or when events or changes occur that suggest impairment in carrying value.

Index

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140 and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The Company was required to adopt SFAS No. 155 beginning January 1, 2007, and such adoption did not have a material impact on its consolidated results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140 and is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 requires recognition of a servicing asset or servicing liability each time an obligation to service a measurement at fair value of all separately recognized servicing assets and servicing liabilities, permits the use of either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities at initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company was required to adopt SFAS No. 156 effective January 1, 2007, and such adoption did not have a material impact on its consolidated results of operations and financial condition.

Index

In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 and is effective for fiscal years beginning after December 15, 2006. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 outlines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company was required to adopt FIN No. 48 effective January 1, 2007, and such adoption did not have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS NO. 157, Fair Value Measurements and is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attributed. Accordingly, FAS No. 157 does not require any new fair value measurements.  The Company is required to adopt SFAS No. 157 effective January 1, 2008, but does not expect it to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006, and for employers without publicly traded equity securities as of the end of the fiscal year ending after June 15, 2007. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS No. 158 effective December 31, 2006. The non-cash effect of the adoption resulted in an increase in total liabilities of $343,000 and a reduction in total shareholders’ equity of $343,000, net of tax.  The adoption of SFAS 158 did not affect our results of operations.

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

Index

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This standard permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value (“FV”), even if FV measurement is not required under generally accepted accounting principles. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early adoption is permitted.  The Company does not plan on early adoption of SFAS No. 159 and is in the process of determining its impact on the Company’s financial position and results of operations.

Inflation

Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits.  Significant portions of raw materials consumed by the Company are various steel alloys.  Price increases were experienced beginning in 2004 and these price increases have continued into 2007.  To offset these price increases, the Company began adding material surcharges in March 2004 and in 2007 the Company continues to add material surcharges.  Material surcharges are a pass through of costs and do not include normal mark-up.  For the three months ended March 31, 2007, material surcharges accounted for 6.0% of net sales. Surcharges were 96% higher in the first quarter 2007 compared to the first quarter 2006.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at March 31, 2007:

(In thousands)	Total	2007	2008	2009	2010	2011	After 2012
PBGC Note	$7,250	$0	$750	$750	$1,150	$1,150	$3,450
PA economic agencies notes	387	230	143	14	-	-	-
Operating leases	724	185	170	101	71	197	-
Revolving line	13,690	-	-	13,690	-	-	-
Letters of credit	770	-	770	-	-	-	-
Environmental liabilities	35,505	490	2,634	2,372	2,586	1,836	25,587
Total	$58,326	$905	$4,467	$16,927	$3,807	$3,183	$29,037

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

Index

The revolving line of credit has a renewal date of January 5, 2009. The revolving line of credit requires immediate repayment from cash receipts.  Borrowings can be made as needed, based on availability. The availability at March 31, 2007 was $887,000, compared with $1,360,000 at December 31, 2006.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates or other market price risks.  The only debt subject to interest fluctuations is the short-term borrowing under the revolving line of credit.  A significant portion of raw materials consumed by the Company is various steel alloys.  The Company began to experience price increases on raw materials in 2004, and raw material price increases have continued into 2007.  To offset these price increases in raw materials, the Company began adding material surcharges in March 2004 and has continued to add material surcharges into 2007.

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

On September 29, 2006 A&M Engineering and Environmental Services Inc. (“A&M”) filed suit in the District Court for Tulsa County, State of Oklahoma against FMRI, a special purpose subsidiary of Fansteel, and Penn Environmental & Remediation Inc (“Penn”).  On April 27, 2005, A&M and FMRI entered into a contract to excavate, dry, bag, stage and transport residue material to an acceptable offsite depository.  Penn was designated as the engineer for purposes of the contract.  In May 2006, FMRI was notified by A&M that they were canceling the transportation portion of the contract, but continued to perform under the balance of the contract.  A&M submitted change orders totaling $1.2 million under the contract that required approval by the engineer.  The changes orders were not approved.  A&M subsequently filed suit.  The contract provisions require the use of mediation for resolution before filing suit.  In November 2006, FMRI participated in failed meetings with A&M to stay their suit and enter into mediation.  On December 1, 2006, FMRI notified A&M that the contract was being terminated for cause.  Since A&M took no actions to commence cure efforts, the contract was terminated effective December 20, 2006 with FMRI expressly reserving its rights under the contract. On December 7, 2006, FMRI filed with the District Court for Tulsa County in response to the A&M complaint.  In these pleadings, FMRI objected to venue and requested transfer to Muskogee County and cited A&M for breach of contract, breach of change order, fraud, breach of implied duty of good faith and fair dealing, and sought damages including liquidation damages, project completion costs, and faulty work.  FMRI believes it has counter claims against A&M for amounts well in excess of the $1.2 million claimed by A&M.   Both sides have filed interrogatories and document requests for the suit.  A Scheduling Order was filed with the District Court of Tulsa County after a February 26, 2007 scheduling conference with the presiding judge.  The order includes a schedule for an evidentiary hearing with the judge from September 17 – 21, 2007 regarding A&M’s intentions to enjoin FMRI’s access to a portion of the Decommissioning Trust Fund (i.e., at least equal to A&M’s monetary claims against FMRI).  The briefs and responses for this hearing are to occur between June and August 2007.  Per this order, the actual jury trial for this suit is to be scheduled sometime after June 2008. FMRI cannot provide any assurance to a successful outcome and an unsuccessful outcome could hinder FMRI in its obligation to remediate the Muskogee Facility.  Any exposure is limited to FMRI and not Fansteel.

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

ITEM 1A – RISK FACTORS

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

Environmental Issues

The Company has significant environmental issues primarily related to special purposes entities included in discontinued operations, particularly in Muskogee, OK, that could have a material impact on the Company’s results. The ability of the Company to fund the clean up of this site could have a material adverse impact on the Company. For further details, see Note 3 - Discontinued Operations including Certain Environmental Remediation.

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

Index

The Company Has A Few Large Customers

The companies controlled by United Technologies Corporation (“UTC”) and International Truck and Engine Corporation (“International Engine”) are significant customers of the Company.

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

Material Prices

The Company started to experience raw material price increases beginning in 2004 and these material price increases have continued into 2007.   The Industrial Metal Components segment has been impacted particularly hard with some material prices nearly doubling from 2005 levels. To offset these price increases, the Company began adding material surcharges in March 2004 and in 2007 the Company continues to add material surcharges where possible. There is no guarantee that the Company will be able to continue to pass on these material surcharges to its customers, and in fact, some customers have refused to accept these surcharges.

Manufacturing in Foreign Countries

The Company has a manufacturing facility in Mexico that is subject to currency exchange rate fluctuations. While foreign currency exchange rates have not had a significant impact on the Company’s financial condition in the past, there can be no certainty that exchange rates will not have a financial impact in the future.

Index

Liquidity of the Company Stock

The Company has a limited number of shareholders and its stock is thinly traded.

Information Unknown or Not Available

A committee of the independent members of the Company’s Board of Directors has been assembled to evaluate two inter-company transactions. Correspondence has been issued to the Committee of board members by Fansteel's CEO requesting prompt transmittal of the results of the evaluation. The precise information being evaluated and the status of the evaluation is unknown and not available. This disclosure is being made pursuant 17 CFR 240.12b-21.

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2007.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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

FANSTEEL INC.
(Registrant)

/s/ Gary L. Tessitore
Gary L. Tessitore
Chairman of the Board, President
May 14, 2007	and Chief Executive Officer

/s/ R. Michael McEntee
R. Michael McEntee
Vice President and
May 14, 2007	Chief Financial Officer