Form 10-Q
period 2007-06-30
FANSTEEL INC
filed 2007-08-15
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE  TRANSITION PERIOD
From ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $.01 par value	3,420,000 shares

FANSTEEL INC.
FORM 10-Q – INDEX
June 30, 2007

Index

PART I.    FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Net Sales	$19,208,510	$17,310,193

Cost and Expenses
Cost of products sold	16,025,143	14,419,478
Selling, general and administrative	2,579,688	1,703,204
	18,604,831	16,122,682

Operating Income	603,679	1,187,511

Other Income (Expense)
Interest expense	(392,625)	(374,063)
Other	(12,406)	11,382
	(405,031)	(362,681)
Income from Continuing Operations Before Income Taxes	198,648	824,830
Income Taxes	-	-
Net Income from Continuing Operations	198,648	824,830
Loss from Discontinued Operations	(1,082,908)	(1,022,368)
Net Loss	$(884,260)	$(197,538)

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Share[a]
Continuing operations	$0.06	$0.24
Discontinued operations	(0.32)	(0.30)
Net income (loss)	$(0.26)	$(0.06)
_____________________
a Basic earnings per share and diluted earnings per share are the same.

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Net Sales	$37,541,306	$33,881,833

Cost and Expenses
Cost of products sold	31,606,554	28,987,381
Selling, general and administrative	4,136,805	3,275,944
	35,743,359	32,263,325

Operating Income	1,797,947	1,618,508

Other Income (Expense)
Interest expense	(760,614)	(694,006)
Other	(54,067)	6,054
	(814,681)	(687,952)
Income from Continuing Operations Before Income Taxes	983,266	930,556
Income Taxes	-	-
Net Income from Continuing Operations	983,266	930,556
Loss from Discontinued Operations	(1,878,243)	(1,843,466)
Net Loss	$(894,977)	$(912,910)

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Share[a]
Continuing operations	$0.29	$0.27
Discontinued operations	(0.55)	(0.54)
Net income (loss)	$(0.26)	$(0.27)
_____________________
a Basic earnings per share and diluted earnings per share are the same.

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,655	$17,672
Accounts receivable, less allowance of $471,000 and $408,000 at June 30, 2007 and December 31, 2006, respectively	11,274,662	11,449,317
Inventories
Raw material and supplies	1,496,809	1,285,758
Work-in process	7,769,792	7,525,358
Finished goods	473,716	549,687
Total inventories	9,740,317	9,360,803
Prepaid expenses	801,568	1,466,475
Total current assets	21,834,202	22,294,267

Property, plant and equipment
Land	917,419	917,419
Buildings	4,027,296	4,027,059
Machinery and equipment	7,658,021	7,092,493
	12,602,736	12,036,971
Less accumulated depreciation	3,644,638	3,162,552
Net property, plant and equipment	8,958,098	8,874,419

Other assets
Deposits	710,002	880,450
Reorganization value in excess of amounts allocable to identified assets	12,893,734	12,893,734
Property held for sale	1,802,500	1,802,500
Other	317,601	289,796
Total other assets	15,723,837	15,866,480

	$46,516,137	$47,035,166

See Notes to Consolidated Financial Statements

Index

See Notes to Consolidated Financial StatementsFansteel Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$8,902,311	$8,459,078
Accrued liabilities	6,669,082	6,440,003
Short-term borrowings	14,025,169	13,357,786
Current maturities of long-term debt	1,045,804	1,062,750
Total current liabilities	30,642,366	29,319,617

Long-term debt	4,228,132	4,838,630

Other liabilities
Environmental remediation	21,923,817	22,428,823
Non-current pension liability	917,872	917,872
Total other liabilities	22,841,689	23,346,695

Total liabilities	57,712,187	57,504,942

Minority interest	166,804	-

Shareholders' equity (deficit)
Common stock, par value $0.01	34,200	34,200
Authorized 3,600,000 shares, issued and outstanding 3,420,000
Capital in excess of par value	296,314	296,314
Accumulated deficit	(11,345,136)	(10,450,159)

Other comprehensive loss
Foreign currency translation	(5,068)	(6,967)
Accumulated unfunded pension liability	(343,164)	(343,164)
Total other comprehensive loss	(348,232)	(350,131)

Total shareholders’ deficit	(11,362,854)	(10,469,776)

Total liabilities and shareholders' deficit	$46,516,137	$47,035,166

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Cash Flows From Operating Activities:
Net loss	$(894,977)	$(912,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	482,086	487,362
Compensation expense	166,804	-
Accretion on long-term debt and other liabilities	113,560	166,902
Loss from discontinued operations	1,878,243	1,843,466
Change in assets and liabilities:
Decrease (increase) in accounts receivable	174,655	(1,690,927)
(Increase) in inventories	(379,514)	(1,987,395)
Decrease in prepaid expenses	666,108	455,203
Increase in accounts payable and accrued liabilities	605,725	2,443,198
(Decrease) increase in income taxes payable	(3,468)	692
Decrease (increase) in other assets	142,643	(27,811)
Net cash provided by operating activities	2,951,865	777,780
Cash Flows From Investing Activities:
Capital expenditures	(565,765)	(619,425)
Net cash used in investing activities	(565,765)	(619,425)
Cash Flows From Financing Activities:
Proceeds from short-term borrowing	667,240	2,265,498
Payments on long-term debt	(154,075)	(146,363)
Net cash provided by financing activities	513,165	2,119,135
Net Increase in Cash and Cash Equivalents from Continuing Operations	2,899,265	2,277,490
Cash Flows of Discontinued Operations:
Operating cash flows	(2,899,282)	(2,473,354)
Total Cash Flows of Discontinued Operations	(2,899,282)	(2,473,354)
Net Decrease in Cash and Cash Equivalents	(17)	(195,864)
Cash and Cash Equivalents at Beginning of Period	17,672	791,453
Cash and Cash Equivalents at End of Period	$17,655	$595,589

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$609,614	$449,509
Income taxes (refunds)	(3,468)	692

See Notes to Consolidated Financial Statements

Index

Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

The consolidated financial statements as of and for the periods ending June 30, 2007 and June 30, 2006 of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results during the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

For financial reporting purposes, the Company classifies its products into the following two business segments: Advanced Structures, which produces aluminum and magnesium sand castings, and Industrial Metal Components, which produces powdered metal components and investment castings. The Company's business segments have separate management teams and infrastructures that offer different products and services.

The Company also has special purpose subsidiaries included as part of discontinued operations that were established solely for the obligation of remediation of environmental issues at former operations of the Company as part of the Second Amended Joint Reorganization Plan (the "Reorganization Plan") that was effective January 23, 2004 (the "Effective Date").

The consolidated financial statements include the accounts of Fansteel Inc. and its subsidiaries.  Inter-company accounts and transactions have been eliminated in consolidation. Key managers of Wellman Dynamics Corporation (“Wellman”), a wholly owned subsidiary of Fansteel included in the Advanced Structures segment, were granted 12 shares of Wellman stock in the second quarter 2007. Compensation expense of $164,000 was recorded in the second quarter 2007. Fansteel’s ownership in Wellman was reduced to 98.8% after the grant.

The Company’s annual Form 10-K includes more detailed information than is required by the Form 10-Q and it should be read in conjunction with the Company’s Form 10-Q.

In the 2006 Annual Report on Form 10-K, the Company disclosed 2006 Comprehensive Loss of $5,604,300 which included the adoption of SFAS 158. Comprehensive Loss for 2006 should not have included the impact of adopting SFAS 158. The effect of adopting SFAS 158 should have been only included in Accumulated Other Comprehensive Loss. The correct Comprehensive Loss for 2006 should have been $5,261,136. The Company will correct the 2006 Comprehensive Loss when it publishes its 2007 Annual Report on Form 10-K.

Certain reclassifications have been made to prior periods’ financial statements to conform to the 2007 presentation.

Index

Note 2 - Earnings per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
Numerator:	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net loss	$(884,260)	$(197,538)	$(894,977)	$(912,910)
Denominator:
Denominator for basic earnings per share - weighted average shares	3,420,000	3,420,000	3,420,000	3,420,000
Effect of dilutive securities:
Employee stock options	-	-	-	-
Employee restricted stock	-	-	-	-
Denominator:
Denominator for diluted earnings per share - weighted average shares	3,420,000	3,420,000	3,420,000	3,420,000
Basic earnings per share	$(0.26)	$(0.06)	$(0.26)	$(0.27)
Diluted earnings per share	$(0.26)	$(0.06)	$(0.26)	$(0.27)

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

Index

During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility.  Pursuant to the Reorganization Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility.  In December 2003, the NRC approved the issuance of an amended NRC License and related Decommissioning Plan to FMRI.  At January 23, 2004, the liability for the environmental remediation was $38.7 million, and the recorded discounted liability using a discount rate of 11.3% as part of fresh-start accounting, was $19.2 million.   In 2005, FMRI began removal of the residues under phase 1 of the decommissioning plan, which is expected to remove over 80% of the radioactive contaminated residues. In 2005 and 2006, the Company received insurance recoveries from its insurers of which $768,000 and $70,000, respectively, of net insurance recoveries were allocated for a prepayment of the inter-company FMRI $30.6 million note, which in turn was used to reduce its borrowing from the Decommissioning Trust. Phase 1 is behind schedule, but continues in 2007.  At June 30, 2007 and December 31, 2006, the gross estimated liability was $29,340,000 and $30,971,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $17,627,000 and $18,106,000, respectively.

Lexington Facility

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility.  To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare.  In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that the Predecessor Company submit a plan for further characterization of the facility.  The Predecessor Company submitted a letter to the KNREPC in September 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility.  An estimated $1.78 million to perform the remedial activities was determined and a liability in that amount was recorded at January 23, 2004.  In September 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1.78 million note. FLRI anticipates implementing the Site Characterization Plan in 2007.  At June 30, 2007 and December 31, 2006, the gross estimated liability was $1,217,000 and $1,233,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,155,000 and $1,129,000, respectively.

The land and building of the Lexington facility is included on the balance sheet as property held for sale at $1,327,500, which is the latest appraisal of the property.  A number of third parties have expressed interest in the facility.  In the second quarter of 2007, FLRI entered into a right of first refusal agreement to purchase the property with a third party for their maintenance of the site.

Index

Actual costs to be incurred in future periods to decommission the Muskogee facility and the Lexington facility may vary, which could result in adjustment to future accruals, from the estimates, due to, among other things, assumptions related to the quantities of soils to be remediated and inherent uncertainties in costs over time of actual disposal. No anticipated insurance recoveries are included in the recorded environmental liabilities.

North Chicago Facility

In September 2000, the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Predecessor Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site").  The Predecessor Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003.  The proposed remedial actions at the North Chicago Facility were estimated to cost $2.17 million, for which a liability was recorded at January 23, 2004 as part of the bankruptcy reorganization for a newly formed special purpose subsidiary, North Chicago, Inc (“NCI”).  On March 7, 2005, NCI sold the real property to the City of North Chicago (the “City”), transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning nine months after issuance. In September 2005, the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a prepayment of the note delivered to the EPA.  The Company has made the first four payments due under the promissory note to date. At June 30, 2007 and December 31, 2006, the gross estimated liability was $79,000 and $192,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $51,000 and $147,000, respectively.

Washington Manufacturing

On December 31, 2004, the Company sold substantially all of the assets (including, but not limited to, machinery and equipment, raw material items, work-in-process items, finished goods items, receivables, machinery and equipment contracts, customer contracts and supplier contracts, but excluding real estate, fixtures and certain other assets) of the division of the Company known as "Washington Manufacturing" (the "Washington Division") to Whitesell Corporation (“Whitesell”), a customer of the Washington Division, for consideration consisting of a combination of (i) cash (in the initial amount of approximately $2.0 million, subject to post-closing adjustment) and (ii) the assumption by Whitesell of certain liabilities of the Washington Division (in the initial amount of approximately $1.0 million, determined in accordance with U.S. generally accepted accounting principles consistently applied, subject to post-closing adjustment) (collectively, the “Washington Sale”). Whitesell had been leasing the buildings until it vacated in December 2006. The Company is actively trying to sell the property and has classified the property as “Property held for sale” in the accompanying balance sheet.  In December 2006 the value of the property was reduced by $738,000 to reflect current market value.

On April 23, 2007, the Company received a deposit in escrow for the purchase of the Washington facility at the current book value, but in July 2007 the buyer decided not to purchase the property due to issues with its own financing.

Index

Results of Discontinued Operations

The operations described above are classified as discontinued operations for all periods presented.

Discontinued operations reported losses of $1,083,000 and $1,022,000 for the three months ended June 30, 2007 and June 30, 2006, respectively, and $1,878,000 and $1,843,000 for the six months ended June 30, 2007 and June 30, 2006, respectively.  The losses for all time periods relate primarily to the accretion of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan.

Note 4 - Other Environmental Remediation

Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman.  At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,147,000 from 2005 to 2009.  At June 30, 2007 and December 31, 2006 the gross estimated liability was $2,003,000 and $2,057,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,920,000 and $1,934,000, respectively.

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand.  It is anticipated that, based upon recent projections by third-party consultants, Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at June 30, 2007 and December 31, 2006 was $582,000 and $551,000, respectively.

In October 2000, Wellman provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site.  The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment.  Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment.  Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill.  However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time.  The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at June 30, 2007 and December 31, 2006 was $546,000 and $518,000, respectively.

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

Under the December 4, 2006 amended loan facility, subject to certain borrowing conditions, the Company could incur revolving loans, credit card charges and letter of credit issuances in an amount up to $21.5 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment.  Revolving loans included $1.5 million for borrowing under credit cards issued by the Lender, not subject to the borrowing base. The term was extended with revolving loans due and payable in full on January 5, 2009. As borrowers under this Loan and Security Agreement, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements.  The interest rate on the line is at prime and there is a .25% unused line fee.  Substantially all of the assets of the borrowers are pledged as security for this financing.

On June 5, 2007 the Company and Fifth Third Bank again amended the loan facility, increasing the maximum revolving loan amount to $22.5 million.  Revolving loans were amended to include $1.5 million for borrowing that is not subject to the borrowing base limits.  Any amounts borrowed as part of the $1.5 million will be charged interest at prime rate plus one percentage point.  The $1.5 million borrowing revolving note will terminate on September 30, 2007.

At June 30, 2007 the Company had letters of credit of $770,000 for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. The Company’s credit availability was $2,587,000 at June 30, 2007.  Borrowing under the revolving line of credit is included as short-term borrowings.

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

At June 30, 2007 and December 31, 2006, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $22.1 million that expire in various years through 2023.

Index

Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards as the net operating loss carry-forwards are not anticipated to be realized before expiration.

Note 7 - Business Segments

The Company is a manufacturer of engineered metal components used in a variety of markets including military and commercial aerospace, automotive, agricultural and construction machinery, lawn and garden equipment, marine, plumbing and electrical hardware, and general industrial. For financial reporting purposes, the Company classifies its products into the following two business segments; Advanced Structures, which produces aluminum and magnesium sand castings and Industrial Metal Components, which produces powdered metal components and investment castings. The Company's business segments offer different products and services and have separate management teams and infrastructures.

Financial information concerning the Company's segments is as follows:

	Three Months Ended		Six Months Ended
Net Sales:	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Advanced Structures	$10,468,672	$10,240,143	$21,410,389	$20,236,181
Industrial Metal Components	8,739,838	7,070,050	16,130,917	13,645,652
Total Net Sales	$19,208,510	$17,310,193	$37,541,306	$33,881,833

Operating Income (Loss):
Advanced Structures	$552,493	$1,379,703	$1,398,847	$2,657,866
Industrial Metal Components	616,743	(192,192)	964,657	(1,039,358)
Corporate	(565,557)	-	(565,557)	-
Total Operating Income	$603,679	$1,187,511	$1,797,947	$1,618,508

Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.

In the second quarter of 2007, Corporate incurred $566,000 of expenses related to unusual professional fees for strategic initiatives and an investigation by a special committee of the Board of Directors that are not allocable to the operating segments. Corporate did not have any of these expenses in 2006.

The identifiable assets by business segment, for the periods indicated, are set forth below:

	June 30,	December 31,
Identifiable assets:	2007	2006
Advanced Structures	$17,823,268	$18,581,014
Industrial Metal Components	11,188,284	10,562,719
Corporate	15,597,671	14,853,488
Discontinued	1,906,914	3,037,945
Total Assets	$46,516,137	$47,035,166

Index

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Depreciation and amortization:	2007	2006	2007	2006
Advanced Structures	$125,948	$98,680	$238,581	$197,360
Industrial Metal Components	120,465	142,376	234,345	283,808
Corporate	4,596	3,175	9,160	6,194
Discontinued	-	7,860	-	15,720
Total depreciation and amortization	$251,009	$252,091	$482,086	$503,082

Capital expenditures:
Advanced Structures	$206,492	$210,359	$336,523	$543,433
Industrial Metal Components	118,573	36,209	228,124	69,401
Corporate	1,118	4,710	1,118	6,591
Total capital expenditures	$326,183	$251,278	$565,765	$619,425

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

Results of Operations

Three Months Ended June 30, 2007 As Compared To Three Months Ended June 30, 2006

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Advanced Structures	$10,468,672	$10,240,143
Industrial Metal Components	8,739,838	7,070,050
	$19,208,510	$17,310,193

The Company’s consolidated net sales for the three months ended June 30, 2007 increased $1.9 million, or 11.0%, compared to the three months ended June 30, 2006. The increase was due largely to increased sales of investment castings in the Industrial Metal Components segment.

Advanced Structures’ net sales for the three months ended June 30, 2007 increased by $229,000, or 2.2%, compared to the three months ended June 30, 2006.  Strong demand for helicopter components, military flight parts and tooling on new programs offset the loss in the second quarter 2006 of a key components contract for missile components.

Industrial Metal Components' net sales for the three months ended June 30, 2007 increased $1.7 million, or 23.6%, compared with the three months ended June 30, 2006.  Included in segment sales are surcharges for increased metal costs in the quarter ended June 30, 2007 of $1.2 million, which were $525,000 higher than the quarter ended June 30, 2006 due to significant increases in brass, bronze and stainless steel prices. The remainder of this increase was attributable to higher investment casting sales, primarily for new diesel engine programs for trucks and buses. Slightly offsetting this improvement were sales of powdered metal components, which decreased by $90,000, or 3.0%, due to weaker demand from heavy-duty truck customers.

Index

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Three Months	% Of	Three Months	% Of
	Ended	Net	Ended	Net
	June 30, 2007	Sales	June 30, 2006	Sales
Advanced Structures	$8,963,281	85.6%	$8,003,727	78.2%
Industrial Metal Components	7,061,862	80.8%	6,415,751	90.7%
	$16,025,143	83.4%	$14,419,478	83.3%

Cost of products sold of $16.0 million for the three months ended June 30, 2007 increased by $1.6 million compared to $14.4 million for the three months ended June 30, 2006, due largely to the increase in sales volume. As a percent of sales, cost of products sold at 83.4% for the three months ended June 30, 2007 remained level compared with 83.3% for the three months ended June 30, 2006.

In the Advanced Structures segment, cost of products sold of $9.0 million for the three months ended June 30, 2007 increased $1.0 million compared with cost of products sold of $8.0 million for the three months ended June 30, 2006. As a percent of net sales, cost of products increased by 7.4 points for the three months ended June 30, 2007 compared with the three months ended June 30, 2006. Training grant money received in June 2006 and not received in 2007, reduced cost of products sold by 6.0 percentage points in the three months ended June 30, 2006.  The remaining increase was mainly due to higher scrap and rework that resulted from a more technically demanding product mix in 2007.

The Industrial Metal Components’ cost of products sold increased to $7.1 million for the three months ended June 30, 2007 compared to cost of products sold of $6.4 million for the three months ended June 30, 2006.  As a percent of net sales, cost of products were 80.8% for the three months ended June 30, 2007 compared with 90.7% for the three months ended June 30, 2006. Higher volume for investment castings and cost reduction efforts provided the improvement in cost of sales.  In addition, the second quarter of 2006 was negatively impacted by expedited freight, inspection costs and scrap related to product issues with a major customer at the investment casting operation that increased cost of products sold for the segment by 1.4 percentage points.

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

Index

	Three Months	% Of	Three Months	% Of
	Ended	Net	Ended	Net
	June 30, 2007	Sales	June 30, 2006	Sales
Advanced Structures	$952,898	9.1%	$856,713	8.4%
Industrial Metal Components	1,061,233	12.1%	846,491	12.0%
Corporate	565,557	NA	-	NA
	$2,579,688	13.4%	$1,703,204	9.8%

Selling, general and administrative expenses for the three months ended June 30, 2007 were $2,580,000, an increase of $877,000 over the three months ended June 30, 2006 expenses of $1,703,000. As a percent of sales, selling, general and administrative expenses increased to 13.4% in the second three months of 2007 compared with 9.8% for the second three months of 2006.

In the Advanced Structures segment, selling, general and administrative expenses for the three months ended June 30, 2007 increased by $96,000 compared with the three months ended June 30, 2006. As a percent of sales, selling, general and administrative expenses increased to 9.1% in the second three months of 2007 compared to 8.4% in the second three months of 2006. The higher volume and lower selling expenses were offset by $164,000 of compensation expense for 12 shares of stock that were granted in the second quarter of 2007 to key managers of Wellman Dynamics Corporation, a 98.8% owned subsidiary (after the grant) of Fansteel Inc. included in this segment.

Selling, general and administrative expenses for Industrial Metal Components segment for the three months ended June 30, 2007 increased $215,000 compared with the three months ended June 30, 2006. The increase is primarily related to higher costs related to audit charges for the Mexico operation and professional fees related to employee recruitment and management training. Selling, general and administrative expenses as a percent of sales increased to 12.1% for the three months ended June 30, 2007 compared with 12.0% for the three months ended June 30, 2006. The increase in volume had a favorable effect.

Corporate selling, general and administrative expenses (not allocated to operations) were $566,000 for the three months ended June 30, 2007 compared with $0 for the three months ended June 30, 2006. Expenses in 2007 were for unusual professional fees for strategic initiatives and an investigation by a special committee of the Board of Directors.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Three months	Three months
	Ended	Ended
	June 30, 2007	June 30, 2006
Advanced Structures	$552,493	$1,379,703
Industrial Metal Components	616,743	(192,192)
Corporate	(565,557)	-
	$603,679	$1,187,511

Index

Operating income for the three months ended June 30, 2007 decreased $584,000, or 49.2%, compared to the three months ended June 30, 2006. Unusual professional fees of $566,000 incurred in the second quarter of 2007 at Corporate had a negative impact along with $164,000 of compensation expense in the Advanced Structures segment. Results in 2006 included $617,000 in training grant monies at the Advanced Structures segment. Excluding these items, 2007 adjusted operating income would be $763,000 or 134% better than adjusted 2006 operating income.

Advanced Structures operating income of $552,000 for the three months ended June 30, 2007 decreased from operating income of $1,380,000 for the three months ended June 30, 2006. Results in the second quarter 2007 included $164,000 of compensation expense for 12 shares of stock that were granted to key managers of Wellman Dynamics Corporation, a 98.8% owned subsidiary (after the grant) of Fansteel Inc. included in this segment. Operating income in the second three months of 2006 included $617,000 of training grants from the state of Iowa.

Industrial Metal Components had operating income of $617,000 for the three months ended June 30, 2007 compared to an operating loss of $192,000 for the three months ended June 30, 2006.  Higher investment casting sales in 2007 provided much of the improvement for the three months ended June 30, 2007 compared with June 30, 2006.

Corporate’s operating loss of $566,000 at June 30, 2007 related to unusual professional fees for strategic initiatives and an investigation by a special committee of the Board of Directors that are not allocable to the operating segments. Unallocated operating expenses for Corporate for the three months ended June 30, 2006 were $0.

Other Expenses

The following table sets forth the combined other income (expenses) of the Company included in the consolidated statement of operations:
	Three months	Three months
	Ended	Ended
	June 30, 2007	June 30, 2006
Interest expenses	$(392,625)	$(374,063)
Other	(12,406)	11,382
	$(405,031)	$(362,681)

Other expense increased $42,000 in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, as interest expense was higher due to the increased level of borrowing.

Discontinued Operations

Discontinued operations reported a loss of $1,083,000 in the three months ended June 30, 2007 and a loss of $1,022,000 in the three months ended June 30, 2006. The losses for both time periods relate primarily to the accretion of discounted environmental liabilities arising from the Company’s unsecured note obligations to its special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation for the terminated pension plan.

Index

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets, except for the gain in discontinued operations from the carry-back refund from the net operating loss related to environmental liabilities.

Net Income (Loss)

The Company had a net loss of $884,000 for the three months ended June 30, 2007 and a net loss of $198,000 for the three months ended June 30, 2006.

2007 Six Months As Compared To 2006 Six Months

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Advanced Structures	$21,410,389	$20,236,181
Industrial Metal Components	16,130,917	13,645,652
	$37,541,306	$33,881,833

Consolidated net sales for the six months ended June 30, 2007 increased $3.7 million, or 10.8%, from the first six months of 2006 with the majority of the improvement coming from increased sales of investment castings in the Industrial Metal Components segment.

In the Advanced Structures segment, net sales for the six months ended June 30, 2007 increased by $1.2 million, or 5.8%, compared to the six months ended June 30, 2006.   Helicopter product demand has been strong along with increased demand for military and NASCAR products. These improvements have more than offset the May 2006 loss of a key contract for missile components that accounted for $2.0 million in sales for the six months ended June 30, 2006.  Increased tooling sales for aircraft and military products provided additional improvement in this segment.

The Industrial Metal Components' net sales for the six months ended June 30, 2007 increased $2.5 million, or 18.2%, compared with the six months ended June 30, 2006.  This increase was due to improvement in investment casting sales, which increased $2.6 million, or 34.4%. Investment casting sales benefited from higher volume in all product lines, particularly in the diesel engine product line which provided the majority of the increase.  Net sales of powdered metal components decreased $79,000, or 1.3%, primarily due to reduced demand for heavy-duty truck products and recreational vehicle parts.  Included in segment sales are surcharges for increased metal costs for the six months ended June 30, 2007 of $2.3 million, which were $1.1 million higher than the six months ended June 30, 2006 due to significant increases in brass, bronze and stainless steel prices.

Index

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Six Months	% Of	Six Months	% Of
	Ended	Net	Ended	Net
	June 30, 2007	Sales	June 30, 2006	Sales
Advanced Structures	$18,310,146	85.5%	$15,975,753	78.9%
Industrial Metal Components	13,296,408	82.4%	13,011,628	95.4%
	$31,606,554	84.2%	$28,987,381	85.6%

Cost of products sold of $31.6 million for the six months ended June 30, 2007 increased by $2.6 million, or 9.0%, compared to $29.0 million for the six months ended June 30, 2006, largely due to the increase in sales volume. As a percent of net sales, cost of products sold improved to 84.2% for the six months ended June 30, 2007 compared with 85.6% for the six months ended June 30, 2006.

In the Advanced Structures segment cost of products sold were $18.3 million for the six months ended June 30, 2007 compared with cost of products sold of $16.0 million for the six months ended June 30, 2006, an increase of $2.3 million. The increase related to training grant monies received in 2006 of $617,000, higher volume and an increase in scrap and rework resulting from a technically more demanding product mix in 2007. As a percent of net sales, cost of products increased by 6.6 points in the first six months of 2007 compared with the first six months of 2006, with training monies reducing 2006 costs by 3.1 percentage points.

The Industrial Metal Components’ cost of products sold were $13.3 million for the six months ended June 30, 2007 compared to cost of products sold of $13.0 million for the six months ended June 30, 2006.  As a percent of net sales, cost of products were 82.4% for the first six months of 2007 compared with 95.4% for the first six months of 2006. Results in 2006 included unusual charges of $799,000 at the investment casting operation for expedited freight, inspection costs and scrap related to the start-up of new customer parts.  The balance of the improvement was due primarily to the higher volume at the investment casting operation along with cost reductions at both the investment casting and powder metal plants.

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Six Months	% Of	Six Months	% Of
	Ended	Net	Ended	Net
	June 30, 2007	Sales	June 30, 2006	Sales
Advanced Structures	$1,701,396	7.9%	$1,602,562	7.9%
Industrial Metal Components	1,869,852	11.6%	1,673,382	12.3%
Corporate	565,557	NA	-	NA
	$4,136,805	11.0%	$3,275,944	9.7%

Selling, general and administrative expenses for the first six months of 2007 were $4,137,000, an increase of $861,000 over the first six months of 2006 expenses of $3,276,000. Despite the increase in sales volume, selling, general and administrative expenses increased to 11.0% as a percent of net sales in the first six months of 2007 compared with 9.7% as a percent of sales for the first six months of 2006 due largely to $566,000 in unusual professional fees incurred in the second quarter of 2007.

Index

In the Advanced Structures segment, selling, general and administrative expenses for the six months ended June 30, 2007 were $1,701,000 compared with $1,603,000 for the six months ended June 30, 2006. As a percent of sales, selling, general and administrative expenses were flat at 7.9% in the first six months of 2007 compared to the first six months of 2006.  Lower administrative costs for salaries and operating expenses for the six months ended June 30, 2007 were offset by compensation expense of $164,000 for the grant of 12 shares of stock to key managers of Wellman Dynamics Corporation, a 98.8% owned subsidiary (after the grant) of Fansteel Inc., which is included in this segment.

Selling, general and administrative expenses for the Industrial Metal Components segment for the six months ended June 30, 2007 increased $196,000 compared with the six months ended June 30, 2006.  As a percent of sales, selling, general and administrative expenses improved to 11.6% compared with 12.3%.    The increase in sales volume and cost reductions had a favorable impact in 2007.

Unallocated selling, general and administrative expenses for unusual professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors were $566,000 at Corporate for the six months ended June 30, 2007 compared with $0 at June 30, 2006.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Advanced Structures	$1,398,847	$2,657,866
Industrial Metal Components	964,657	(1,039,358)
Corporate	(565,557)	-
	$1,797,947	$1,618,508

Operating income of $1.8 million for the six months ended June 30, 2007 increased by $179,000 compared to $1.6 million for the six months ended June 30, 2006, due primarily to the higher sales volume partially offset by higher manufacturing costs and unusual professional charges in 2007.

Operating income of $1,399,000 in the Advanced Structures segment for the six months ended June 30, 2007 decreased by $1,259,000 from operating income of $2,658,000 in the six months ended June 30, 2006.   Despite the increase in volume for this segment, higher manufacturing costs, particularly scrap, had a negative impact along with compensation expense related to the granting of shares of stock to key management in this segment. Additionally, results for the first six months of 2006 included $617,000 of training grants from the state of Iowa.

The Industrial Metal Components segment had operating income of $965,000 for the six months ended June 30, 2007 compared to an operating loss of $1,039,000 for the six months ended June 30, 2006.  The investment casting operation was the main reason for the income improvement based on the higher sales volume, cost reductions and the decrease in unusual charges for the start-up of new customer parts, which totaled $726,000 for the first six months of 2006.  Income for the powdered metal operation improved despite the decrease in sales volume due to tighter expense control.

Index

An operating loss of $566,000 for the six months ended June 30, 2007 at Corporate resulted from unusual professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors that were not allocable back to the business segments. Corporate’s operating income was $0 for the six months ended June 30, 2006.

Other Income (Expenses)

The following table sets forth the combined other income (expense) of the Company included in the consolidated statement of operations:

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Interest expenses	$(760,614)	$(694,006)
Other	(54,067)	6,054
	$(814,681)	$(687,952)

Other expenses increased $127,000 in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, with increased borrowing in 2007 resulting in higher interest expense.

Discontinued Operations

Discontinued operations reported losses of $1,878,000 and $1,843,000 in the six months ended June 30, 2007 and June 30, 2006, respectively. The losses for both periods relate primarily to the accretion of discounted environmental liabilities arising from the Company’s unsecured note obligations to its special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation for the terminated pension plan.

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

The Company had a net loss of $895,000 for the six months ended June 30, 2007 and a net loss of $913,000 for the six months ended June 30, 2006.

Liquidity and Capital Resources

On June 30, 2007 and on June 30, 2006, the Company had cash of $18,000.

Continuing operations provided cash of $2,899,000 for the first six months of 2007, due mostly from improvements to working capital. Excluding borrowings, continuing operations provided $2,386,000 for the six months ended June 30, 2007. Discontinued operations used $2,899,000 for the six months ended June 30, 2007 primarily for funding the on-going environmental remediation at the Muskogee, Oklahoma property.

Index

Continuing operations provided cash of $2,277,000 for the first six months of 2006, due largely to the $2,265,000 in borrowings from the revolving line of credit with Fifth Third.  Excluding net borrowings, continuing operations provided $158,000 for the six months ended June 30, 2006. Discontinued operations used $2,473,000 for the six months ended June 30, 2006 primarily for funding the on-going environmental remediation at the Muskogee, Oklahoma property.

Operating Activities

For the six months ended June 30, 2007, operating activities provided $2,952,000 in cash with improvements in working capital coming from decreases in receivables, current assets and other assets along with increases in accounts payable and accrued liabilities.  During the six months ended June 30, 2006 operating activities provided $778,000, with increases in accounts payable and accrued liabilities, offset by increases in accounts receivable and inventories.

Investing Activities

For the six months ended June 30, 2007, investing activities consumed $566,000 for capital expenditures for both business segments. For the six months ended June 30, 2006, investing activities used $619,000 for capital expenditures primarily in the Advanced Structures business segment.

Financing Activities

Financing activities provided $513,000 for the six months ended June 30, 2007, as compared to $2,119,000 for the six months ended June 30, 2006. Net borrowings for the first six months of 2007 from the revolving line of credit were $667,000, with payments of long-term debt of $154,000.  In the first six months of 2006, net borrowing from the revolving line of credit was $2.3 million and long-term debt payments were $146,000.

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

Under the December 4, 2006 amended loan facility, subject to certain borrowing conditions, the Company could incur revolving loans, credit card charges and letter of credit issuances in an amount up to $21.5 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment.  Revolving loans included $1.5 million for borrowing under credit cards issued by the Lender, not subject to the borrowing base. The term was extended with revolving loans due and payable in full on January 5, 2009. As borrowers under this Loan and Security Agreement, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements.  The interest rate on the line is at prime and there is a 0.25% unused line fee.  Substantially all of the assets of the borrowers are pledged as security for this financing.

Index

On June 5, 2007, the Company and Fifth Third Bank again amended the loan facility increasing the maximum revolving loan amount to $22.5 million.  Revolving loans were amended to include $1.5 million for borrowing that is not subject to the borrowing base limits.  Any amounts borrowed as part of the $1.5 million will be charged interest at prime rate plus one percentage point.  The $1.5 million borrowing revolving note will terminate on September 30, 2007. At June 30, 2007, the Company had letters of credit for $770,000 outstanding, primarily for casualty insurance collateral, under the new credit facility with an interest rate of 1.5%. At June 30, 2007 the credit availability was $2,587,000, including the June 5, 2007 loan amendment.

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

In accordance with Statement of Position No. 96-1, there are no future recoveries included as net amounts in the environmental liabilities or any insurance receivables included on the balance sheet. Insurance recoveries are not recorded until a settlement is received.

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

Index

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

Index

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006, and for employers without publicly traded equity securities as of the end of the fiscal year ending after June 15, 2007. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS No. 158 effective December 31, 2006. The non-cash effect of the adoption resulted in an increase in total liabilities of $343,000 and a reduction in total shareholders’ equity of $343,000, net of tax.  The adoption of SFAS 158 did not affect our results of operations. In the 2006 Annual Report on Form 10-K, the Company disclosed 2006 Comprehensive Loss of $5,604,300 which included the adoption of SFAS 158. Comprehensive Loss for 2006 should not have included the impact of adopting SFAS 158. The effect of adopting SFAS 158 should have been only included in Accumulated Other Comprehensive Loss. The correct Comprehensive Loss for 2006 should have been $5,261,136. The Company will correct the 2006 Comprehensive Loss when it publishes its 2007 Annual Report on Form 10-K.

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

Inflation

Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits.  Significant portions of raw materials consumed by the Company are various steel alloys.  Price increases were experienced beginning in 2004 and these price increases have continued into 2007.  To offset these price increases, the Company began adding material surcharges in March 2004 and in 2007 the Company continues to add material surcharges. Material surcharges are a pass through of costs and do not include normal mark-up.  Material surcharges accounted for 6.1% of net sales for the six months ended June 30, 2007 and 3.6% of net sales for the six months ended June 30, 2006. Surcharges were 87% higher in the first six months of 2007 compared to the first six months of 2006.

Index

Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at June 30, 2007:

(In thousands)							After
	Total	2007	2008	2009	2010	2011	2011
PBGC Note	$7,250	$-	$750	$750	$1,150	$1,150	$3,450
PA economic agencies notes	311	154	143	14	-	-	-
Operating leases	662	123	170	101	71	197	-
Revolving line	14,025	-	-	14,025	-	-	-
Letters of credit	770	-	-	770	-	-	-
Environmental liabilities	34,921	1,547	2,624	2,372	2,586	1,836	23,956
Total	$57,939	$1,824	$3,687	$18,032	$3,807	$3,183	$27,406

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

The revolving line of credit has a renewal date of January 5, 2009.  The revolving line of credit requires immediate repayment from cash receipts.  Borrowings can be made as needed, based on availability.  The availability at June 30, 2007 was $2,587,000, compared with $1,360,000 at December 31, 2006.

Index

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates or other market price risks.  The only debt subject to interest fluctuations is the short-term borrowing under the revolving line of credit.  A significant portion of raw materials consumed by the Company is various steel alloys.  The Company began to experience price increases on raw materials in 2004 and raw material price increase have continued into 2007.  To offset these price increases in raw materials, the Company began adding material surcharges in March 2004 and has continued to add material surcharges into 2007.

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

On September 29, 2006 A&M Engineering and Environmental Services Inc. (“A&M”) filed suit in the District Court for Tulsa County, State of Oklahoma against FMRI, a special purpose subsidiary of Fansteel, and Penn Environmental & Remediation Inc (“Penn”).  On April 27, 2005, A&M and FMRI entered into a contract to excavate, dry, bag, stage and transport residue material to an acceptable offsite depository.  Penn was designated as the engineer for purposes of the contract.  In May 2006, FMRI was notified by A&M that they were canceling the transportation portion of the contract, but continued to perform under the balance of the contract.  A&M submitted change orders totaling $1.2 million under the contract that required approval by the engineer.  The changes orders were not approved.  A&M subsequently filed suit.  The contract provisions require the use of mediation for resolution before filing suit.  In November 2006, FMRI participated in failed meetings with A&M to stay their suit and enter into mediation.  On December 1, 2006, FMRI notified A&M that the contract was being terminated for cause.  Since A&M took no actions to commence cure efforts, the contract was terminated effective December 20, 2006 with FMRI expressly reserving its rights under the contract. On December 7, 2006, FMRI filed with the District Court for Tulsa County in response to the A&M complaint.  In these pleadings, FMRI objected to venue and requested transfer to Muskogee County and cited A&M for breach of contract, breach of change order, fraud, breach of implied duty of good faith and fair dealing, and sought damages including liquidation damages, project completion costs, and faulty work.  FMRI believes it has counter claims against A&M for amounts well in excess of the $1.2 million claimed by A&M.   Both sides have filed interrogatories and document requests for the suit.  A Scheduling Order was filed with the District Court of Tulsa County after a February 26, 2007 scheduling conference with the presiding judge.  The order includes a schedule for an evidentiary hearing with the judge from September 17 – 21, 2007 regarding A&M’s intentions to enjoin FMRI’s access to a portion of the Decommissioning Trust Fund (i.e., at least equal to A&M’s monetary claims against FMRI).  The briefs and responses for this hearing are to occur between June and August 2007.  Per this order, the actual jury trial for this suit is to be scheduled sometime after June 2008. On May 29, 2007, A&M filed another Notice to the Court stating that it will be unable to file its Motion on June 1, 2007 for Injunctive Relief in accordance with the Scheduling Order. A&M cited more time was needed to review documents. This notice also stated that A&M did not know what the delayed dates for these activities might be and therefore they are not rescheduling dates at this time. The first of the A&M depositions of FMRI personnel were scheduled to begin May 23 and 24, 2007. A&M also postponed these depositions and have not rescheduled them to date. FMRI cannot provide any assurance to a successful outcome and an unsuccessful outcome could hinder FMRI in its obligation to remediate the Muskogee Facility.  Any exposure is limited to FMRI and not Fansteel.

Index

Environmental Claims and Insurance Recoveries

Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Reorganization Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims.  The Department of Justice notified the Company on April 29, 2005 that the NRC and other interested federal agencies did consent to the following settlements: On May 26, 2005, the Company reached agreement with Zurich American Insurance Company and Zurich International (Bermuda) Ltd. (collectively, "Zurich") and on April 18, 2005 with KWELM Management Services Limited on behalf of the Scheme Administrator for KWELM in an insolvency proceeding under the laws of Great Britain and the Joint Liquidators for The Bermuda Fire & Marine Insurance Company (collectively, "KWELM"). Zurich agreed to a settlement providing for a cash settlement payment to the Company of $1.4 million, which was received on June 9, 2005.  KWELM agreed to a Notified Scheme Claim totaling $400,000. Cash distributions in respect of the claims would be paid out to the Company in accordance with KWELM's approved Scheme of Arrangement.  The Scheme administrator has represented that Fansteel can anticipate total cash payments equal to approximately 50% to 57% of its Notified Scheme Claim (approximately $200,000 - $228,000).  Payments from KWELM during 2005 were $330,304 and during 2006 were $5,349 for a total of $335,653, or 84% of the total claim.  The proceeds of the settlements were used in accordance with the Reorganization Plan to pay certain professional fees and expenses related to such settlements.  The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulting in prepayments under the FMRI Notes of $831,000, the FLRI Primary Note of $111,000 and the ED Note of $147,000 and payments aggregating $66,000 on account of EPA CERCLA claims.

Index

Other Legal Actions

In May 2005, a complaint for toxic injuries was filed by Garfield and Susan Perry against numerous defendants, including Wellman Dynamics, a wholly owned subsidiary of Fansteel Inc., claiming injuries related to exposure to products containing beryllium. The Company’s insurance carriers have been notified and are defending the Company.  On June 13, 2007, the Company received notice from the insurance carrier’s lawyers that the plaintiffs had filed a dismissal without prejudice on April 30, 2007.

During the third quarter 2006, Fansteel filed to close its bankruptcy case, as it believed all bankruptcy issues had been substantially resolved.  On September 23, 2006, the Company received notice that the Department of Justice ("DOJ") objected to the case closure, stating that the Company had not responded to a letter requesting information regarding the status of various environmental remediation sites.  The Company did not receive the DOJ letter until 2 days after the DOJ notice of objection was filed.  The Company through legal counsel has had discussions with the DOJ to resolve their objection.

In October 2006 the Company filed a suit in the United States District Court for the Northern District of Illinois, Eastern Division, to recover monies owed from a customer for non-payment of $594,000 on a trade accounts receivable.  The customer claims $212,000 of the amount owed is not due, but has refused to pay any of the $594,000 accounts receivable owed.  Both parties agreed to mediation/arbitration, which began on July 11, 2007. Settlement discussions are continuing.

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

Index

Environmental Issues

The Company has significant environmental issues primarily related to special purpose entities included in discontinued operations, particularly in Muskogee, OK, that could have a material impact on the Company’s results. The ability of the Company to fund the clean up of this site could have a material adverse impact on the Company. For further details, see Note 3 Discontinued Operations including Certain Environmental Remediation.

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

Index

Material Prices

The Company started to experience raw material price increases beginning in 2004 and these material price increases have continued into 2007.  The Industrial Metal Components segment has been impacted particularly hard with some material prices nearly doubling from 2005 levels.  To offset these price increases, the Company began adding material surcharges in March 2004 and in 2007 the Company continues to add material surcharges. There is no guarantee that the Company will be able to continue to pass on these material surcharges to its customers, and in fact, some customers have refused to accept these surcharges. In light of these customers refusal to accept surcharges, analysis on these customers’ margins is underway to determine if this business is profitable enough to retain.

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

ITEM 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 10, 2007.

The nominations for Directors of the Company were brought before shareholders of the Company at the Annual Meeting of Shareholders.  The votes cast for and votes withheld for each of the following nominees are as follows:

Nominee	Votes For	Votes Withheld
J. G. Vogelsang	2,594,807	62,508
D. A. Groshoff	2,594,807	62,508
J. R. Parker	2,594,807	62,508
G. L. Tessitore	2,569,266	88,049

The appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm was placed before shareholders for ratification at the Annual Meeting of Shareholders and was ratified with 2,627,601 votes cast for, 22,125 votes cast against, and 7,589 abstentions.

Index

ITEM 5 – OTHER INFORMATION

Special Committee of the Board of Directors:

On April 26, 2007, the board of directors of Fansteel Inc. (“the Company”) adopted a resolution authorizing the formation of a special committee comprised of independent board members to examine a written loan agreement between the Company and FMRI, Inc., a wholly owned subsidiary, as well as an examination of a payment made by the Company to FMRI, Inc.

The special committee has concluded its work and has confirmed through their findings that there was no financial statement impact from these transactions; that there exists no evidence that any members of management personally profited from the transactions examined; and that there is no indication that any third party will have been harmed.

Notwithstanding the foregoing, the special committee made certain recommendations with regard to corporate governance. The board of directors and management are implementing the recommendations.

Changes of Executive Officers:

At the Board Meeting held on August 13, 2007, Mr. Tessitore resigned as Chairman of the Board.  The board of directors elected Mr. John Parker as Chairman of the Board.

The Chairman of the Compensation Committee provided a letter to the Vice President and Chief Financial Officer on August 13, 2007 notifying him that his contract would not be renewed effective January 23, 2008.

ITEM 6 – EXHIBITS

Exhibit #	Description of Exhibit

10.1	Letter to Vice President and Chief Financial Officer regarding non-renewal of Employment Contract

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FANSTEEL INC.
(Registrant)

/s/ Gary L. Tessitore
Gary L. Tessitore
August 14, 2007	President and Chief Executive Officer

/s/ R. Michael McEntee
R. Michael McEntee
Vice President and
August 14, 2007	Chief Financial Officer