Form 10-Q
period 2007-09-30
FANSTEEL INC
filed 2007-11-13
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $.01 par value	3,420,000 shares

FANSTEEL INC.
FORM 10-Q – INDEX
September 30, 2007

Index

PART I.    FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006

Net Sales	$18,516,829	$16,884,892

Cost and Expenses
Cost of products sold	15,865,908	15,738,633
Selling, general and administrative	1,646,528	1,691,926
	17,512,436	17,430,559

Operating Income (Loss)	1,004,393	(545,667)

Other Expense
Interest expense	(492,754)	(414,091)
Other	(66,453)	(8,524)
	(559,207)	(422,615)
Income (Loss) from Continuing Operations Before Income Taxes	445,186	(968,282)
Income Taxes	-	-
Net Income (Loss) from Continuing Operations	445,186	(968,282)
Loss from Discontinued Operations	(1,487,312)	(1,078,850)
Net Loss	$(1,042,126)	$(2,047,132)

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Share[a]
Continuing operations	$0.13	$(0.28)
Discontinued operations	(0.43)	(0.32)
Net loss	$(0.30)	$(0.60)

See Notes to Consolidated Financial Statements

_________________________
a Basic earnings per share and diluted earnings per share are the same.

Index

Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Net Sales	$56,058,135	$50,766,725

Cost and Expenses
Cost of products sold	47,472,462	44,726,014
Selling, general and administrative	5,783,333	4,967,870
	53,255,795	49,693,884

Operating Income	2,802,340	1,072,841

Other Expense
Interest expense	(1,253,368)	(1,108,097)
Other	(120,520)	(2,470)
	(1,373,888)	(1,110,567)
Income (Loss) from Continuing Operations Before Income Taxes	1,428,452	(37,726)
Income Taxes	-	-
Net Income (Loss) from Continuing Operations	1,428,452	(37,726)
Loss from Discontinued Operations	(3,365,555)	(2,922,316)
Net Loss	$(1,937,103)	$(2,960,042)

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Share[a]
Continuing operations	$0.42	$(0.01)
Discontinued operations	(0.98)	(0.85)
Net loss	$(0.56)	$(0.86)

See Notes to Consolidated Financial Statements

____________________
a Basic earnings per share and diluted earnings per share are the same.

Index

Fansteel Inc.
Consolidated Balance Sheet

	September 30, 2007 (Unaudited)	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$19,222	$17,672
Accounts receivable, less allowance of $290,000 and $408,000 at September 30, 2007 and December 31, 2006, respectively	10,873,467	11,449,317
Inventories
Raw material and supplies	1,751,091	1,285,758
Work-in process	9,155,830	7,525,358
Finished goods	545,004	549,687
Total inventories	11,451,925	9,360,803
Prepaid expenses	479,942	1,466,475
Total current assets	22,824,556	22,294,267

Property, plant and equipment
Land	917,419	917,419
Buildings	4,027,296	4,027,059
Machinery and equipment	7,983,064	7,092,493
	12,927,779	12,036,971
Less accumulated depreciation	3,921,045	3,162,552
Net property, plant and equipment	9,006,734	8,874,419

Other assets
Deposits	661,299	880,450
Reorganization value in excess of amounts allocable to identified assets	12,893,734	12,893,734
Property held for sale	1,195,000	1,802,500
Other	327,201	289,796
Total other assets	15,077,234	15,866,480

	$46,908,524	$47,035,166

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	September 30, 2007 (Unaudited)	December 31, 2006

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$9,363,048	$8,459,078
Accrued liabilities	6,739,044	6,440,003
Short-term borrowings	14,036,699	13,357,786
Current maturities of long-term debt	973,537	1,062,750
Total current liabilities	31,112,328	29,319,617

Long-term debt, less current maturities	5,960,643	4,838,630

Other liabilities
Environmental remediation	21,152,416	22,428,823
Non-current pension liability	917,872	917,872
Total other liabilities	22,070,288	23,346,695

Total liabilities	59,143,259	57,504,942

Minority interest	176,843	-

Shareholders' equity (deficit)
Common stock, par value $0.01 Authorized 3,600,000 shares, issued and outstanding 3,420,000	34,200	34,200
Capital in excess of par value	296,314	296,314
Accumulated deficit	(12,387,262)	(10,450,159)

Other comprehensive loss
Foreign currency translation	(11,666)	(6,967)
Accumulated unfunded pension liability	(343,164)	(343,164)
Total other comprehensive loss	(354,830)	(350,131)

Total shareholders’ deficit	(12,411,578)	(10,469,776)

Total liabilities and shareholders' deficit	$46,908,524	$47,035,166

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
Cash Flows From Operating Activities:
Net loss	$(1,937,103)	$(2,960,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	759,015	733,872
Compensation expense	176,843	-
Accretion on long-term debt and other liabilities	168,481	234,762
Loss from discontinued operations	3,365,555	2,922,316
Loss from disposals of property, plant and equipment	689	-
Change in assets and liabilities:
Decrease (increase) in accounts receivable	575,850	(2,435,302)
(Increase) in inventories	(2,091,122)	(2,403,990)
Decrease in prepaid expenses	987,393	910,752
Increase in accounts payable and accrued liabilities	726,814	2,422,247
(Decrease) increase in income taxes payable	(3,838)	5,657
Decrease (increase) in other assets	181,746	(102,751)
Net cash provided by (used in) operating activities	2,910,323	(672,479)
Cash Flows From Investing Activities:
Capital expenditures	(892,019)	(1,054,604)
Net cash used in investing activities	(892,019)	(1,054,604)
Cash Flows From Financing Activities:
Proceeds from short-term borrowing	679,032	4,264,940
Proceeds from long-term borrowing	1,600,000	-
Payments on long-term debt	(232,795)	(219,523)
Net cash provided by financing activities	2,046,237	4,045,417
Net Increase in Cash and Cash Equivalents from Continuing Operations	4,064,541	2,318,334
Cash Flows of Discontinued Operations:
Operating cash flows	(4,062,991)	(3,080,431)
Total Cash Flows of Discontinued Operations	(4,062,991)	(3,080,431)
Net Increase (Decrease) in Cash and Cash Equivalents	1,550	(762,097)
Cash and Cash Equivalents at Beginning of Period	17,672	791,453
Cash and Cash Equivalents at End of Period	$19,222	$29,356

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,004,823	$735,000
Income taxes (refunds)	3,838	(5,657)

See Notes to Consolidated Financial Statements

Index

Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

The consolidated financial statements as of and for the periods ending September 30, 2007 and September 30, 2006 of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results during the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In the 2006 Annual Report on Form 10-K, the Company disclosed 2006 Comprehensive Loss of $5,604,300, which included the adoption of SFAS 158. Comprehensive Loss for 2006 should not have included the impact of adopting SFAS 158. The effect of adopting SFAS 158 should have been only included in Accumulated Other Comprehensive Loss. The correct Comprehensive Loss for 2006 should have been $5,261,136. The Company will correct the 2006 Comprehensive Loss when it publishes its 2007 Annual Report on Form 10-K.

Index

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
Numerator:	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net loss	$(1,042,126)	$(2,047,132)	$(1,937,103)	$(2,960,042)
Denominator:
Denominator for basic earnings per share-weighted average shares	3,420,000	3,420,000	3,420,000	3,420,000
Effect of dilutive securities:
Employee stock options	-	-	-	-
Employee restricted stock	-	-	-	-
Denominator:
Denominator for diluted earnings per share – weighted average shares	3,420,000	3,420,000	3,420,000	3,420,000
Basic earnings per share	$(0.30)	$(0.60)	$(0.56)	$(0.86)
Diluted earnings per share	$(0.30)	$(0.60)	$(0.56)	$(0.86)

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

During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility.  Pursuant to the Reorganization Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility.  In December 2003, the NRC approved the issuance of an amended NRC License and related Decommissioning Plan to FMRI.  At January 23, 2004, the liability for the environmental remediation was $38.7 million, and the recorded discounted liability using a discount rate of 11.3% as part of fresh-start accounting, was $19.2 million.   In 2005, FMRI began removal of the residues under phase 1 of the decommissioning plan, which is expected to remove over 80% of the radioactive contaminated residues. In 2005 and 2006, the Company received insurance recoveries from its insurers of which $768,000 and $70,000, respectively, of net insurance recoveries were allocated for a prepayment of the inter-company FMRI $30.6 million note, which in turn was used to reduce its borrowing from the Decommissioning Trust. Phase 1 is behind schedule, but continues in 2007.  At September 30, 2007 and December 31, 2006, the gross estimated liability was $28,043,000 and $30,971,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $16,915,000 and $18,106,000, respectively.

Lexington Facility

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility.  To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare.  In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that the Predecessor Company submit a plan for further characterization of the facility.  The Predecessor Company submitted a letter to the KNREPC in September 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility.  On September 12, 2007, FLRI received notice that the Kentucky Department for Environmental Protection had accepted the site characterization report that had been submitted and that FLRI should prepare the Corrective Action Plan for the site. An estimated $1.78 million to perform the remedial activities was determined and a liability in that amount was recorded at January 23, 2004.  In September 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1.78 million note. At September 30, 2007 and December 31, 2006, the gross estimated liability was $1,204,000 and $1,233,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,165,000 and $1,129,000, respectively.

Index

The land and building of the Lexington facility are included on the balance sheet as property held for sale at $720,000, which includes a reduction of $608,000 made in September 2007 based on the latest appraisal of its current market value. A number of third parties had expressed interest in purchasing this facility.  In the second quarter of 2007, FLRI entered into a right of first refusal agreement to purchase the property with a third party for their maintenance of the site. On November 1, 2007, FLRI executed a lease with an option to purchase with this third party.

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

North Chicago Facility

In September 2000, the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Predecessor Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site").  The Predecessor Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003.  The proposed remedial actions at the North Chicago Facility were estimated to cost $2.17 million, for which a liability was recorded at January 23, 2004 as part of the bankruptcy reorganization for a newly formed special purpose subsidiary, North Chicago, Inc (“NCI”).  On March 7, 2005, NCI sold the real property to the City of North Chicago (the “City”), transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning nine months after issuance. In September 2005, the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a prepayment of the note delivered to the EPA.  The Company has made all the payments due under the promissory note as of September 30, 2007, and therefore, there is no further liability.  At December 31, 2006, the gross estimated liability was $192,000 and the recorded discounted liability, using a discount rate of 11.3%, was $147,000.

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

Discontinued operations reported losses of $1,487,000 and $1,079,000 for the three months ended September 30, 2007 and September 30, 2006, respectively, and $3,366,000 and $2,922,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively.  In the third quarter 2007, the Company wrote-down the value of property held for sale at the FLRI facility by $608,000 based on an updated appraisal. The remaining losses for all time periods relate primarily to the accretion of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan.

Note 4 - Other Environmental Remediation

Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman.  At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,147,000 from 2005 to 2009.  At September 30, 2007 and December 31, 2006 the gross estimated liability was $1,935,000 and $2,057,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,872,000 and $1,934,000, respectively.

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand.  It is anticipated that, based upon recent projections by third-party consultants, Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. The recorded discounted liability, using a discount rate of 11.3%, at September 30, 2007 and December 31, 2006 was $598,000 and $551,000, respectively.

In October 2000, Wellman provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site.  The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment.  Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment.  Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill.  However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time.  The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at September 30, 2007 and December 31, 2006 was $560,000 and $518,000, respectively.

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

Index

Note 5 - Debt

In order to increase the Company’s liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its subsidiary, Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005 with an original principal amount of $15,000,000. As the Company’s businesses have grown, so have the Company’s needs for funding working capital, capital expenditures and other requirements. With the corresponding increase in its borrowing base, consisting of accounts receivable, inventories and machinery and equipment, the Company sought to increase its revolving line of credit above the $15 million level. Accordingly, this loan agreement with Fifth Third Bank was amended on December 4, 2006.

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

On June 5, 2007 the Company and Fifth Third Bank again amended the loan facility, increasing the maximum revolving loan amount to $22.5 million.  Revolving loans were amended to include $1.5 million for borrowing that is not subject to the borrowing base limits.  Amounts borrowed as part of the $1.5 million were charged interest at prime rate plus one percentage point.  The $1.5 million borrowing revolving note was scheduled to terminate on September 30, 2007.

On September 12, 2007, the Company amended its Loan and Security Agreement with Fifth Third Bank for the third time.  Under this amended loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to $21.5 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment until March 2, 2009. Revolving loans were amended to eliminate $1.5 million for borrowing that is not subject to the borrowing base limits.  A term loan for a maximum of $3 million was added to the loan facility.  Draws on the term loan can be made until February 29, 2008.  Interest on the term loan is at 13%.  The term loan includes a success fee of 3% to 7% of principal amount repaid before March 2, 2009 depending on when the repayment occurs. Fansteel Inc. pledged its 1,000 shares of Wellman stock as security for the term loan.

At September 30, 2007 the Company had letters of credit of $770,000 under its Loan and Security Agreement with Fifth Third Bank for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. The Company’s credit availability was $2,834,000 at September 30, 2007.  Borrowing under the revolving line of credit is included as short-term borrowings, while the term loan under the credit facility is included in long-term debt.

Index

Note 6 - Income Taxes

Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Valuation allowances are established in accordance with provisions of FASB Statement No. 109, “Accounting for Income Taxes”.  The valuation allowances are attributable to federal and state deferred tax assets.

At September 30, 2007 and December 31, 2006, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $22.1 million that expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards as the net operating loss carry-forwards are not anticipated to be realized before expiration.

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

Financial information concerning the Company's segments is as follows:

	Three Months Ended		Nine Months Ended
Net Sales:	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Advanced Structures	$10,502,156	$10,174,556	$31,912,545	$30,410,737
Industrial Metal Components	8,014,673	6,710,336	24,145,590	20,355,988
Total Net Sales	$18,516,829	$16,884,892	$56,058,135	$50,766,725

Operating Income (Loss):
Advanced Structures	$887,732	$165,729	$2,286,579	$2,823,595
Industrial Metal Components	136,657	(711,396)	1,101,314	(1,750,754)
Corporate	(19,996)	-	(585,553)	-
Total Operating Income (Loss)	$1,004,393	$(545,667)	$2,802,340	$1,072,841

Intersegment sales are accounted for at prices equivalent to the competitive market prices for similar products.

Index

Corporate incurred $20,000 in the third quarter 2007 and $586,000 for the nine months ended September 30, 2007 for expenses related to unusual professional fees for an investigation by a special committee of the Board of Directors that are not allocable to the operating segments. Corporate did not have any of these expenses in 2006.

The identifiable assets by business segment, for the periods indicated, are set forth below:

Identifiable assets:	September 30, 2007	December 31, 2006
Advanced Structures	$19,069,791	$18,581,014
Industrial Metal Components	11,324,618	10,562,719
Corporate	14,774,413	14,853,488
Discontinued	1,739,702	3,037,945
Total Assets	$46,908,524	$47,035,166

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

	Three Months Ended		Nine Months Ended
Depreciation and amortization:	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Advanced Structures	$139,554	$98,680	$378,135	$296,040
Industrial Metal Components	132,767	144,628	367,112	428,436
Corporate	4,608	3,202	13,768	9,396
Discontinued	-	7,860	-	23,580
Total depreciation and amortization	$276,929	$254,370	$759,015	$757,452

Capital expenditures:
Advanced Structures	$159,732	$314,198	$496,255	$857,631
Industrial Metal Components	166,522	118,319	394,646	187,720
Corporate	-	2,662	1,118	9,253
Total capital expenditures	$326,254	$435,179	$892,019	$1,054,604

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

Results of Operations

Three Months Ended September 30, 2007 As Compared To Three Months Ended September 30, 2006

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Advanced Structures	$10,502,156	$10,174,556
Industrial Metal Components	8,014,673	6,710,336
	$18,516,829	$16,884,892

The Company’s consolidated net sales for the three months ended September 30, 2007 increased $1.6 million, or 9.7%, compared to the three months ended September 30, 2006. Most of the improvement came from the Industrial Metal Components segment for sales of investment castings. Included in this improvement were higher material surcharges, which accounted for 20.5% of the overall increase in sales.

Advanced Structures’ net sales for the three months ended September 30, 2007 increased by $328,000, or 3.2%, compared to the three months ended September 30, 2006.  Strong demand for helicopter, private jet and NASCAR parts increased casting sales by $1.2 million or 14.8%, which were partially offset by reduced tooling sales for new programs.

Industrial Metal Components' net sales for the three months ended September 30, 2007 increased $1.3 million, or 19.4%, compared with the three months ended September 30, 2006.  The increase was mainly attributable to investment casting sales, which increased by 28.9%, primarily for new diesel engine programs for trucks and buses and for flow control components used in oil and chemical industries. Powdered metal component sales improved by 3.6% due to increased sales to the lawn and garden market. Included in segment sales are surcharges for increased metal costs in the quarter ended September 30, 2007 of $1.2 million, which were $334,000 higher than the quarter ended September 30, 2006 due to significant increases in brass, bronze and stainless steel prices.

Index

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Three Months Ended September 30, 2007	% Of Net Sales	Three Months Ended September 30, 2006	% Of Net Sales
Advanced Structures	$8,938,524	85.1%	$9,121,887	89.7%
Industrial Metal Components	6,927,384	86.4%	6,616,746	98.6%
	$15,865,908	85.7%	$15,738,633	93.2%

Cost of products sold of $15.9 million for the three months ended September 30, 2007 increased by $127,000 compared to $15.7 million for the three months ended September 30, 2006. As a percent of sales, cost of products sold at 85.7% for the three months ended September 30, 2007 improved from 93.2% for the three months ended September 30, 2006. For the three months ended September 30, 2006, cost of products sold at both the sand casting and investment casting operations were unusually high due to production issues that were addressed prior to the 2006 year-end and have not had a significant impact on 2007 results.

In the Advanced Structures segment, cost of products sold of $8.9 million for the three months ended September 30, 2007 decreased $183,000 compared with cost of products sold of $9.1 million for the three months ended September 30, 2006. As a percent of net sales, cost of products decreased by 4.6 points for the three months ended September 30, 2007 compared with the three months ended September 30, 2006. Cost of products sold in the three months ended September 30, 2007 benefitted from lower scrap and rework costs as these costs were unusually high in the three months ended September 30, 2006 due to significant problems with throughput resulting from hot and humid weather. Results in 2006 included the benefits of $100,000 in training grant money, which reduced cost of products sold by 1.0 percentage point for the three months ended September 30, 2006.

The Industrial Metal Components’ cost of products sold increased to $6.9 million for the three months ended September 30, 2007 compared to cost of products sold of $6.6 million for the three months ended September 30, 2006.  As a percent of net sales, cost of products were 86.4% for the three months ended September 30, 2007 compared with 98.6% for the three months ended September 30, 2006. The third quarter of 2006 included unusual charges of $258,000 for expedited freight, inspection costs and scrap related to production issues with a major customer at the investment casting operation that increased cost of products sold for the segment by 3.8 percentage points. Tighter control of costs in the three months ended September 30, 2007 provided additional benefit to this segment.

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

Index

	Three Months Ended September 30, 2007	% Of Net Sales	Three Months Ended September 30, 2006	% Of Net Sales
Advanced Structures	$675,900	6.4%	$886,940	8.7%
Industrial Metal Components	950,632	11.9%	804,986	12.0%
Corporate	19,996	-	-	-
	$1,646,528	8.9%	$1,691,926	10.0%

Selling, general and administrative expenses for the three months ended September 30, 2007 were $1,647,000, a decrease of $45,000 over the three months ended September 30, 2006 expenses of $1,692,000. As a percent of sales, selling, general and administrative expenses decreased to 8.9% in the three months ended September 30, 2007 compared with 10.0% for the three months ended September 30, 2006.

In the Advanced Structures segment, selling, general and administrative expenses for the three months ended September 30, 2007 decreased by $211,000 compared with the three months ended September 30, 2006. As a percent of sales, selling, general and administrative expenses decreased to 6.4% in the three months ended September 30, 2007 compared to 8.7% in the three months ended September 30, 2006. Selling expenses benefited from an $88,000 recovery of bad debts in the three months ended September 30, 2007, while expenses for the three months ended September 30, 2006 included a charge of $141,000 to reserve for a disputed customer accounts receivable.

Selling, general and administrative expenses for Industrial Metal Components segment for the three months ended September 30, 2007 increased $146,000 compared with the three months ended September 30, 2006. The increase is primarily related to higher costs related to commissions, health insurance, incentive compensation and professional fees related to employee recruitment and management training. Selling, general and administrative expenses as a percent of sales remained level at 11.9% for the three months ended September 30, 2007 compared with 12.0% for the three months ended September 30, 2006.

Corporate selling, general and administrative expenses (not allocated to operations) were $20,000 for the three months ended September 30, 2007 compared with $0 for the three months ended September 30, 2006. Expenses in 2007 were for unusual professional fees for an investigation by a special committee of the Board of Directors.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Three months Ended September 30, 2007	Three months Ended September 30, 2006
Advanced Structures	$887,732	$165,729
Industrial Metal Components	136,657	(711,396)
Corporate	(19,996)	-
	$1,004,393	$(545,667)

Index

Operating income for the three months ended September 30, 2007 increased by $1.5 million compared to the three months ended September 30, 2006. Results for the three months ended September 30, 2007 improved over the three months ended September 30, 2006, which was negatively impacted by poor operating performances at both segments, along with charges of $400,000 related to bad debts and customer startup costs.

Advanced Structures operating income of $888,000 for the three months ended September 30, 2007 increased from operating income of $166,000 for the three months ended September 30, 2006. Higher sales volume, lower operating costs and a bad debt recovery for the three months ended September 30, 2007 provided most of the improvement. Operating income in the third quarter of 2006 included $100,000 of training grants from the state of Iowa.

Industrial Metal Components had operating income of $137,000 for the three months ended September 30, 2007 compared to an operating loss of $711,000 for the three months ended September 30, 2006.  Higher investment casting sales and lower operating costs provided much of the improvement for the three months ended September 30, 2007 compared with September 30, 2006. Results for the three months ended September 30, 2006 were also negatively impacted by customer startup costs of $258,000. Material surcharges had a 2.4 percentage point negative impact on margins in this segment.

Corporate’s operating loss of $20,000 for the three months ended September 30, 2007 related to unusual professional fees for an investigation by a special committee of the Board of Directors that are not allocable to the operating segments. Unallocated operating expenses for Corporate for the three months ended September 30, 2006 were $0.

Other Expenses

The following table sets forth the combined other income (expenses) of the Company included in the consolidated statement of operations:

	Three months Ended September 30, 2007	Three months Ended September 30, 2006
Interest expenses	$(492,754)	$(414,091)
Other	(66,453)	(8,524)
	$(559,207)	$(422,615)

Other expense increased $137,000 in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, as interest expense was higher by $79,000 due to the increased level of borrowing. Other expenses also increased by $58,000 at the investment casting operation due to losses on foreign currency translation.

Discontinued Operations

Discontinued operations reported a loss of $1,487,000 in the three months ended September 30, 2007 and a loss of $1,079,000 in the three months ended September 30, 2006. Third quarter 2007 losses included $608,000 to write-down the value of property held for sale at the FLRI facility based on an updated appraisal. The remainder of the losses for both time periods relate primarily to the accretion of discounted environmental liabilities arising from the Company’s unsecured note obligations to its special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation for the terminated pension plan

Index

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets, except for the gain in discontinued operations from the carry-back refund from the net operating loss related to environmental liabilities.

Net Income (Loss)

The Company had a net loss of $1.0 million for the three months ended September 30, 2007 and a net loss of $2.0 million for the three months ended September 30, 2006.

2007 Nine Months As Compared To 2006 Nine Months

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Advanced Structures	$31,912,545	$30,410,737
Industrial Metal Components	24,145,590	20,355,988
	$56,058,135	$50,766,725

Consolidated net sales for the nine months ended September 30, 2007 increased $5.3 million, or 10.4%, from the first nine months of 2006.  Included in net sales for the nine months ended September 30, 2007 are surcharges of $3.5 million compared with $2.1 million for the nine months ended September 30, 2006.   The remainder of the improvement came from investment castings sales in the Industrial Metal Components segment along with strong sand casting sales in the Advanced Structures segment.

In the Advanced Structures segment, net sales for the nine months ended September 30, 2007 increased by $1.5 million, or 4.9%, compared to the nine months ended September 30, 2006.   Helicopter, NASCAR and commercial air product sales provided the majority of the increase, partially offset by decreases in sales to the regional and private jet markets.  Improvements in these product lines were more than enough to offset the May 2006 loss of a key contract for missile components that accounted for $2.0 million in sales for the nine months ended September 30, 2006.

Compared with $20,356,000 in sales for the nine months ended September 30, 2006, Industrial Metal Components' net sales of $24,146,000 for the nine months ended September 30, 2007 increased $3.8 million, or 18.6%. Included in segment sales for the nine months ended September 30, 2007 are surcharges for increased metal costs for brass, bronze and stainless steel of $3.5 million, which were $1.4 million higher than the nine months ended September 30, 2006. The remainder of the increase was due to strong investment casting sales, with diesel engine product sales providing the majority of the increase along with improvement in most other product lines.  Net sales of powdered metal components were flat with increased sales to hardware customers and lawn and garden customers being offset by decreased sales to heavy duty truck and recreational vehicle customers.

Index

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Nine Months Ended September 30, 2007	% Of Net Sales	Nine Months Ended September 30, 2006	% Of Net Sales
Advanced Structures	$27,248,670	85.4%	$25,097,640	82.5%
Industrial Metal Components	20,223,792	83.8%	19,628,374	96.4%
	$47,472,462	84.7%	$44,726,014	88.1%

Cost of products sold of $47.5 million for the nine months ended September 30, 2007 increased by $2.7 million, or 6.1%, compared to $44.7 million for the nine months ended September 30, 2006, largely due to the increase in sales volume. As a percent of net sales, cost of products sold improved to 84.7% for the nine months ended September 30, 2007 compared with 88.1% for the nine months ended September 30, 2006, with improvement coming from reduced manufacturing costs.

In the Advanced Structures segment cost of products sold were $27.2 million for the nine months ended September 30, 2007 compared with cost of products sold of $25.1 million for the nine months ended September 30, 2006, an increase of $2.1 million. Cost of products sold increased due to higher volume and technically more demanding product mix which resulted in higher scrap and rework in 2007, along with no training grant monies received in the first nine months of 2007 compared with $717,000 received in the first nine months of 2006. As a percent of net sales, cost of products increased by 2.9 points in the first nine months of 2007 compared with the first nine months of 2006, with training monies reducing 2006 costs by 2.4 percentage points.

The Industrial Metal Components’ cost of products sold were $20.2 million for the nine months ended September 30, 2007 compared to cost of products sold of $19.6 million for the nine months ended September 30, 2006.  As a percent of net sales, cost of products improved to 83.8% for the first nine months of 2007 compared with 96.4% for the first nine months of 2006. Results in 2006 included unusual charges of $1,054,000 at the investment casting operation for expedited freight, inspection costs and scrap related to the start-up of new customer parts.  The balance of the improvement was due primarily to the higher volume at the investment casting operation along with cost reductions at both the investment casting and powder metal plants.

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

Index

	Nine Months Ended September 30, 2007	% Of Net Sales	Nine Months Ended September 30, 2006	% Of Net Sales
Advanced Structures	$2,377,296	7.4%	$2,489,502	8.2%
Industrial Metal Components	2,820,484	11.7%	2,478,368	12.2%
Corporate	585,553	NA	-	NA
	$5,783,333	10.3%	$4,967,870	9.8%

Selling, general and administrative expenses for the first nine months of 2007 were $5,783,000, an increase of $815,000 over the first nine months of 2006 expenses of $4,968,000. Despite the increase in sales volume, selling, general and administrative expenses increased to 10.3% of net sales in the first nine months of 2007 compared with 9.8% as a percent of sales for the first nine months of 2006 due largely to $586,000 in unusual professional fees incurred in the second and third quarters of 2007.

In the Advanced Structures segment, selling, general and administrative expenses for the nine months ended September 30, 2007 were $2,377,000 compared with $2,490,000 for the nine months ended September 30, 2006. As a percent of sales, selling, general and administrative expenses improved to 7.4% in the first nine months of 2007 from 8.2% in the first nine months of 2006.  Selling expenses decreased as the nine months ended September 30, 2007 included $88,000 for bad debt recoveries while the nine months ended September 30, 2006 included $181,000 of bad debt expense. Partially offsetting this improvement was compensation expense of $164,000 for the second quarter 2007 grant of 12 shares of stock to key managers of Wellman Dynamics Corporation, a 98.8% owned subsidiary (after the grant) of Fansteel Inc., which is included in this segment.

Selling, general and administrative expenses for the Industrial Metal Components segment for the nine months ended September 30, 2007 increased $342,000 compared with the nine months ended September 30, 2006 as a result of higher payroll, incentive compensation, employee activities and professional fees.  As a percent of sales, selling, general and administrative expenses improved to 11.7% for the nine months ended September 30, 2007 compared with 12.2% for the nine months ended September 30, 2006 due to the volume increase.

Unallocated selling, general and administrative expenses for unusual professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors were $586,000 at Corporate for the nine months ended September 30, 2007 compared with $0 at September 30, 2006.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Advanced Structures	$2,286,579	$2,823,595
Industrial Metal Components	1,101,314	(1,750,754)
Corporate	(585,553)	-
	$2,802,340	$1,072,841

Index

Operating income for the nine months ended September 30, 2007 of $2.8 million, or 5.0% of sales, improved by $1.7 million, or 2.9 percentage points compared to operating income for the nine months ended September 30, 2006 of $1.1 million, or 2.1% of sales.  Excluding unusual items (in 2007, corporate professional fees of $586,000 and Advanced Structures segment compensation expense of $164,000 and in 2006 Industrial Metal Components segment customer start-up costs of $1,054,000 less Advanced Structures segment training grant monies of $717,000), operating income would have been $3,552,000, or 6.3% of sales, and $1,410,000, or 2.8% of sales, for the nine months ended September 30, 2007 and September 30, 2006, respectively, an improvement of $2.1 million or 3.5 percentage points.

Operating income of $2,287,000 in the Advanced Structures segment for the nine months ended September 30, 2007 decreased by $537,000 from operating income of $2,824,000 in the nine months ended September 30, 2006.   Despite the increase in volume for this segment, higher manufacturing costs, particularly scrap, had a negative impact along with compensation expense related to the granting of shares of stock to key management in this segment. Additionally, results for the first nine months of 2006 included $717,000 of training grants from the state of Iowa.

The Industrial Metal Components segment had operating income of $1,101,000 for the nine months ended September 30, 2007 compared to an operating loss of $1,751,000 for the nine months ended September 30, 2006.  The investment casting operation was the main reason for the income improvement to this segment based on the higher 2007 sales volume and the decrease in unusual charges for the start-up of new customer parts, which totaled $1,054,000 for the first nine months of 2006.  Despite flat sales, operating income for the powdered metal operation improved due to tighter expense control.

An operating loss of $586,000 for the nine months ended September 30, 2007 at Corporate resulted from unusual professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors that were not allocable back to the business segments. Corporate’s operating income was $0 for the nine months ended September 30, 2006.

Other Income (Expenses)

The following table sets forth the combined other income (expense) of the Company included in the consolidated statement of operations:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Interest expenses	$(1,253,368)	$(1,108,097)
Other	(120,520)	(2,470)
	$(1,373,888)	$(1,110,567)

Other expenses increased $263,000 in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, with increased borrowing in 2007 resulting in $145,000 of higher interest expense. Other expenses also increased $105,000 due to foreign currency translation at the investment casting operations and $13,000 due to minority interest related to Wellman Dynamics.

Index

Discontinued Operations

Discontinued operations reported losses of $3,366,000 and $2,922,000 in the nine months ended September 30, 2007 and September 30, 2006, respectively. The losses for both periods relate primarily to the accretion of discounted environmental liabilities arising from the Company’s unsecured note obligations to its special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation for the terminated pension plan. The 2007 loss also includes a write-down of $608,000 related to a reduction in value of property held for sale at the special purpose subsidiary, FLRI, Inc.

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

The Company had a net loss of $1,937,000 for the nine months ended September 30, 2007 and a net loss of $2,960,000 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

On September 30, 2007 and September 30, 2006, the Company had cash of $19,000 and $29,000 respectively.

Continuing operations provided cash of $4,065,000 for the first nine months of 2007, due mostly to improvements in working capital of $2,910,000 and borrowings from the Fifth Third revolving line of credit of $2,279,000. Excluding net borrowings, continuing operations provided $2,018,000 for the nine months ended September 30, 2007. Discontinued operations used $4,063,000 for the nine months ended September 30, 2007 primarily for funding the on-going environmental remediation at the Muskogee, Oklahoma property.

For the first nine months of 2006, continuing operations provided cash of $2,318,000, due largely to $4,265,000 in borrowings from the revolving line of credit with Fifth Third.  Excluding net borrowings, continuing operations used $1,727,000 for the nine months ended September 30, 2006. Discontinued operations used $3,080,000 for the nine months ended September 30, 2006 primarily for funding the on-going environmental remediation at the Muskogee, Oklahoma property.

Operating Activities

For the nine months ended September 30, 2007, operating activities provided $2,910,000 in cash with improvements in working capital coming from income from continuing operations, decreases in receivables, current assets and other assets along with increases in accounts payable and accrued liabilities.  During the nine months ended September 30, 2006 operating activities used $672,000, with increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities and decreases in prepaid expenses.

Index

Investing Activities

For the nine months ended September 30, 2007, investing activities used $892,000 for capital expenditures for both business segments. For the nine months ended September 30, 2006, investing activities used $1,055,000 for capital expenditures primarily in the Advanced Structures business segment.

Financing Activities

Financing activities provided $2,046,000 for the nine months ended September 30, 2007, compared to $4,045,000 for the nine months ended September 30, 2006. Net borrowings for the first nine months of 2007 from the revolving line of credit were $2,279,000, with payments of long-term debt of $233,000.  In the first nine months of 2006, net borrowing from the revolving line of credit was $4,265,000 and long-term debt payments were $220,000.

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

On June 5, 2007 the Company and Fifth Third Bank again amended the loan facility, increasing the maximum revolving loan amount to $22.5 million.  Revolving loans were amended to include $1.5 million for borrowing that is not subject to the borrowing base limits.  Amounts borrowed as part of the $1.5 million were charged interest at prime rate plus one percentage point.  The $1.5 million borrowing revolving note was scheduled to terminate on September 30, 2007.

On September 12, 2007, the Company amended its Loan and Security Agreement with Fifth Third Bank for the third time.  Under this amended loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to $21.5 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment until March 2, 2009. Revolving loans were amended to eliminate $1.5 million for borrowing that is not subject to the borrowing base limits.  A term loan for a maximum of $3 million was added to the loan facility.  Draws on the term loan can be made until February 29, 2008.  Interest on the term loan is at 13%.  The term loan includes a success fee of 3% to 7% of principal amount repaid before March 2, 2009 depending on when the repayment occurs. Fansteel Inc. pledged its 1,000 shares of Wellman stock as security for the term loan.

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

Index

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements and is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attributed. Accordingly, SFAS No. 157 does not require any new fair value measurements.  The Company is required to adopt SFAS No. 157 effective January 1, 2008, but does not expect it to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006, and for employers without publicly traded equity securities as of the end of the fiscal year ending after June 15, 2007. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS No. 158 effective December 31, 2006. The non-cash effect of the adoption resulted in an increase in total liabilities of $343,000 and a reduction in total shareholders’ equity of $343,000, net of tax.  The adoption of SFAS No. 158 did not affect the Company’s results of operations. In the 2006 Annual Report on Form 10-K, the Company disclosed 2006 Comprehensive Loss of $5,604,300, which included the adoption of SFAS No. 158. Comprehensive Loss for 2006 should not have included the impact of adopting SFAS No. 158. The effect of adopting SFAS No. 158 should have been only included in Accumulated Other Comprehensive Loss. The correct Comprehensive Loss for 2006 should have been $5,261,136. The Company will correct the 2006 Comprehensive Loss when it publishes its 2007 Annual Report on Form 10-K.

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

Inflation

Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits.  Significant portions of raw materials consumed by the Company are various steel alloys.  Price increases were experienced beginning in 2004 and these price increases have continued into 2007.  To offset these price increases, the Company began adding material surcharges in March 2004 and in 2007 the Company continues to add material surcharges. Material surcharges are a pass through of costs and do not include normal mark-up.  Material surcharges accounted for 6.2% of net sales for the nine months ended September 30, 2007 and 4.1% of net sales for the nine months ended September 30, 2006. Surcharges were 66% higher in the first nine months of 2007 compared to the first nine months of 2006.

Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

Index

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at September 30, 2007:

(In thousands)	Total	2007	2008	2009	2010	2011	After 2011
PBGC Note	$7,250	$-	$750	$750	$1,150	$1,150	$3,450
PA economic agencies notes	234	77	143	14	-	-	-
Operating leases	600	61	170	101	71	197	-
Fifth Third Credit Facility	15,637	-	-	15,637	-	-	-
Letters of credit	770	-	-	770	-	-	-
Environmental liabilities	33,466	775	2,620	2,290	2,586	1,836	23,359
Total	$57,957	$913	$3,683	$19,562	$3,807	$3,183	$26,809

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

The Fifth Third Credit facility has a renewal date of March 2, 2009.  The revolving line of credit requires immediate repayment from cash receipts.  Borrowings can be made as needed, based on availability.  Any outstanding term loan is repayable in full on the renewal date. The availability at September 30, 2007 was $2,834,000, compared with $1,360,000 at December 31, 2006.

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

Index

PART II.   OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

FMRI

On September 29, 2006 A&M Engineering and Environmental Services Inc. (“A&M”) filed suit in the District Court for Tulsa County, State of Oklahoma against FMRI, a special purpose subsidiary of Fansteel, and Penn Environmental & Remediation Inc (“Penn”).  On April 27, 2005, A&M and FMRI entered into a contract to excavate, dry, bag, stage and transport residue material to an acceptable offsite depository.  Penn was designated as the engineer for purposes of the contract.  In May 2006, FMRI was notified by A&M that they were canceling the transportation portion of the contract, but continued to perform under the balance of the contract.  A&M submitted change orders totaling $1.2 million under the contract that required approval by the engineer.  The changes orders were not approved.  A&M subsequently filed suit.  The contract provisions require the use of mediation for resolution before filing suit.  In November 2006, FMRI participated in failed meetings with A&M to stay their suit and enter into mediation.  On December 1, 2006, FMRI notified A&M that the contract was being terminated for cause.  Since A&M took no actions to commence cure efforts, the contract was terminated effective December 20, 2006 with FMRI expressly reserving its rights under the contract. On December 7, 2006, FMRI filed with the District Court for Tulsa County in response to the A&M complaint.  In these pleadings, FMRI objected to venue and requested transfer to Muskogee County and cited A&M for breach of contract, breach of change order, fraud, breach of implied duty of good faith and fair dealing, and sought damages including liquidation damages, project completion costs, and faulty work.  FMRI believes it has counter claims against A&M for amounts well in excess of the $1.2 million claimed by A&M.   Both sides have filed interrogatories and document requests for the suit.  A Scheduling Order was filed with the District Court of Tulsa County after a February 26, 2007 scheduling conference with the presiding judge.  The order includes a schedule for an evidentiary hearing with the judge from September 17 – 21, 2007 regarding A&M’s intentions to enjoin FMRI’s access to a portion of the Decommissioning Trust Fund (i.e., at least equal to A&M’s monetary claims against FMRI).  The briefs and responses for this hearing are to occur between June and August 2007.  Per this order, the actual jury trial for this suit is to be scheduled sometime after June 2008. On May 29, 2007, A&M filed another Notice to the Court stating that it will be unable to file its Motion on June 1, 2007 for Injunctive Relief in accordance with the Scheduling Order. A&M cited more time was needed to review documents. This notice also stated that A&M did not know what the delayed dates for these activities might be and therefore they are not rescheduling dates at this time. The first of the A&M depositions of FMRI personnel were scheduled to begin May 23 and 24, 2007. A&M also postponed these depositions and have not rescheduled them to date. In October 2007, A&M requested an120-day extension to the Scheduling Order. If granted (which is expected), this 120-day extension will move the start of expert briefs and reviews from January to late April 2008 and the date for the actual Jury Trial would be no earlier than November 1, 2008. FMRI cannot provide any assurance to a successful outcome and an unsuccessful outcome could hinder FMRI in its obligation to remediate the Muskogee Facility.  Any exposure is limited to FMRI and not Fansteel.

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

In October 2006 the Company filed a suit in the United States District Court for the Northern District of Illinois, Eastern Division, to recover monies owed from a customer for non-payment of $594,000 on a trade accounts receivable.  The customer claims $212,000 of the amount owed is not due, but has refused to pay any of the $594,000 accounts receivable owed.  Both parties agreed to mediation/arbitration, which began on July 11, 2007. On September 23, 2007, a settlement agreement was reached whereby the Company received a payment of $175,000 and then will receive $25,000 per month for twelve months until an additional $300,000 is received.  The settlement agreement does provide for the ability to receive security in property held by the owner of the customer if the monthly payments are defaulted.

In August 2007, the Company received notice that a former business of the Company was being added as party to a lawsuit involving a product liability issue with hard metal lung disease.  The Company’s insurance carriers have been notified and it is anticipated they will defend the Company.

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

Index

In addition to UTC and International Engine, the Company sells to several other customers that make up a significant portion of the Company’s total sales. While none of these other customers individually represent more than 10% of the Company’s net sales, as a group they make up a considerable portion of the Company’s total sales. Although it is not anticipated, the loss of UTC, International Engine or one or more of these other significant customers would have a substantial impact on the Company’s operations and profitability. While the Company has long-term relationships with these companies, there is no guarantee that these relationships will continue.  In addition, these customers are in the aerospace and automotive industries, which tend to be volatile. In particular, the United States automotive industry has been unstable in recent years, with several large automotive companies struggling financially and some filing Chapter 11 bankruptcy.

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

None.

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

FANSTEEL INC.
(Registrant)

/s/ Gary L. Tessitore
Gary L. Tessitore
November 12, 2007	President and Chief Executive Officer

/s/ R. Michael McEntee
R. Michael McEntee
Vice President and
November 12, 2007	Chief Financial Officer