Form 10-K
period 2007-12-31
FANSTEEL INC
filed 2008-03-31
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of  "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act(Check one).
Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).
Yes ☐   No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $665,354. The registrant has no non-voting common stock.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒     No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common Stock, $.01 par value	3,420,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

FANSTEEL INC.
FORM 10-K – INDEX
December 31, 2007
.

Index

	FANSTEEL INC. FORM 10-K – INDEX (Cont’d) December 31, 2007
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60

Item 9A(T)	Controls and Procedures	60

Item 9B	Other Information	61

PART III

Item 10	Directors, Executive Officers and Corporate Governance	62-65

Item 11	Executive Compensation	66-69

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70-71

Item 13	Certain Relationships and Related Transactions, and Director Independence	71

Item 14	Principal Accounting Fees and Services	71-73

PART IV

Item 15	Exhibits and Financial Statement Schedules	74-76

Signatures		77

Exhibit 31.1	Certification- Gary L. Tessitore
Exhibit 31.2	Certification- R. Michael McEntee
Exhibit 32.1	Certification

Index

PART I.

ITEM 1 – BUSINESS

Fansteel Inc. was founded in 1907 as a New York corporation and reincorporated under the laws of the State of Delaware in 1985.

Fansteel Inc. and its subsidiaries ("Fansteel" or the "Company") are manufacturers of engineered metal components using the sand castings, investment casting and powdered metal processes. Products manufactured are used in a variety of markets including military and commercial aerospace, automotive, energy, agricultural and construction machinery, lawn and garden equipment, marine, plumbing and electrical hardware, flow control, valve and pump, and general industrial.

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

FMRI can draw up to $4.5 million from an existing decommissioning trust owned by Fansteel established in accordance with the Amended Decommissioning Trust Agreement with the NRC.  The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million and provided certain terms and conditions are satisfied.  Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust.  On April 13, 2005, the decommissioning trust was amended, with the consent of the NRC, to allow additional draws of up to $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan.  The amounts of these additional draws are dependent upon, among other things, the weight of material disposed of offsite at the approved disposal site. In the second quarter of 2005, FMRI drew an additional $500,000 from the Trust.  In the third quarter of 2005, FMRI drew an additional $1,160,000 from the Trust.  In 2005, Fansteel prepaid $768,000 to FMRI from net insurance proceeds, which FMRI used to reduce amounts owing to the Trust. In 2006, FMRI drew an additional $652,000 and Fansteel prepaid $70,000 to FMRI from insurance proceeds. The net draws at December 31, 2006 was $2.0 million. In 2007, FMRI drew an additional $776,000 from the Trust, bringing total draws from the Trust to $2.8 million at December 31, 2007.

The NRC was also granted a pledge on the proceeds from any of the FMRI notes and benefits from an indemnity in its favor from FMRI with respect to Fansteel Inc.'s obligations under the notes.

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

On November 13, 2003 the City of North Chicago (the "City") and Fansteel executed an option agreement (the "Option") allowing the City to acquire the North Chicago Facility for $1.4 million.  Upon exercise of the Option, NCI was obligated under the Plan to transfer any funds received from the City to the United States Environmental Protection Agency (the "EPA") and was released from any and all of its obligations to implement the North Chicago response action under the North Chicago Consent Decree, subject to completing the environmental engineering/cost analysis report, and any outstanding notes issued and the obligation to issue the above-described contingent note by the Company to NCI was to be canceled.  In addition, the Company was obligated to issue and deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance.  On December 31, 2004, the City notified NCI that it was exercising its option.  On March 7, 2005, NCI sold the real property to the City, transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance.  The NCI Notes (including the obligation to issue a contingent note) were canceled, and the City entered into a six-month lease with monthly renewals at the same terms with Fansteel Inc. with respect to portions of the North Chicago Facility.  In July 2005 Fansteel prepaid $147,000 to the outstanding note issued to the EPA from net insurance proceeds received. On December 7, 2005, the Company ended its lease with the City for portions of the North Chicago Facility. On September 7, 2007, the Company made the final payment on the promissory note.

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

The land and building of the Lexington facility are included on the balance sheet as property held for sale at $720,000, which includes a reduction of $608,000 made in September 2007 based on the latest appraisal of its current market value, less costs to dispose. A number of third parties had expressed interest in purchasing this facility.  In the second quarter of 2007, FLRI entered into a right of first refusal agreement to purchase the property with a third party for their maintenance of the site. On November 1, 2007, FLRI executed a lease with an option to purchase at fair market value with this third party.

Index

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

For the years ended December 31, 2007 and December 31, 2006, the Company did not have any significant capital expenditures for environmental control facilities. Compliance with current environmental provisions did not have a material effect upon capital expenditures, earnings or the competitive position of Fansteel.

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

Index

Whitesell had been leasing the buildings of Washington Manufacturing until it vacated in December 2006 at which time the Company began to actively try to sell the Washington Manufacturing property and has classified it as property held for sale in the accompanying balance sheet.  In December 2006 the value of the property was reduced by $738,000 to reflect current market value, less selling costs. On January 22, 2008, the Company entered into an agreement with a buyer for the purchase of the remaining assets at the Washington Manufacturing facility for $475,000, which is approximately equal to the book value. The Company closed on the sale of this property on March 13, 2008.

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

Business segment information is incorporated by reference herein from the Notes to the Consolidated Financial Statements, Note 12.

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

		Percentage of Net Sales
Products	Business Segments	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Sand Castings	Advanced Structures	58%	59%	58%
Investment Castings	Industrial Metal Components	27%	24%	21%
Powdered Metal Components	Industrial Metal Components	15%	17%	21%

Index

At this time, there are no new products in production or in the development stage in continuing operations that require investment of a material amount of the Company's assets.

The most important raw materials used by the Company are magnesium, aluminum, iron, bronze, copper, stainless steel, and alloy steel.  Beginning in 2004, the Company started to experience price increases of some raw materials, particularly for stainless steel, copper, brass and bronze used in the Industrial Metal Components segment, and these material price increases have continued into 2007.   To offset these price increases, the Company began adding material surcharges in March 2004, and in 2007 the Company continues to add material surcharges where possible. There is no guarantee that the Company will be able to continue to pass these material surcharges on to its customers, and in fact, some customers have refused to accept these surcharges. Most raw materials are purchased from domestic sources. The Company believes that the sources and availability of these materials are adequate for present needs, although spot shortages of certain raw materials may occur from time to time.

The Company does not own any patents.

None of the operations of any business segment are seasonal, although a number of customers have summer and year-end shutdowns.

Working capital requirements for each business segment are substantial, but the Company's investment in working capital is fairly typical of the metal fabrication manufacturing industry.

The companies controlled by United Technologies Corporation (“UTC”) represent a significant customer for the Company, whose sales were 23%, 19%, and 15%, of total Company sales in 2007, 2006, and 2005, respectively. International Truck and Engine Corporation (“International Engine”), a subsidiary of Navistar International Corporation, is another significant customer for the Company, whose sales represented 10%, 10%, and 10% of total Company sales in 2007, 2006, and 2005.

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

The backlog of orders not shipped and believed to be firm as of the dates shown are set forth below:

	December 31, 2007	December 31, 2006
Advanced Structures	$58,813,529	$37,768,000
Industrial Metal Components	6,979,709	6,389,000
	$65,793,238	$44,157,000

In the Advanced Structures business segment, shipments are typically made between 1 and 24 months after an order is received. In the Industrial Metal Components segment, virtually all backlog is shippable in less than 12 months, generally within 3 months. The Company believes that approximately 84% of the backlog at December 31, 2007 will be shipped before the end of 2008.

Index

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

The Company employed 720 persons as of December 31, 2007.

Net sales and income of foreign operations and export sales are not significant. The Company has a wholly owned subsidiary, Fansteel de Mexico, which is a maquiladora located in Reynosa, Tamaulipas Mexico and is part of the Industrial Metal Components segment. This subsidiary only made sales to its parent company, Fansteel Inc.

Long-lived assets located at the Fansteel de Mexico facility, all of which are security for the PBGC note, are detailed below:

	December 31, 2007	December 31, 2006
Land	$600,000	$600,000
Building	1,267,000	1,217,000
Machinery and Equipment	1,144,000	1,106,000
	$3,011,000	$2,923,000
Accumulated Depreciation	851,000	679,000
Net Property Plant and Equipment	$2,160,000	$2,244,000

The Company considers the United States as one inseparable geographic area for its domestic operations.

ITEM 1A – RISK FACTORS

Investment in the Company’s securities involves a number of risks and uncertainties. Careful consideration should be given to the following risks, along with the cautionary statement regarding “forward-looking statements” in Part II, Item 7 of this report and other information included in this report, before purchasing the Company’s securities. Besides the risks listed below, the Company faces risks that are currently unknown or that are currently considered to be immaterial, but may also impact business or adversely affect the Company’s financial condition or results of operations.

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

Environmental Issues

The Company has significant environmental issues primarily related to special purpose entities included in discontinued operations, particularly in Muskogee, OK, that could have a material impact on the Company’s results. The ability of the Company to fund the clean up of this site could have a material adverse impact on the Company. For further details, see Note 4 Discontinued Operations including Certain Environmental Remediation.

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

The Company Has A Few Large Customers

The companies controlled by United Technologies Corporation (“UTC”) represent a significant customer for the Company, whose sales were 23%, 19%, and 15% of total Company sales in 2007, 2006, and 2005, respectively. International Truck and Engine Corporation (“International Engine”), a subsidiary of Navistar International Corporation, is another significant customer for the Company, whose sales represented 10%, 10%, and 10% of total Company sales in 2007, 2006, and 2005.

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

Material Prices

The Company started to experience raw material price increases beginning in 2004 and these material price increases have continued into 2007.  The Industrial Metal Components segment has been impacted particularly hard with some material prices nearly doubling from 2005 levels.  To offset these price increases, the Company began adding material surcharges in March 2004 and in 2007 the Company continues to add material surcharges. There is no guarantee that the Company will be able to continue to pass these material surcharges on to its customers, and in fact, some customers have refused to accept these surcharges. These customers’ margins are being analyzed to determine if their business is profitable enough to retain.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

Manufacturing facility locations and corresponding square footage at December 31, 2007 are as follows:

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

Index

The Company owns properties in Washington, Iowa, Lexington, Kentucky, and Muskogee, Oklahoma that are associated with operations discontinued in prior years. The Company is actively trying to sell the Washington, Iowa and Lexington, Kentucky properties and these properties are listed as property held for sale on the Balance Sheet. In the second quarter of 2007, FLRI entered into a right of first refusal agreement to purchase the Lexington property with a third party for their maintenance of the site. On November 1, 2007, FLRI executed a lease with an option to purchase with this third party. On January 22, 2008, the Company entered into an agreement with a buyer for the purchase of the remaining assets at the Washington Manufacturing facility. The Company closed on the sale of this property on March 13, 2008.

On March 7, 2005, the Company’s North Chicago facility, which was also associated with an operation discontinued in prior years, was sold to the City of North Chicago and portions of this facility were leased back by the City of North Chicago until the Company’s executive offices were relocated on November 22, 2005 to Deerfield, Illinois.  The Company leases their executive offices in Deerfield, Illinois.

ITEM 3 - LEGAL PROCEEDINGS

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

On December 7, 2006, FMRI filed with the District Court for Tulsa County in response to the A&M complaint.  In these pleadings, FMRI objected to venue and requested transfer to Muskogee County and cited A&M for breach of contract, breach of change order, fraud, breach of implied duty of good faith and fair dealing, and sought damages including liquidation damages, project completion costs, and faulty work.  FMRI believes it has counter claims against A&M for amounts well in excess of the $1.2 million claimed by A&M.   Both sides have filed interrogatories and document requests for the suit.  A Scheduling Order was filed with the District Court of Tulsa County after a February 26, 2007 scheduling conference with the presiding judge.  The order included a schedule for an evidentiary hearing with the judge from September 17 – 21, 2007 regarding A&M’s intentions to enjoin FMRI’s access to a portion of the Decommissioning Trust Fund (i.e., at least equal to A&M’s monetary claims against FMRI).  The briefs and responses for this hearing occurred between June and August 2007.  Per this order, the actual jury trial for this suit was to be scheduled sometime after June 2008.

On May 29, 2007, A&M filed another Notice to the Court stating that it would be unable to file its Motion on June 1, 2007 for Injunctive Relief in accordance with the Scheduling Order. A&M cited more time was needed to review documents. This notice also stated that A&M did not know what the delayed dates for these activities might be and therefore they are not rescheduling dates at this time. The first of the A&M depositions of FMRI personnel were scheduled to begin May 23 and 24, 2007. A&M also postponed these depositions and have not rescheduled them to date. In October 2007, A&M requested a 120-day extension to the Scheduling Order, which was subsequently granted and moved the start of expert briefs and reviews from January 2008 to late April 2008. The date for the actual Jury Trial would be no earlier than November 1, 2008.

Index

FMRI cannot provide any assurance to a successful outcome and an unsuccessful outcome could hinder FMRI in its obligation to remediate the Muskogee Facility.  Any exposure is limited to FMRI and not Fansteel.

Environmental Claims and Insurance Recoveries

Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Reorganization Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims.  The Department of Justice notified the Company on April 29, 2005 that the NRC and other interested federal agencies did consent to the following settlements: On May 26, 2005, the Company reached agreement with Zurich American Insurance Company and Zurich International (Bermuda) Ltd. (collectively, "Zurich") and on April 18, 2005 with KWELM Management Services Limited on behalf of the Scheme Administrator for KWELM in an insolvency proceeding under the laws of Great Britain and the Joint Liquidators for The Bermuda Fire & Marine Insurance Company (collectively, "KWELM"). Zurich agreed to a settlement providing for a cash settlement payment to the Company of $1.4 million, which was received on June 9, 2005.  KWELM agreed to a Notified Scheme Claim totaling $400,000. Cash distributions in respect of the claims would be paid out to the Company in accordance with KWELM's approved Scheme of Arrangement, which the Scheme administrator had represented that Fansteel could anticipate total cash payments equal to approximately 50% to 57% of its Notified Scheme Claim (approximately $200,000 - $228,000).  Payments from KWELM during 2005 were $330,304 and during 2006 were $5,349 for a total of $335,653, or 84% of the total claim.  The proceeds of the settlements were used in accordance with the Reorganization Plan to pay certain professional fees and expenses related to such settlements.  The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulted in prepayments under the FMRI Notes of $831,000, the FLRI Primary Note of $111,000 and the ED Note of $147,000 and payments aggregating $66,000 on account of EPA CERCLA claims.  In December 2007, the Company received a settlement payment from Hartford Insurance. The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulted in prepayments under the FMRI Notes of $50,000, and payments aggregating $17,000 on account of EPA CERCLA claims

Other Legal Actions

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

In October 2006 the Company filed a suit in the United States District Court for the Northern District of Illinois, Eastern Division, to recover monies owed from a customer for non-payment of $594,000 on a trade accounts receivable.  The customer claimed $212,000 of the amount owed was not due and refused to pay any of the $594,000 accounts receivable owed.  Both parties agreed to mediation/arbitration, which began on July 11, 2007. On September 23, 2007, a settlement agreement was reached whereby the Company received a payment of $175,000 and then will receive $25,000 per month for twelve months until an additional $300,000 is received.  The settlement agreement does provide for the ability to receive security in property held by the owner of the customer if the monthly payments are defaulted. In 2007, the customer was in compliance with the settlement agreement.

Index

In August 2007, the Company received notice that a former business of the Company was being added as party to a lawsuit involving a product liability issue with hard metal lung disease.  One of the Company’s insurance carriers is committed to defending the Company in this lawsuit.

From time to time, the Company is involved in routine litigation incidental to its business.  The Company is not a party to or aware of any pending or threatened legal proceeding that it believes would have a material adverse effect on its results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

Set forth below are the executive officers of the Company:

			Years of Service
Name	Age	Position with the Company and Principal Occupation	With Company	In Present Position
Gary L. Tessitore	63	President and Chief Executive Officer	9	9
R. Michael McEntee	54	Vice President and Chief Financial Officer	28	17

Index

PART II.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is available for trading under the ticker symbol FELI on the “pink sheets” published by Pink Sheets LLC.

The number of shareholders of the Company as of March 24, 2008 was 756. This number includes record holders and individual participants in security position listings.

The following table sets forth the quarterly high and low bid prices and dividend information of each quarter of the last fiscal year. The quotations below reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

(In dollars)	High	Low	Cash Dividends Declared
2007
First Quarter	$0.250	$0.100	$-
Second Quarter	0.230	0.150	-
Third Quarter	0.550	0.200	-
Fourth Quarter	0.520	0.050	-

2006
First Quarter	$1.800	$0.910	$-
Second Quarter	1.500	1.050	-
Third Quarter	1.350	0.500	-
Fourth Quarter	1.350	0.150	-

Under provisions of the notes to FMRI for funding environmental remediation, the Company is restricted from declaring or paying dividends.

Performance Graph

Pursuant to the Reorganization Plan, on the Effective Date, all common stock and options to purchase common stock of the Predecessor Company were canceled.  The Company's New Common Stock was deemed to have been issued on the Effective Date, actually issued on February 23, 2004 and did not begin trading on the "pink sheets" published by Pink Sheets LLC until February 24, 2004.

The following graph compares the cumulative total shareholder return on the New Common Stock to the cumulative total return of the NASDAQ Market Index, the CoreData Group 626 – Metals Fabrication Index and the CoreData Group 611 – Aerospace/Defense Products and Services Index for the period from February 24, 2004 to December 31, 2007.  The graph assumes that $100 was invested in the New Common Stock and each of the indices listed below on February 24, 2004 and that all dividends were reinvested.  The Company has compared its cumulative shareholder return with such CoreData Group Indices because its sales are concentrated in both categories.  The performance of the New Common Stock reflected below is not indicative of the Company's future performance.

Index

ITEM 6 - SELECTED FINANCIAL DATA

The table below summarizes certain selected financial data of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes.

	Successor Company				Predecessor Company
(In thousands except for per share data)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	11 months Ended December 31, 2004	1 month Ended January 23, 2004	Year Ended December 31, 2003
Net Sales	$74,838	$67,531	$56,348	$52,127	$2,696	$47,087
Income (Loss) from Continuing Operations (a)	1,254	(580)	858	1,345	57,941	(9,267)
Per Weighted Average Common Shares Outstanding: (b)
Income (loss) from continuing operations	0.37	(0.17)	0.25	0.39	6.66	(1.07)
Cash Dividends	-	-	-	-	-	-
Total Assets	47,208	47,035	43,205	40,448	46,097	48,489
Long-term Debt (c )	6,491	4,839	5,274	4,933	5,343	17,503

(a) Results in the one-month ended January 23, 2004 included a gain of $43,455,000 from the adoption of fresh start accounting and a gain of $15,048,000 from the discharge of debt from the Plan.
(b) Basic earnings per share and diluted earnings per share are the same.
(c) Long-term debt includes long-term debt classified under Liabilities Subject to Compromise on the Balance Sheet, which included $17,461,000 as of December 31, 2003. When the Company emerged from bankruptcy on January 23, 2004, they no longer had any Liabilities Subject to Compromise on the Balance Sheet, and thus, had no long-term debt classified as such.

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

Results of Operations

2007 As Compared To 2006

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Advanced Structures	$43,257,269	$39,960,093
Industrial Metal Components	31,580,735	27,570,450
	$74,838,004	$67,530,543

Consolidated net sales for the year ended December 31, 2007 increased $7.3 million, or 10.8%, from the year ended December 31, 2006.   Included in net sales for the year ended December 31, 2007 were material surcharges of $4.4 million compared with $3.0 million for the year ended December 31, 2006, an increase of $1.4 million.   The remainder of the improvement came from strong sand casting sales in the Advanced Structures segment along with higher sales of investment castings in the Industrial Metal Components segment.

Advanced Structures’ net sales for the year ended December 31, 2007 were higher by $3.3 million, or 8.3%, compared to the year ended December 31, 2006. Helicopter, NASCAR and military flight product sales provided the majority of the increase.  Improvements in these product lines were more than enough to offset the May 2006 loss of a key contract for missile components that accounted for $2.2 million in sales for the year ended December 31, 2006.  Tooling sales were also strong for military flight and military vehicle product lines further contributing to the sales improvement over the prior year.

The Industrial Metal Components' net sales for the year ended December 31, 2007 increased $4.0 million, or 14.5%, compared with the year ended December 31, 2006, with 34% of the increase related to material surcharges which the Company has added to offset the continued increase in material costs for brass, bronze and stainless steel.  The remainder of the increase was due to strong investment casting sales, with sales to the automotive market, primarily diesel engine components, providing the majority of the increase along with improvement in most other product lines. Net sales of powdered metal components showed a slight improvement of 0.7%, with increases in hardware, lawn & garden and automotive products partially offset by declines in heavy-duty trucks and recreational vehicles. Plant shutdowns and the discontinuing of selected vehicle lines by the major auto companies, as well as labor disruptions may have a negative impact on existing automotive business going forward.

Index

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2007	% Of Net Sales	Year Ended December 31, 2006	% Of Net Sales
Advanced Structures	$37,499,568	86.7%	$33,862,412	84.7%
Industrial Metal Components	26,801,621	84.9%	26,201,479	95.0%
	$64,301,189	85.9%	$60,063,891	88.9%

Cost of products sold of $64.3 million for the year ended December 31, 2007 increased by $4.2 million compared to $60.1 million for the year ended December 31, 2006 largely due to the higher volume. As a percent of net sales, cost of products sold improved to 85.9% for the year ended December 31, 2007 compared with 88.9% for the year ended December 31, 2006 due to cost reductions and reduced unusual charges, which were $1,165,000 at the investment casting operation for the year ended December 31, 2006.

Cost of products sold of $37.5 million in the Advanced Structures segment for the year ended December 31, 2007 increased $3.6 million compared with cost of products sold of $33.9 million in the year ended December 31, 2006. Cost of products sold increased due to higher volume and a technically more demanding product mix that resulted in higher scrap and rework in 2007. Additionally, no training grant monies were received in the year ended December 31, 2007 compared with $795,000 received in the year ended December 31, 2006. As a percent of net sales, cost of products increased by 2.0 points in the year ended December 31, 2007 compared with the year ended December 31, 2006. Training grant monies reduced 2006 cost of products sold by 2.0 percentage points.

The Industrial Metal Components’ cost of products sold were $26.8 million for the year ended December 31, 2007, an increase of $600,000 compared to cost of products sold of $26.2 million for the year ended December 31, 2006.  As a percent of net sales, cost of products were 84.9% for the year ended December 31, 2007 compared with 95.0% for the year ended December 31, 2006.  Cost of products sold in 2006 included unusual charges of $1,165,000 at the investment casting operation for expedited freight, inspection costs and scrap related to the start-up of new customer parts, which increased 2006 cost of sales by 4.2 percentage points. The increase in volume at the investment casting operation along with cost reductions at both the investment casting and powder metal plants provided further improvement in 2007.

Index

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2007	% Of Net Sales	Year Ended December 31, 2006	% Of Net Sales
Advanced Structures	$3,092,186	7.1%	$3,155,785	7.9%
Industrial Metal Components	3,738,287	11.8%	3,250,070	11.8%
Corporate	596,673	NA	-	NA
	$7,427,146	9.9%	$6,405,855	9.5%

Total selling, general and administrative expenses of $7.4 million for the year ended December 31, 2007 increased by $1.0 million, or 15.9%, over 2006 expenses of $6.4 million. As a percent of sales, selling, general and administrative expenses for the year ended December 31, 2007 increased to 9.9% compared with 9.5% for the year ended December 31, 2006.  Unusual professional fees incurred at Corporate of $597,000 accounted for a significant portion of the increase in selling, general and administrative expenses in 2007 and were nearly 1% of Company net sales.

In the Advanced Structures segment, selling, general and administrative expenses for the year ended December 31, 2007 decreased by $64,000, or 2.0%, compared with the year ended December 31, 2006 and as a percent of sales improved to 7.1% in 2007 compared with 7.9% in 2006. Selling expenses decreased as the year ended December 31, 2007 included $88,000 for bad debt recoveries while the year ended December 31, 2006 included $181,000 of bad debt expense. Partially offsetting this improvement was compensation expense of $164,000 for the second quarter 2007 grant of 12 shares of stock to key managers of Wellman Dynamics Corporation, a 98.8% owned subsidiary (after the grant) of Fansteel Inc., which is included in this segment.

Selling, general and administrative expenses in the Industrial Metal Components segment for the year ended December 31, 2007 increased by $488,000 compared with the year ended December 31, 2006, as a result of sales commissions, higher payroll, incentive compensation, employee activities and professional fees.  As a percent of sales, selling, general and administrative expenses remained flat at 11.8% for both years.

Corporate selling, general and administrative expenses were unallocated costs for professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors totaling  $597,000 for the twelve months ended December 31, 2007.  No such unallocated expenses were incurred in 2006.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2007	% Of Net Sales	Year Ended December 31, 2006	% Of Net Sales
Advanced Structures	$2,665,515	6.2%	$2,941,896	7.4%
Industrial Metal Components	1,040,827	3.3%	(1,881,099)	(6.8%)
Corporate	(596,673)	NA	-	NA
	$3,109,669	4.2%	$1,060,797	1.6%

Operating income of $3.1 million for the year ended December 31, 2007 increased by $2.0 million compared to operating income of $1.1 million for the year ended December 31, 2006. Excluding unusual items, (in 2007, corporate professional fees of $597,000 and Advanced Structures segment compensation expense of $164,000 and in 2006 Industrial Metal Components segment customer new product costs of $1,165,000 less Advanced Structures segment training grant monies of $795,000), operating income would have been $3,871,000, or 5.2% of sales, and $1,431,000, or 2.1% of sales, for the years ended December 31, 2007 and December 31, 2006, respectively, an improvement of $2,440,000 or 3.1 percentage points.

Index

Operating income of $2.7 million in the Advanced Structures segment for the year ended December 31, 2007 decreased by $276,000 compared with operating income of $2.9 million for the year ended December 31, 2006. Despite the increase in volume for this segment, higher manufacturing costs, particularly scrap, had a negative impact along with compensation expense incurred for the granting of shares of stock to key management in this segment. Additionally, results in the year ended December 31, 2006 were positively impacted by $795,000 in training grants received from the state of Iowa.

The Industrial Metal Components segment had operating income of $1,041,000 for the year ended December 31, 2007 compared to an operating loss of $1,881,000 for the year ended December 31, 2006. The investment casting operation was the main reason for the income improvement to this segment based on the higher 2007 sales volume and the decrease in unusual charges for the start-up of new customer parts, which totaled $1,165,000 in 2006.  Despite only a slight increase in sales, powdered metal operating income improved due to tighter expense control.

An operating loss of $597,000 for the year ended December 31, 2007 at Corporate resulted from unusual professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors that were not allocable back to the business segments.  All Corporate costs were allocated to the business segments in 2006.

Other Expenses

The following table sets forth the combined other expenses of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Interest expenses	$(1,705,219)	$(1,573,869)
Other	(150,239)	(66,655)
	$(1,855,458)	$(1,640,524)

Other expenses increased $215,000 in the year ended December 31, 2007 compared to the year ended December 31, 2006, with increased borrowing in 2007 resulting in $131,000 of higher interest expense. Other expenses also increased $67,000 due to foreign currency translation at the investment casting operations and $17,000 due to minority interest related to Wellman Dynamics.

Discontinued Operations

Discontinued operations reported losses of $3.8 million and $4.7 million for the years ended December 31, 2007 and December 31, 2006, respectively. The losses for both periods relate primarily to the accretion of discounted environmental liabilities arising from the Company’s unsecured note obligations to its special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation for the terminated pension plan. The 2007 loss also includes a write-down of $608,000 related to a reduction in value of property held for sale at the special purpose subsidiary, FLRI, Inc. Results in 2006 included a charge of $738,000 to write down the Washington Manufacturing property to market value.

Index

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

The Company had a net loss of $2.5 million for the year ended December 31, 2007 compared to a net loss of $5.3 million for the year ended December 31, 2006, with discontinued operations having a significant impact on the net loss in each year.

2006 As Compared To 2005

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Advanced Structures	$39,960,093	$32,440,020
Industrial Metal Components	27,570,450	23,907,485
	$67,530,543	$56,347,505

Consolidated net sales for the year ended December 31, 2006 increased $11.2 million, or 19.8%, from the year ended December 31, 2005. Both business segments experienced increases, with the Advanced Structures business segment showing the most improvement as it benefited from a strong aerospace market. Material surcharges, which the Company added to offset the continued rise in material costs in the Industrial Metal Components segment, accounted for $3.0 million, or 4.5% of the total 2006 sales volume.

Advanced Structures’ net sales for the year ended December 31, 2006 were higher by $7.5 million, or 23.2%, compared to the year ended December 31, 2005.  All product lines in this segment experienced improvements over 2005, except for the missile products line, which declined due to the loss of a program in the second quarter of 2006.  A number of new programs from aerospace customers resulted in strong tooling sales, which represented 23% of the sales growth in 2006.

The Industrial Metal Components' net sales for the year ended December 31, 2006 increased $3.7 million, or 15.3%, compared with the year ended December 31, 2005, with 44% of the increase related to material surcharges which the Company added to offset the continued increase in material costs.  Net sales of investment castings increased by $4.1 million, or 33.8%. The majority of this increase was due to higher sales of investment castings to automotive and flow control customers, partially offset by some volume decreases in other product lines. Additionally, material surcharges accounted for $1.6 million or 38% of the total increase in investment casting sales. Net sales of powdered metal components decreased $414,000, or 3.5%. Compared to 2005, material surcharges increased $884,000.  Exclusive of the material surcharges, powdered metal sales decreased by $1.3 million, or 11.5%, due to lower sales of automotive products, recreational vehicle parts, and lawn and garden products, with some improvements seen in the heavy truck and hardware markets.

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

Cost of products sold of $60.1 million for the year ended December 31, 2006 increased by $12.5 million compared to $47.5 million for the year ended December 31, 2005 as a result of the higher sales volume at both segments, coupled with higher material costs and unusual charges of $1,165,000 in the Industrial Metal Components business segment.

Cost of products sold of $33.9 million in the Advanced Structures segment for the year ended December 31, 2006 increased $7.4 million compared with cost of products sold of $26.5 million in the year ended December 31, 2005, primarily due to the higher sales volume. As a percent of net sales, costroducts sold increased by 2.9 points in this segment as manufacturing costs were higher as a result of product mix and production issues.

The Industrial Metal Components’ cost of products sold were $26.2 million for the year ended December 31, 2006 compared to cost of products sold of $21.0 million for the year ended December 31, 2005.  As a percent of net sales, cost of products increased to 95.0% for 2006 compared with 87.9% for 2005.  Cost of products sold increased due to the higher sales volume in this segment and unusual charges of $1,165,000 at the investment casting operation for expedited freight, inspection costs and scrap related to product issues with an existing customer and the start-up of new customer parts, which increased cost of products sold by 4.2 percentage points to net sales of this segment. Additionally, this segment has been negatively impacted by higher material costs, which in some cases have more than doubled since 2005.  Material surcharges, which do not include a mark-up, had a negative 0.6 percentage point impact on margins in 2006. Material costs have increased by 6.3 percentage points due to higher material prices as well as the mix of higher cost materials.

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

Index

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

Operating income of $1.1 million for the year ended December 31, 2006 decreased by $1.2 million compared to $2.3 million for the year ended December 31, 2005, due primarily to higher material costs and one-time unusual charges of $1,165,000 related to the start-up of new customer parts in the Industrial Metal Components business segment.

Operating income of $2.9 million in the Advanced Structures segment for the year ended December 31, 2006 was flat compared with operating income of $2.9 for the year ended December 31, 2005, despite the higher sales volume in 2006.   Results in 2006 were negatively impacted by higher manufacturing expenses and positively impacted by $795,000 in training grants received from the state of Iowa.

The Industrial Metal Components segment had an operating loss of $1,881,000 for the year ended December 31, 2006 compared to an operating loss of $622,000 for the year ended December 31, 2005.  The primary reason for the higher operating loss was unusual charges of $1,165,000 in 2006 at the investment casting operation related to product problems with an existing customer and the start-up of new customer parts.  A major process improvement initiative was implemented to restore this business to acceptable margins. Margins on certain parts were below expectations due to high material costs, but some of these low margin parts were replaced with more profitable parts in 2007.  The powdered metal operation experienced a loss for the year ended December 31, 2006 due to the lower sales volume and higher material costs. These higher material prices were not passed on to some major customers, primarily in the automotive markets, as surcharges were refused. An on-going review of all customers was undertaken to address those not providing satisfactory margins. While the material surcharges have a positive impact on sales volume, these surcharges, which are passed on to customers at cost, have not provided any corresponding improvements to margins.

Other Expenses

The following table sets forth the combined other expenses of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Interest expenses	$(1,573,869)	$(1,279,654)
Other	(66,655)	(52,033)
	$(1,640,524)	$(1,331,687)

Index

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

Discontinued Operations

Discontinued operations reported losses of $4.7 million and $2.3 million for the years ended December 31, 2006 and December 31, 2005, respectively.  The losses for both years relate primarily to the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries. Results in 2006 also included a charge of $258,000 to write down the receivable for the settlement of the purchase price for the December 2004 sale of Washington Manufacturing as well as a charge of $738,000 to write down the Washington Manufacturing property to market value. Results in 2005 were positively impacted by net insurance recoveries of $1.2 million and $155,000 for the favorable arbitration ruling regarding the valuation of the sale of Washington Manufacturing operation, reduced by additional costs of $129,000 for closing the sale of the North Chicago facility in March 2005.

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

Liquidity and Capital Resources

On December 31, 2007 and December 31, 2006, the Company had cash of $298,000 and $18,000 respectively.

Continuing operations provided cash of $4,787,000 for the year ended December 31, 2007, due mostly to improvements in working capital of $2,598,000 and borrowings from the Fifth Third revolving line of credit of $3,653,000. Excluding net borrowings of $3,340,000, continuing operations provided $1,447,000 for the year ended December 31, 2007. Discontinued operations used $4,506,000 for the year ended December 31, 2007 primarily for funding the on-going environmental remediation at the Muskogee, Oklahoma property.

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

Index

Operating Activities

For the year ended December 31, 2007, operating activities provided $2,598,000 in cash with improvements in working capital coming from decreases in receivables and other assets, increases in accounts payable and accrued liabilities partially offset by increases in inventories and other current assets.  Accounts receivable decreased by $931,000 due to strong collections and a 7-day decrease in days outstanding. Inventories increased by $1.1 million due to the higher sales volume and a decrease in inventory turns.   The majority of the inventory increase occurred in the Advanced Structures segment, which requires higher inventory levels due to the length of throughput times in the complicated sand casting process.

For the year ended December 31, 2006, operating activities provided $335,000 in cash. Accounts receivable increased by $2.1 million due to the increased sales volume and the 1-day increase in days outstanding. Inventories increased by $2.7 million also due to the higher sales volume and a decrease in inventory turns.   The majority of the inventory increase occurred in the Advanced Structures segment, which requires higher inventory levels due to the length of throughput times in the complicated sand casting process.  Accounts payable and accrued liabilities increased by $4.6 million due to higher volume and the timing of payments to trade vendors.

Investing Activities

For the year ended December 31, 2007, investing activities used $1,152,000 for capital expenditures, primarily for replacement equipment for both business segments. For the year ended December 31, 2006, investing activities used $1,684,000 for capital expenditures primarily in the Advanced Structures business segment for increased capacity and replacement equipment.

Financing Activities

Financing activities provided $3,340,000 for the year ended December 31, 2007, compared to $3,421,000 for the year ended December 31, 2006. Borrowings for the year ended December 31, 2007 from the revolving line of credit were $3,653,000 for funding operations, capital expenditures and environmental remediation of discontinued operations. Payments in 2007 of long-term debt of $313,000 were for loans from various economic agencies in Pennsylvania.  Short-term borrowings in 2006 from the revolving line of credit with Fifth Third Bank were $3,714,000. Payments of long-term debt were $293,000 for loans from various economic agencies in Pennsylvania.

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

On September 12, 2007, the Company amended its Loan and Security Agreement with Fifth Third Bank for the third time.  Under this amended loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to $21.5 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment until March 2, 2009. Revolving loans were amended to eliminate $1.5 million for borrowing that is not subject to the borrowing base limits.  A term loan for a maximum of $3 million was added to the loan facility.  Draws on the term loan could be made until February 29, 2008.  Interest on the term loan is at 13%.  The term loan includes a success fee of 3% to 7% of principal amount repaid before March 2, 2009 depending on when the repayment occurs. Fansteel Inc. pledged its 1,000 shares of Wellman stock as security for the term loan.

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

Excess reorganization value, initially determined as of the Effective Date, represents the excess of the Company's enterprise value over the aggregate fair value of the Company's tangible and identifiable intangible assets and liabilities at the balance sheet date.  Excess reorganization value is not amortized; however, it is evaluated at a minimum annually or when events or changes occur that suggest impairment in carrying value.

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

Index

Recent Accounting Pronouncements

In December 2007 Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141 (revised 2007), Business Combinations. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which the Statement is adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The effect of adopting SFAS 160 is not expected to be material.

In December 2007 the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets and liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141R requires, among other things, that the acquisition related costs be recognized separately from the acquisition. SFAS 141R is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting SFAS 141R will be dependent on the nature and the size of the acquisition completed after the adoption of SFAS 141R.

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of January 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to an item for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company is currently evaluating the irrevocable election of the fair value option pursuant to SFAS 159.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is partially effective for the Company beginning on January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. In February 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact of the adoption SFAS 157 on its financial statements.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” and was effective for employers with publicly traded equity securities as of the end of the fiscal year ended after December 15, 2006. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS No. 158 effective December 31, 2006. The non-cash effect of the adoption resulted in an increase in total liabilities of $343,000 and a reduction in total shareholders’ equity of $343,000, net of tax.  The adoption of SFAS No. 158 did not affect the Company’s results of operations. In the 2006 Annual Report on Form 10-K, the Company disclosed 2006 Comprehensive Loss of $5,604,300, which included the adoption of SFAS No. 158. Comprehensive Loss for 2006 should not have included the impact of adopting SFAS No. 158. The effect of adopting SFAS No. 158 should have been only included in Accumulated Other Comprehensive Loss. The correct Comprehensive Loss for 2006 should have been $5,261,136. The Company has corrected the 2006 Comprehensive Loss in this 2007 Annual Report on Form 10-K.

Index

Inflation

Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits.  Significant portions of raw materials consumed by the Company are various steel alloys.  In 2004, price increases were experienced and these price increases have continued into 2007.  To offset these price increases, the Company began adding material surcharges in March 2004 and in 2007 the Company continues to add material surcharges.  Material surcharges accounted for 5.9% of net sales for the year ended December 31, 2007 and 4.5% of net sales for the year ended December 31, 2006. Surcharges were 45% higher in 2007 compared to 2006.

Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at December 31, 2007:

(In thousands)	Total	2008	2009	2010	2011	2012	After 2012
PBGC Note	$7,250	$750	$750	$1,150	$1,150	$1,150	$2,300
PA economic agencies notes	159	145	14	-	-	-	-
Operating and capital leases	653	241	117	79	64	152	-
Fifth Third revolving line	15,812	788	15,024	-	-	-	-
Fifth Third term loan	2,665	390	2,275	-	-	-	-
Letters of credit	770	-	770	-	-	-	-
Environmental liabilities	32,647	1,559	3,129	2,596	1,838	1,838	21,687
Total	$59,956	$3,873	$22,079	$3,825	$3,052	$3,140	$23,987

The above table excludes discounts of the long-term debt and environmental liabilities, but does include any related interest.  The Fifth Third revolving line is at prime and the rate used for this table is 5.25%.

Index

The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules.  A minimum annual funding of $1.4 million is required for environmental liabilities related to FMRI through 2008 with an increase to $1,682,000 in 2009.

The Fifth Third Credit facility has a renewal date of March 2, 2009.  The revolving line of credit requires immediate repayment from cash receipts.  Borrowings can be made as needed, based on availability.  Any outstanding term loan is repayable in full on the renewal date. The availability at December 31, 2007 was $1,963,000, compared with $1,360,000 at December 31, 2006.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates or other market price risks.  The only debt subject to interest fluctuations is the short-term borrowing under the revolving line of credit.  A significant portion of raw materials consumed by the Company is various steel alloys.  The Company began to experience price increases on raw materials in 2004 and raw material price increases have continued into 2007.  To offset these price increases in raw materials, the Company began adding material surcharges in March 2004 and has continued to add material surcharges into 2007.

Index

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fansteel Inc.
Consolidated Statement of Operations

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net Sales	$74,838,004	$67,530,543	$56,347,505

Cost and Expenses
Cost of products sold	64,301,189	60,063,891	47,536,300
Selling, general and administrative	7,427,146	6,405,855	6,549,611
	71,728,335	66,469,746	54,085,911

Operating Income	3,109,669	1,060,797	2,261,594

Other Expense
Interest expense	(1,705,219)	(1,573,869)	(1,279,654)
Other	(150,239)	(66,655)	(52,033)
	(1,855,458)	(1,640,524)	(1,331,687)
Income (Loss) from Continuing Operations Before Reorganization Items and Income Taxes	1,254,211	(579,727)	929,907
Reorganization Items
US trustee fees	-	-	(72,000)
	-	-	(72,000)
Income (Loss) from Continuing Operations Before Income Taxes	1,254,211	(579,727)	857,907
Income Tax Benefit	-	-	-
Net Income (Loss) from Continuing Operations	1,254,211	(579,727)	857,907
Loss from Discontinued Operations	(3,755,195)	(4,688,079)	(2,279,295)
Net Loss	$(2,500,984)	$(5,267,806)	$(1,421,388)
Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Share[a]
Continuing operations	$0.37	$(0.17)	$0.25
Discontinued operations	(1.10)	(1.37)	(0.67)
Net loss	$(0.73)	$(1.54)	$(0.42)

________________________________
a Basic earnings per share and diluted earnings per share are the same.
See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	December 31, 2007	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$298,352	$17,672
Accounts receivable, less allowance of $170,000 and $408,000 at December 31, 2007 and December 31, 2006, respectively	10,568,513	11,449,317
Inventories
Raw material and supplies	1,308,731	1,285,758
Work-in process	8,554,360	7,525,358
Finished goods	574,686	549,687
Total inventories	10,437,777	9,360,803
Prepaid expenses	1,830,489	1,466,475
Total current assets	23,135,131	22,294,267

Property, plant and equipment
Land	917,419	917,419
Buildings	4,122,886	4,027,059
Machinery and equipment	8,103,287	7,092,493
	13,143,592	12,036,971
Less accumulated depreciation	4,140,642	3,162,552
Net property, plant and equipment	9,002,950	8,874,419

Other assets
Deposits	660,799	880,450
Reorganization value in excess of amounts allocable to identified assets	12,893,734	12,893,734
Property held for sale	1,178,116	1,802,500
Other	337,652	289,796
Total other assets	15,070,301	15,866,480

	$47,208,382	$47,035,166

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	December 31, 2007	December 31, 2006

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,589,036	$8,459,078
Accrued liabilities	8,040,875	6,440,003
Short-term borrowings	15,010,884	13,357,786
Current maturities of long-term debt	900,254	1,062,750
Total current liabilities	31,541,049	29,319,617

Long-term debt, less current maturities	6,491,265	4,838,630

Other liabilities
Environmental remediation	20,989,571	22,428,823
Non-current pension liability	716,992	917,872
Total other liabilities	21,706,563	23,346,695

Total liabilities	59,738,877	57,504,942

Minority Interest	180,777	-

Shareholders' equity (deficit)
Common stock, par value $0.01 Authorized 3,600,000 shares, issued and outstanding 3,420,000	34,200	34,200
Capital in excess of par value	296,314	296,314
Accumulated deficit	(12,951,143)	(10,450,159)
Accumulated other comprehensive loss	(90,643)	(350,131)

Total shareholders’ deficit	(12,711,272)	(10,469,776)

Total liabilities and shareholders' deficit	$47,208,382	$47,035,166

See Notes to Consolidated Financial Statements

Index

FANSTEEL INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2004	$34,200	$296,314	$(3,760,965)	$(9,458)	$(3,439,909)

Net loss	-	-	(1,421,388)	-	(1,421,388)
Other comprehensive lossForeign currency translation adjustment	-	-	-	(4,179)	(4,179)
Comprehensive loss					(1,425,567)

Balance at December 31, 2005	34,200	296,314	(5,182,353)	(13,637)	(4,865,476)

Net loss	-	-	(5,267,806)	-	(5,267,806)
Other comprehensive loss Foreign currency translation adjustment	-	-	-	6,670	6,670
Comprehensive loss					(5,261,136)
Adjustment to initially apply FASB Statement No. 158, net of tax	-	-	-	(343,164)	(343,164)

Balance at December 31, 2006	34,200	296,314	(10,450,159)	(350,131)	(10,469,776)
Net loss
Other comprehensive loss	-	-	(2,500,984)	-	(2,500,984)
Adjustment to apply FASB Statement No. 158, net of tax	-	-	-	284,165	284,165
Foreign currency translation adjustment	-	-	-	(24,677)	(24,677)
Comprehensive loss					(2,241,496)

Balance at December 31, 2007	$34,200	$296,314	$(12,951,143)	$(90,643)	$(12,711,272)

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash Flows From Operating Activities:
Net loss	$(2,500,984)	$(5,267,806)	$(1,421,388)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,023,182	1,032,764	1,121,124
Compensation expense	164,028	-	-
Minority interest expense	16,749	-	-
Accretion of long-term debt and other liabilities	222,093	303,836	57,866
Loss from discontinued operations	3,755,195	4,688,079	2,279,295
Gain from disposals of property, plant and equipment	(811)	-	-
Change in assets and liabilities:
Decrease (increase) in accounts receivable	930,549	(2,106,262)	(1,674,377)
Increase in inventories	(1,076,974)	(2,655,151)	(1,907,174)
(Increase) decrease in other assets-current	(312,254)	(238,791)	275,351
Increase (decrease) in accounts payable and accrued liabilities	206,463	4,649,187	(1,269,597)
(Decrease) increase in income taxes payable	(1,464)	(3,609)	5,607
Decrease (increase) in other assets	171,795	(67,249)	212,598
Net cash provided by (used in) operating activities	2,597,567	334,998	(2,320,695)
Cash Flows From Investing Activities:
Decrease in restricted cash	-	-	394,034
Proceeds from sale of property, plant and equipment	1,500	-	-
Capital expenditures	(1,152,402)	(1,683,795)	(1,175,113)
Net cash used in investing activities	(1,150,902)	(1,683,795)	(781,079)
Cash Flows From Financing Activities:
Proceeds from short-term borrowing	1,652,955	3,713,951	5,573,415
Proceeds from long-term borrowing	2,000,000	-	-
Payments on long-term debt	(312,591)	(293,309)	(274,175)
Net cash provided by financing activities	3,340,364	3,420,642	5,299,240
Net Increase in Cash and Cash Equivalents from Continuing Operations	4,787,029	2,071,845	2,197,466
Cash Flows of Discontinued Operations:
Operating cash flows	(4,506,349)	(2,845,626)	(2,813,610)
Investing cash flows	-	-	1,400,000
Total Cash Flows of Discontinued Operations	(4,506,349)	(2,845,626)	(1,413,610)
Net Increase (Decrease) in Cash and Cash Equivalents	280,680	(773,781)	783,856
Cash and Cash Equivalents at Beginning of Year	17,672	791,453	7,597
Cash and Cash Equivalents at End of Year	$298,352	$17,672	$791,453

See Notes to Consolidated Financial Statements

Index

Notes to Consolidated Financial Statements

Note 1 - Description of Business

Fansteel Inc. and its subsidiaries ("Fansteel" or the "Company") are manufacturers of engineered metal components using the sand castings, investment casting and powdered metal processes. Products manufactured are used in a variety of markets including military and commercial aerospace, automotive, energy, agricultural and construction machinery, lawn and garden equipment, marine, plumbing and electrical hardware, flow control, valves and pumps, and general industrial.

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

The consolidated financial statements include the accounts of Fansteel Inc. and its subsidiaries.  Inter-company accounts and transactions have been eliminated in consolidation. Key managers of Wellman Dynamics Corporation (“Wellman”), a wholly owned subsidiary of Fansteel included in the Advanced Structures segment, were granted 12 shares of Wellman stock in the second quarter 2007, and in conjunction with this grant, compensation expense of $164,000 was recorded. Fansteel’s ownership in Wellman was reduced to 98.8% after the grant.

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

Cash and Cash Equivalents

The Company considers all investments purchased with maturity of three months or less to be cash equivalents. At December 31, 2007 and December 31, 2006, the Company had not purchased any investments with maturity of three months or less.

Index

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

 Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the deferred tax asset for amounts which are not considered “more likely than not” to be realized. In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. The Company adopted the provision of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operation. Should the Company need to record interest and penalties related to the application of FIN 48, these will be recognized within interest expense.

Index

Foreign Currency

The functional currency for the Company's foreign operation is the applicable local currency. The translation from the applicable foreign currency to U.S. Dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date.  The resulting translation adjustments are recorded as a component of shareholders' deficit.  Gains or losses resulting from foreign currency transactions are included in other income.

Earnings (Loss) per Share

Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. Basic and diluted earnings per share are computed in Note 3.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform with the 2007 presentation.

Recent Accounting Pronouncements

In December 2007 Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141 (revised 2007), Business Combinations. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which the Statement is adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The effect of adopting SFAS 160 is not expected to be material.

Index

In December 2007 the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets and liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141R requires, among other things, that the acquisition related costs be recognized separately from the acquisition. SFAS 141R is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting SFAS 141R will be dependent on the nature and the size of the acquisition completed after the adoption of SFAS 141R.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of January 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to an item for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company is currently evaluating the irrevocable election of the fair value option pursuant to SFAS 159.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is partially effective for the Company beginning on January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. In February 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact of the adoption SFAS 157 on its financial statements.

In September 2006 the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” and was effective for employers with publicly traded equity securities as of the end of the fiscal year ended after December 15, 2006. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS No. 158 effective December 31, 2006.

Index

The non-cash effect of the adoption resulted in an increase in total liabilities of $343,000 and a reduction in total shareholders’ equity of $343,000, net of tax.  The adoption of SFAS No. 158 did not affect the Company’s results of operations. In the 2006 Annual Report on Form 10-K, the Company disclosed 2006 Comprehensive Loss of $5,604,300, which included the adoption of SFAS No. 158. Comprehensive Loss for 2006 should not have included the impact of adopting SFAS No. 158. The effect of adopting SFAS No. 158 should have been only included in Accumulated Other Comprehensive Loss. The correct Comprehensive Loss for 2006 should have been $5,261,136. The Company has corrected the 2006 Comprehensive Loss in this 2007 Annual Report on Form 10-K.

Note 3 - Earnings (Loss) per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

Numerator:	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net loss	$(2,500,984)	$(5,267,806)	$(1,421,388)
Denominator:
Denominator for basic earnings per share-weighted average shares	3,420,000	3,420,000	3,420,000
Effect of dilutive securities
Employee stock options	-	-	-
Employee restricted stock	-	-	-
Dilutive potential common shares	3,420,000	3,420,000	3,420,000
Basic earnings per share	$(0.73)	$(1.54)	$(0.42)
Diluted earnings per share	$(0.73)	$(1.54)	$(0.42)

Note 4 - Discontinued Operations including Certain Environmental Remediation

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

Index

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

During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility.  Pursuant to the Reorganization Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility.  In December 2003, the NRC approved the issuance and transfer of an amended NRC License and related Decommissioning Plan to FMRI.  At January 23, 2004, the liability for the environmental remediation was $38.7 million, and the recorded discounted liability using a discount rate of 11.3% as part of fresh-start accounting, which was required to be applied upon reemergence from Chapter 11 bankruptcy, was $19.2 million.   In 2005, FMRI began removal of the residues under Phase 1 of the decommissioning plan, which is expected to remove over 80% of the radioactive contaminated residues. Phase 1 is behind schedule, but continued in 2007 with $4,093,000 expended and into 2008.  At December 31, 2007 and December 31, 2006, the gross estimated liability was $27,654,000 and $30,971,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $17,111,000 and $18,106,000, respectively.

FMRI can draw up to $4.5 million from an existing decommissioning trust owned by Fansteel established in accordance with the Amended Decommissioning Trust Agreement with the NRC.  The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million and provided certain terms and conditions are satisfied.  Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust.  On April 13, 2005, the decommissioning trust was amended, with the consent of the NRC, to allow additional draws of up to $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan.  The amounts of these additional draws are dependent upon, among other things, the weight of material disposed of offsite at the approved disposal site. In the second quarter of 2005, FMRI drew an additional $500,000 from the Trust.  In the third quarter of 2005, FMRI drew an additional $1,160,000 from the Trust.  In 2005, Fansteel prepaid $768,000 to FMRI from net insurance proceeds, which FMRI used to reduce amounts owing to the Trust. In 2006, FMRI drew an additional $652,000 and Fansteel prepaid $70,000 to FMRI from insurance proceeds. The net draws at December 31, 2006 was $2.0 million. In 2007, FMRI drew an additional $776,000 from the Trust, bringing total draws from the Trust to $2.8 million at December 31, 2007.

Lexington Facility

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility.  To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare.  In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that the Predecessor Company submit a plan for further characterization of the facility.  The Predecessor Company submitted a letter to the KNREPC in September 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility.  On September 12, 2007, FLRI received notice that the Kentucky Department for Environmental Protection had accepted the site characterization report that had been submitted and that FLRI should prepare the Corrective Action Plan for the site. An estimated $1.78 million to perform the remedial activities was determined and a liability in that amount was recorded at January 23, 2004.  In September 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1.78 million note. During 2007, new estimates of costs to complete the remediation reduced the gross liability by $324,000.  At December 31, 2007 and December 31, 2006, the gross estimated liability was $875,000 and $1,233,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $857,000 and $1,129,000, respectively.

Index

The land and building of the Lexington facility are included on the balance sheet as property held for sale at $720,000, which includes a reduction of $608,000 made in September 2007 based on the latest appraisal of its current market value. A number of third parties had expressed interest in purchasing this facility.  In the second quarter of 2007, FLRI entered into a right of first refusal agreement to purchase the property with a third party for their maintenance of the site. On November 1, 2007, FLRI executed a lease with an option to purchase at fair market value with this third party.

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

North Chicago Facility

In September 2000, the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Predecessor Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site").  The Predecessor Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003.  The proposed remedial actions at the North Chicago Facility were estimated to cost $2.17 million, for which a liability was recorded at January 23, 2004 as part of the bankruptcy reorganization for a newly formed special purpose subsidiary, North Chicago, Inc (“NCI”).  On March 7, 2005, NCI sold the real property to the City of North Chicago (the “City”), transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. In July 2005, the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a prepayment of the note delivered to the EPA.  The Company has made all the payments due under the promissory note as of December 31, 2007, and therefore, there is no further liability.  At December 31, 2006, the gross estimated liability was $192,000 and the recorded discounted liability, using a discount rate of 11.3%, was $147,000.

Index

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

Whitesell had been leasing the buildings of Washington Manufacturing until it vacated in December 2006 at which time the Company began to actively try to sell the Washington Manufacturing property and has classified it as property held for sale in the accompanying balance sheet.   In December 2006 the value of the property was reduced by $738,000 to reflect current market value, less selling costs. On January 22, 2008, the Company entered into an agreement with a buyer for the purchase of the remaining assets at the Washington Manufacturing facility for $475,000, which is approximately equal to the book value. The Company closed on the sale of this property on March 13, 2008.

Results of Discontinued Operations

The operations described above are classified as discontinued operations for all periods presented.

Discontinued operations reported losses of $3,755,000, $4,688,000, and $2,279,000 for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 respectively.  In the third quarter 2007, the Company wrote down the value of property held for sale at the FLRI facility by $608,000 based on an updated appraisal. Results in 2006 also include a charge of $258,000 to write-down the receivable from Whitesell for the settlement of the purchase price for the December 2004 sale of Washington Manufacturing and a charge of $738,000 to write down the Washington property to current market value. The remaining losses for both time periods relate primarily to the accretion of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan.

Results for discontinued operations were as follows:
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Loss on dispositions	$-	$-	$(128,940)
Loss from operations	(3,755,195)	(4,688,079)	(2,150,355)
Loss from discontinued operations	$(3,755,195)	$(4,688,079)	$(2,279,295)

Index

Summarized financial information for discontinued operations is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net sales	$-	$-	$-
Cost of sales	-	-	-
Selling and administrative expenses	-	-	-
Provision (benefit) from environmental liabilities	-	-	-
Other expense	3,755,195	4,688,079	2,150,355
Loss before income taxes	(3,755,195)	(4,688,079)	(2,150,355)
Income tax provision (benefit)	-	-	-
Net loss from operations	$(3,755,195)	$(4,688,079)	$(2,150,355)

The net liabilities of discontinued operations, which are included on the Consolidated Balance Sheet, consist of the following at December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
Cash	$855,712	$1,222,598
Other notes and accounts receivable	49,745	-
Prepaid expenses	64,607	12,847
Property held for sale	1,178,116	1,802,500
Total assets	$2,148,180	$3,037,945

Current liabilities	$812,742	408,280
Long-term debt (PBGC note)	5,213,971	5,434,610
Environmental remediation	17,967,503	19,425,359
Total liabilities	$23,994,216	$25,268,249

Net liabilities of discontinued operations	$21,846,036	$22,230,304

Long-term debt includes $750,000 in current maturities of long-term debt at December 31, 2007 and December 31, 2006.

Note 5 - Property Held for Sale

The Company is pursuing the sale of its Lexington facility, which is owned by its special purpose subsidiary FLRI.  The land and building of the Lexington facility are included on the balance sheet as property held for sale. A $608,000 reduction was made to the carrying value in September 2007 based on the latest appraisal of its current market value, less costs to dispose. A number of third parties had expressed interest in purchasing this facility.  In the second quarter of 2007, FLRI entered into a right of first refusal agreement to purchase the property with a third party for their maintenance of the site. On November 1, 2007, FLRI executed a lease with an option to purchase at fair market value with this third party.

Index

The Company pursued the sale of its Washington Manufacturing facility, which is owned by Fansteel.  The land and building of the Washington Manufacturing facility are included on the balance sheet as property held for sale. A $738,000 reduction was made to the carrying value in December 2006 to reflect its current market value, less selling costs. On January 22, 2008, the Company entered into an agreement with a buyer for the purchase of the remaining assets at the Washington Manufacturing facility for $475,000, which is approximately equal to the book value. The Company closed on the sale of this property on March 13, 2008.

The carrying values of the property held for sale as of December 31, 2007 and December 31, 2006 are detailed below:

	December 31, 2007	December 31, 2006
Lexington facility	$720,000	$1,327,500
Washington Manufacturing facility	458,116	475,000
Total property held for sale	$1,178,116	$1,802,500

Note 6 - Accrued Liabilities

Accrued liabilities include the following at:

	December 31, 2007	December 31, 2006
Payroll and related costs	$1,760,923	$1,500,577
Taxes	396,843	375,196
Profit sharing	130,521	153,936
Insurance	3,038,818	2,898,852
Environmental and waste disposal	266,500	196,000
Professional fees	372,931	327,250
Customer advance payments	1,788,257	579,467
Other	286,082	408,725
	$8,040,875	$6,440,003

Note 7 - Other Environmental Remediation

Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman.  At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,166,000 through 2009.  At December 31, 2007 and December 31, 2006 the gross estimated liability was $1,877,000 and $2,057,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,834,000 and $1,934,000, respectively.

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand.  It is anticipated that, based upon current regulation and projections by third-party consultants, Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,166,000. Changes in regulations for non-public landfills may result in closure at an earlier date, which cannot be determined from current information known. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2007 and December 31, 2006 was $613,000 and $551,000, respectively.

Index

In October 2000, Wellman provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site.  The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment.  Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment.  Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill.  However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time.  The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2007 and December 31, 2006 was $575,000 and $518,000, respectively.

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

Note 8 - Debt

Short-term borrowings consisted of the following:

	December 31, 2007	December 31, 2006
Revolving line of credit	$15,010,884	$13,357,786
Total short-term borrowings	$15,010,884	$13,357,786

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

Index

On June 5, 2007, the Company and Fifth Third Bank again amended the loan facility, increasing the maximum revolving loan amount to $22.5 million.  Revolving loans were amended to include $1.5 million for borrowing that is not subject to the borrowing base limits.  Amounts borrowed as part of the $1.5 million were charged interest at prime rate plus one percentage point.  The $1.5 million borrowing revolving note was scheduled to terminate on September 30, 2007.

On September 12, 2007, the Company amended its Loan and Security Agreement with Fifth Third Bank for the third time.  Under this amended loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to $21.5 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment until March 2, 2009. Revolving loans were amended to eliminate $1.5 million for borrowing that is not subject to the borrowing base limits.  A term loan for a maximum of $3 million was added to the loan facility.  Draws on the term loan could be made until February 29, 2008.  Interest on the term loan is at 13%.  The term loan includes a success fee of 3% to 7% of principal amount repaid before March 2, 2009 depending on when the repayment occurs. Fansteel Inc. pledged its 1,000 shares of Wellman stock as security for the term loan.

At December 31, 2007 the Company had letters of credit of $770,000 under its Loan and Security Agreement with Fifth Third Bank for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. The Company’s credit availability was $1,963,000 at December 31, 2007.  Borrowing under the revolving line of credit is included as short-term borrowings, while the term loan under the credit facility is included in long-term debt.

Long-term debt consisted of the following:

	December 31, 2007	December 31, 2006
PBGC, non-interest bearing ten-year note, due thru 2013 (net of an imputed discount of $2,036,029 at December 31, 2007 and $2,565,390 at December 31, 2006)	$5,213,971	$5,434,610
Term loan with Fifth Third Bank, with an interest rate of 13%, due March 2, 2009	2,000,000	-
Loans from various Pennsylvania economic agencies with interest Rates ranging from 2.0% to 5.5%, due thru 2009	151,004	432,753
Capital lease of equipment, with an interest rate of 11.5%, due 2010	26,544	34,017
	7,391,519	5,901,380
Less current maturities	900,254	1,062,750
Total long-term debt	$6,491,265	$4,838,630

Index

The Pension Benefit Guarantee Corporation (“PBGC”) note is collateralized by land, building and equipment located in Mexico with a book value of $2,160,000 at December 31, 2007. The Pennsylvania long-term debt is collateralized by machinery and equipment with a net book value of $433,000 at December 31, 2007.  The capital lease is collateralized by equipment with a net book value of $41,000 at December 31, 2007.

In accordance with SOP 90-7, the above debt, other than the term loan and the capital lease, has been discounted for December 31, 2007 and December 31, 2006 using an imputed interest rate of 11.3%.

The aggregate maturities for long-term debt, excluding discounts, for the five years after December 31, 2007 are $900,000, $2,773,000, $1,159,000, $1,150,000 and $1,150,000, respectively, and $2,300,000 thereafter.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets – current:
Self insurance accruals	$249,004	$214,836
Vacation accruals	244,018	246,639
State income taxes	(31,956)	(27,815)
Allowance for doubtful accounts receivable	56,807	137,017
Other	136,106	100,942
Valuation allowance	(653,979)	(671,619)
	$-	$-

Index

	December 31, 2007	December 31, 2006
Deferred tax assets (liabilities) – non current:
Environmental costs	$6,855,384	$7,283,814
Pensions	1,965,936	2,105,706
Depreciation and amortization	(3,323,765)	(3,300,679)
Federal income tax net operating loss	6,944,030	6,874,094
State income tax net operating loss	1,385,500	1,326,009
Other	784,780	738,164
	14,611,865	15,027,108
Valuation allowances	(14,611,865)	(15,027,108)
	$-	$-

At December 31, 2007 and December 31, 2006, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $22.3 million and $22.1 million, respectively, which expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards and other deferred tax assets as the net operating loss carry-forwards and other deferred tax assets are not anticipated to be realized before expiration.

Details of the provision (benefit) for income taxes related to continuing operations in the consolidated statement of operations are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Current taxes
Federal	$-	$-	$-
State	-	-	-
Foreign	37,000	63,000	104,000
	37,000	63,000	104,000
Deferred income taxes	482,000	(295,000)	239,000
Change in valuation allowance	-	232,000	-
Utilization of net operating loss	(519,000)	-	(343,000)
Income taxes-continuing operations	$-	$-	$-

Index

A reconciliation of the total provision for income taxes (benefit) with amounts determined by applying the statutory U.S. Federal income tax rate to continuing operations net income (loss) before income tax provision (benefit) is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Income tax provision (benefit) at Statutory rate	$426,000	$(197,000)	$292,000
Add:
State income taxes (benefit), net of federal income tax provision (benefit)	93,000	(35,000)	51,000
Change in valuation allowance	-	232,000	-
Utilization of net operating loss	(519,000)	-	(343,000)
Total income tax provision (benefit)	$-	$-	$-

Income taxes paid for each of the three years in the period ended December 31, 2007 amounted to $2,000, $2,000, and $2,000, respectively.  Income tax refunds in the three-year period ended December 31, 2007 amounted to $0, $1,000, and $0, respectively.

The Company does not expect a significant increase or decrease in unrecognized tax benefits within the next twelve months.  The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several states.  The Company has substanially concluded all U.S. Federal and State income tax matters for years up to and including 2002.

Note 10 – Lease Commitments

The Company leases data processing, transportation and other equipment, as well as certain facilities, under operating leases. Such leases do not involve contingent rentals, nor do they contain significant renewals or escalation clauses. Total minimum future rentals under non-cancelable leases at December 31, 2007 were $603,000, including $222,000 in 2008, $105,000 in 2009, $69,000 in 2010, $55,000 in 2011 and $152,000 in 2012 and thereafter. Rental expense was $496,000 in 2007, $362,000 in 2006, and $265,000 in 2005.

Note 11 - Retirement Plans

The Company has one non-contributory defined benefit plan covering salaried employees at the Company’s Wellman Dynamics subsidiary, which approximates 9% of the Company’s employees.  Benefits for the salaried plan are generally based on salary and years of service.  The Company's funding of the plan is equal to the minimum contribution required by ERISA.   No contributions were made in 2005 or 2006. An employer contribution of $43,000 was made in 2007. No contributions are expected in 2008. The measurement date used to measure plan assets and obligations was December 31, of each year shown below.

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities.

Index

Following is actuarial information relating to the defined benefit plans for:

Change in benefit obligation	December 31, 2007	December 31, 2006	December 31, 2005
Benefit obligations at beginning of period	$7,211,789	$6,778,652	$6,232,624
Service cost	168,918	187,735	162,153
Interest cost	387,848	397,119	364,357
Actuarial (gain)/loss	(247,731)	347,581	313,437
Benefits paid	(308,570)	(306,682)	(293,919)
Other	-	(192,616)	-
Benefit obligations at end of period	$7,212,254	$7,211,789	$6,778,652

Accumulated benefit obligation	$6,756,285	$6,737,750	$6,189,799

Change in plan assets
Fair value of plan assets at beginning of period	$6,293,917	$6,130,686	$6,195,395
Actual return on plan assets	466,443	469,913	229,210
Employer contributions	43,472	-	-
Benefits paid	(308,570)	(306,682)	(293,919)
Fair value of plan assets at end of period	$6,495,262	$6,293,917	$6,130,686

Funded status at end of year (underfunded)/overfunded	$(716,992)	$(917,872)	$(647,966)

Amounts recognized in statement of financial position
Noncurrent assets	$-	$-	$-
Current liabilities	-	-	(467,468)
Noncurrent liabilities	(716,992)	(917,872)	-
Net amount recognized	$(716,992)	$(917,872)	$(467,468)

Amounts recognized in accumulated other comprehensive income
Total net (gain)/loss	$58,999	$343,164	N/A [1]
Transition (asset)/obligation	-	-	N/A [1]
Prior service cost/ (credit)	-	-	N/A [1]
Total accumulated other comprehensive income	$58,999	$343,164	N/A [1]

1 This is a new disclosure requirement per SFAS 158 and retrospective application is not required.

Index

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Projected benefit obligations	$7,212,254	$7,211,789	$6,778,652
Accumulated benefit obligations	6,756,285	6,737,750	6,189,799
Fair value of plan assets	6,495,262	6,293,917	6,130,686

	December 31, 2007	December 31, 2006	December 31, 2005
Weighted average assumptions used to determine benefit obligations as of December 31
Discount rate	6.00%	5.50%	6.00%
Expected return on plan assets	7.00%	8.00%	8.00%
Rate of compensation increase	3.12%	3.12%	3.50%
Weighted average assumptions used to determine net periodic pension cost as of December 31
Discount rate	5.50%	6.00%	6.00%
Average compensation increase	3.12%	3.50%	3.50%
Expected rate of return on plan assets	7.00%	8.00%	8.00%
Components of net periodic benefit cost
Service cost	$168,918	$187,735	$162,153
Interest cost	387,848	397,119	364,357
Expected return on plan assets	(430,009)	(477,655)	(482,832)
Amortization of prior service cost	-	41	65
Net periodic benefit cost	$126,757	$107,240	$43,743

Index

The expected long-term rate of return for the pension plans was developed using historical rates of return while factoring in current market conditions such as inflation, interest rates and equity performance.  The investment policies and strategies are directed at a blend of equity and income investments that ranges from 65% to 35% of each asset classification.

The Company’s pension plan weighted-average asset allocation by asset category is as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Income Funds	67%	71%	76%
Equity Funds	33%	29%	24%
	100%	100%	100%

Based on the current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 calendar years:

Year Ending December 31,	Benefits Paid
2008	$350,000
2009	380,000
2010	390,000
2011	450,000
2012	530,000
Years 2013 – 2017	3,400,000

The Company has several defined contribution plans covering approximately 100% of its employees.  Almost all of the defined contribution plans have funding provisions that, in certain situations, require Company contributions based upon formulae relating to employee gross wages, participant contributions or hours worked.  Almost all of the defined contribution plans also allow for additional discretionary Company contributions based upon profitability.  The costs of these plans for 2007, 2006 and 2005 were $729,000, $614,000, and $453,000, respectively.

The Company makes medical insurance available and provides limited amounts of life insurance to retirees.  Retirees electing to be covered by Company-sponsored health insurance pay the full cost of such insurance.  The Company accrues the cost of the retiree life insurance benefits in relation to the employee's service with the Company.  Costs of postretirement benefits other than pensions for the years ended December 31, 2007 and 2006 were $46,000 and $50,000, respectively.

Index

Note 12 - Business Segments

The Company is a manufacturer of engineered metal components used in a variety of markets including military and commercial aerospace automotive, energy, agricultural and construction machinery, lawn and garden equipment, marine, plumbing and electrical hardware, flow control, valve and pump and general industrial. For financial reporting purposes, the Company classifies its products into the following two business segments: Advanced Structures, which produces aluminum and magnesium sand castings and Industrial Metal Components, which produces powdered metal components and investment castings. The Company's business segments offer different products and services and have separate management teams and infrastructures.

Financial information concerning the Company's segments is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net Sales: Advanced Structures
Sales	$43,257,269	$39,960,093	$32,440,020
Intersegment sales	-	-	-
	43,257,269	39,960,093	32,440,020
Industrial Metal Components
Sales	31,580,735	27,570,450	23,907,485
Intersegment sales	-	-	-
	31,580,735	27,570,450	23,907,485
Total Net Sales	$74,838,004	$67,530,543	$56,347,505

Operating Income (Loss):
Advanced Structures	$2,665,515	$2,941,896	$2,883,331
Industrial Metal Components	1,040,827	(1,881,099)	(621,737)
Corporate	(596,673)	-	-
Total Operating Income (Loss)	$3,109,669	$1,060,797	$2,261,594

Index

The percentages of net sales for classes of similar products that exceeded ten percent of the Company's consolidated net sales, for the periods indicated, are set forth below:

Products	Business Segments	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Sand Castings	Advanced Structures	58%	59%	58%
Investment Castings	Industrial Metal Components	27%	24%	21%
Powdered Metal Components	Industrial Metal Components	15%	17%	21%

The companies controlled by United Technologies Corporation (“UTC”) represent a significant customer for the Company, whose sales were 23%, 19%, and 15% of total Company sales in 2007, 2006, and 2005, respectively. International Truck and Engine Corporation (“International Engine”), a subsidiary of Navistar International Corporation, is another significant customer for the Company, whose sales represented 10%, 10%, and 10% of total Company sales in 2007, 2006, and 2005.

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

The identifiable assets by business segment for the years ended December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007	December 31, 2006
Identifiable assets:
Advanced Structures	$19,520,969	$18,581,014
Industrial Metal Components	10,139,992	10,562,719
Corporate	15,399,241	14,853,488
Discontinued	2,148,180	3,037,945
Total Assets	$47,208,382	$47,035,166

Index

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Depreciation and amortization:
Advanced Structures	$493,256	$425,776	$382,160
Industrial Metal Components	511,543	594,208	736,694
Corporate	18,383	12,780	2,270
Total depreciation and amortization	$1,023,182	$1,032,764	$1,121,124

Capital expenditures:
Advanced Structures	$659,119	$1,244,444	$943,282
Industrial Metal Components	491,166	425,465	174,425
Corporate	2,117	13,886	57,406
Total capital expenditures	$1,152,402	$1,683,795	$1,175,113

Note 13 - Stock-Based Compensation Plan

On the Effective Date, as part of the Plan, all common stock and options for the Predecessor Company's common stock were canceled.  Subsequent to that date, no options or non-vested stock have been granted.

Note 14 - Summary Of Quarterly Results Of Operations (Unaudited)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(thousands of dollars except per share data)	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31

Net sales	$18,333	$19,208	$18,517	$18,780
Gross profit	2,752	3,183	2,651	1,951
Net loss	(11)	(884)	(1,042)	(564)
Net loss per weighted average common shares outstanding (a)	(0.00)	(0.26)	(0.30)	(0.17)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(thousands of dollars except per share data)	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31

Net sales	$16,572	$17,310	$16,885	$16,764
Gross profit	2,004	2,891	1,146	1,426
Net loss	(715)	(198)	(2,047)	(2,308)
Net loss per weighted average common shares outstanding (a)	(0.21)	(0.06)	(0.60)	(0.67)

(a)	Basic earnings per share and diluted earnings per share are the same.

Index

SCHEDULE II – VALUATION AND QUALIFIYING ACCOUNTS

Allowance for Doubtful Accounts:	Balance at Beginning of Year	Additions and (Recoveries) Charged to Cost, Expenses, Revenues	Deductions (1)	Balance at End of Year
Year ended December 31, 2007	$408,440	$(238,714)	$-	$169,726
Year ended December 31, 2006	125,964	282,476	-	408,440
Year ended December 31, 2005	540,293	(414,329)	-	125,964

(1) Amounts written off, net of recoveries

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fansteel Inc.
Deerfield, Illinois

We have audited the accompanying consolidated balance sheets of Fansteel Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fansteel Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R) as of January 1, 2006 and thus changed its method of accounting for its accumulated pension benefit obligations in 2006.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 27, 2008

Index

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T) - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer were required to conclude that the Company‘s disclosure controls and procedures were not effective due to the one material weakness identified as part of their evaluation of internal control over financial reporting discussed below.

Disclosure controls and procedures are the Company’s control and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that file under the Exchange Act is accumulated and communicated to Company management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 12a-15. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition use or disposition of Company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of the limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework; issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management was required to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2007, management identified a material weakness in the Company’s revenue recognition process for non-standard billing of tooling at one of its subsidiaries. The subsidiary properly recognized the revenue but did not adequately document the processes it went through to determine that the revenue should be recognized based on the verbal authorization from their customer. This material weakness could have resulted in an overstatement of revenue that could have resulted in a material misstatement to the annual and interim financial statements if not detected and prevented.

Index

This annual report does not include an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remedial Actions and Changes in Internal Control over Financial Reporting

Management has developed and is in the process of implementing remediation plans to address the material weakness and otherwise enhance the Company’s internal control over financial reporting.

The Company is developing a plan to further enhance its revenue recognition process, specifically improving the design and operating effectiveness of certain revenue recognition controls over non-standard billing of tooling.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter 2007 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Not applicable.

Index

PART III.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Governance Of Fansteel Inc.

Board Of Directors

The Company’s Board of Directors currently has four members, three of whom meet the standard for independence.  Only independent directors serve on the Company’s audit committee.  In 2007, the Company’s Board of Directors held seven meetings.  All of the Directors attended all of the Board meetings and the respective committee meetings in 2007.

Committees Of Board Of Directors

In 2007, the Board of Directors had two ongoing committees: the audit committee and the compensation committee.  In 2007, the audit committee met four times, and the compensation committee met one time.  These committees are described below:

Audit Committee

In 2007, John R. Parker (Chairman) and Jeffrey G. Vogelsang were the members of the Company’s audit committee.  The Board of Directors has determined that the audit committee members meet the standard for independence.  In addition, the Board of Directors has determined that at least one member of our audit committee meets the standard of having accounting or related financial management expertise.  The Board of Directors has also determined that John R. Parker meets the SEC criteria of an “audit committee financial expert.”  Mr. Parker’s extensive background and experience includes professional training and experience as a CPA, and service as the Chief Financial Officer of publicly traded corporations.

The Company’s audit committee operates pursuant to a charter, which can be viewed at the Company’s website at www.fansteel.com.  The charter gives the audit committee the authority and responsibility for the appointment, retention, compensation and oversight of the independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.  The audit committee charter gives this committee broad authority to fulfill its obligations under SEC rules and regulations.

Report of the Audit Committee

Management represented to the Committee that the Company’s financial statements were prepared in accordance with generally accepted accounting principles.  The Committee has reviewed and discussed the financial statements with management and the independent auditor. The Committee discussed with the independent auditor matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committee).

The Company’s independent auditor provided to the Committee the written disclosures and the letter from the independent accounts required by Independence Standards Board Standard No. 1 (Independence

Index

Discussions with the Audit Committee) and the Committee discussed with the independent auditor that firm’s independence.

Based upon the Committee’s discussions and reviews with management and the independent auditor, the Committee recommended that the Board of Directors include the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.  The Board has approved this inclusion.

John R. Parker, Chairman
Jeffrey G. Vogelsang

Compensation Committee

In 2007, Jeffrey G. Vogelsang (Chairman), John R. Parker and David A. Groshoff were members of our compensation committee.  The Board of Directors has determined that the committee members meet the standard for independence.  The compensation committee develops and makes recommendations to the Board of Directors with respect to compensation policies; recommends to the Board of Directors the compensation to be paid to executive officers; administers the Fansteel Bonus Plan and 401(K) Savings Plan; and performs such other duties as may be assigned to it by the Board of Directors. The compensation committee report is set forth in Item 11.

Index

Biographical summaries and ages of the board of directors and executive officers as of March 31, 2008 are set forth below, as well as data with respect to the number of shares of the Company’s Common Stock beneficially owned by each of them.  All such information has been furnished to the Company’s by the directors and officers.

Name	Age	Principal Business Experience and Other Information	Year in Which Began Service with the Company	Shares of Common Stock Owned Beneficially	% Of Class
J.R. Parker	63	Director and Chairman of the Board- Mr. Parker retired in 2005 as Vice President and Chief Operating Officer of Thomas More College, Crestview Hills, Kentucky. Prior to that, Mr. Parker served as Vice President and Chief Financial Officer of NS Group, Inc., a specialty steel manufacturing company, from 1981 through 2000. Mr. Parker is also a member of the Board of Directors of Keystone Consolidated Industries, a publicly traded steel wire and rod manufacturer.	2004	None	0.0%

G.L. Tessitore	63	Director, President and Chief Executive Officer – Mr. Tessitore has been Director, President and Chief Executive Officer of Fansteel since January 1999.	1999	6,994	0.2%

J.G. Vogelsang	41	Director - Mr. Vogelsang is the Managing Partner of Promontory Point Partners, LLC, a turnaround and crisis-consulting firm that he founded in January 2002. From 2001 to 2002, he was a turnaround and crises manager for Jay Alix & Associates, a firm specializing in large corporate restructurings. Prior to his tenure in turnaround consulting, Mr. Vogelsang spent six years as an investment banker with Firstar Capital markets, a division of Firstar Bank.	2004	None	0.0%

D.A. Groshoff	36	Director - Mr. Groshoff is Vice President of JPMorgan Asset Management since 1997, where he serves as a special situations portfolio manager. He is also a member of the economics and finance faculty in the MBA Program at Northern Kentucky University’s College of Business. Mr. Groshoff has previously served on the Boards of Directors of publicly held companies including Allis-Chalmers Energy, Inc., and Atlas Minerals, Inc.	2004	None	0.0%

R. M. McEntee	54	Vice President and Chief Financial Officer – Mr. McEntee has been Vice President and Chief Executive Officer of Fansteel since August 1991	1979	9	0.0%

The directors are elected at the annual meeting of stockholders and each director shall hold office until a successor has been elected.

Index

The Company has a separately designated standing audit committee (the "Audit Committee") established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are J.R. Parker (Chairman), and J.G. Vogelsang. The Company’s board of directors has determined that Mr. Parker is an "audit committee financial expert" and is an "independent" director, as defined by the Securities and Exchange Commission's rules.

Executive officers serve at the pleasure of the Company's Board of Directors, except as described below with respect to Mr. Tessitore’s employment agreement.

None of the Directors of Fansteel are Directors or Officers of the special purpose subsidiaries established as part of the Plan of Reorganization with the obligations to perform environmental remediation.  The Vice President and Chief Financial Officer of Fansteel is a Director of FLRI, Inc., a special purpose subsidiary established as part of the Plan of Reorganization with the obligations to perform environmental remediation at the Lexington, KY facility.

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our Common Stock and other equity securities.  Such persons are required to furnish us with copies of all Section 16 (a) filings.  Based solely on our review of the copies of such filings we have received and written representations of directors and officers, we believe that during the fiscal year ended December 31, 2007, our officers, directors, and 10% stockholders were in compliance with all Section 16 (a) filing requirements applicable to them.

Employee Code of Ethics and Conflict of Interest Policy

In December 2004, the Company adopted a Code of Ethics that applies to all Company employees, officers and directors, including the principal executive officer and the senior financial officers.  The Company requires all employees to adhere to the Code of Ethics in addressing legal and ethical issues encountered in conducting their work.  The Company’s Code of Ethics requires that employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest.  All employees are required to certify that they have reviewed and understood the Code of Ethics. A copy of the Code of Ethics is posted on the Company website at www.fansteel.com. Any amendments to the Company’s Code of Ethics will be posted to this website.

Index

ITEM 11 -EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of the Board has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy.  The Compensation Committee reviews all matters relating to executive compensation and reports its actions and recommendations to the Board of Directors.

Compensation Philosophy and Objectives

The Company’s philosophy on executive officer compensation is to provide compensation that enables the Company to attract and retain a highly qualified complement of executive officers.  The Compensation Committee believes the most effective executive compensation program is one designed to reward the achievement of specific annual and strategic goals by the Company.

As part of the Plan of Reorganization, it was determined that retaining the existing executive officers was integral to the execution of the Plan.  Therefore, the two executive officers agreed to employment contracts on January 16, 2004 and subsequently amended as of October 22, 2004, for an initial term of two years commencing on January 23, 2004, subject to one-year automatic renewals if notice of non-renewal is not provided by a party within the time period set forth in the agreement.  The employment agreement for the Vice President and Chief Financial Officer was not renewed effective January 24, 2008.

Components of Executive Compensation

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

Incentive Compensation.  The executive officers are eligible to participate in a bonus plan.  No bonus plan was established for 2004.  For 2005, 2006 and 2007, a bonus plan was established based on factors to generate cash, which is key in the achievement of viability, growth, and meeting requirements for environmental remediation.  Based on attainment of budgeted EBITDA and cash flow, a bonus can be earned as a percentage of salary ranging from 5% to 50% of base salary.

Index

Equity-Related Compensation.  As part of the Plan of Reorganization, the Company reserved 5% of the authorized common stock or 180,000 shares for stock options.  The executive officers are entitled to participate in the stock option plan.  No stock option plan has been implemented.

Chief Executive Officer Compensation.  G. L. Tessitore was elected as the Company’s Chairman of the Board, President and Chief Executive Officer on January 26, 1999 and retained the post after emergence from bankruptcy.  On August 13, 2007, Mr. Tessitore resigned his position as Chairman of the Board. Mr. Tessitore’s compensation was set by the Company at a level determined to be necessary to attract an individual with the requisite background and capabilities to serve as Chief Executive Officer.  Mr. Tessitore’s annual base salary was increased by $16,000 effective January 2, 2006.  No other base salary increases were authorized since April 26, 2000.  Mr. Tessitore has not accrued or received a bonus in the period 2005 through 2007.

Principal Financial Officer Compensation.  R. M. McEntee was elected as the Company’s Vice President and Chief Financial officer on September 23, 1991 and retained the post after emergence from bankruptcy.  Mr. McEntee’s compensation was set by the Company at a level determined to be necessary to attract an individual with the requisite background and capabilities to serve as Chief Financial Officer.  Mr. McEntee’s annual base salary was increased by $20,868 effective January 2, 2006.  No other base salary increases were authorized since June 04, 2001.  Mr. McEntee has not accrued or received a bonus in the period 2005 through 2007.

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

Employment Agreements.   The Company entered into employment agreements with G.L. Tessitore and R.M. McEntee, dated January 16, 2004 and subsequently amended as of October 22, 2004, for an initial term of two years commencing on January 23, 2004, subject to one-year automatic renewals if notice of non-renewal is not provided by a party within the time period set forth in the agreement.  R.M. McEntee’s employment agreement was not renewed effective January 24, 2008.

The employment agreement with Mr. Tessitore provided that he will receive an annual base salary of $400,000, subject to upward adjustment by the Board of Directors of Fansteel Inc. in its sole discretion, a potential annual bonus, a car allowance, and participation in employee benefit plans and, if applicable, stock option plans.

If Mr. Tessitore's employment is terminated by reason of death or disability, he or his legal representatives will be entitled to receive payment of Mr. Tessitore's accrued but unpaid base salary and bonus, accrued but unused vacation time, and certain specified unreimbursed expenses. If Mr. Tessitore's employment agreement is terminated for "Cause" (as defined in the agreement), voluntarily by Mr. Tessitore without "Good Reason" (as defined in the agreement), or upon expiration of the term of the agreement without an earlier termination hereunder, Mr. Tessitore will be entitled to receive payment of his accrued but unpaid base salary, accrued but unused vacation time, and certain specified unreimbursed expenses.  If Mr. Tessitore's employment is terminated without "Cause" or by him for "Good Reason," he will be entitled to receive monthly installments of his base salary for twelve months from the date of termination, payment of a pro rata portion of his bonus for the year of termination, continuation for a period of twelve months of all employee benefits under the agreement that Mr. Tessitore was receiving immediately prior to the date of termination, payment for accrued but unused vacation time, and payment of certain specified unreimbursed expenses.

Index

Mr. Tessitore is subject to certain non-solicitation and non-competition covenants during the term of the employment agreement and for a period of twelve months following the termination of his employment.

Compensation Committee Interlocks And Insider Participation In Compensation Decisions

There were no "Compensation Committee Interlocks" during fiscal year 2007.

Report of the Compensation Committee On Executive Compensation

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

J. G. Vogelsang, Chairman of the Committee
D. A. Groshoff
J. R. Parker

Summary Compensation Table

The following tables set forth compensation received by our Chief Executive Officer and each of our executive officers for the last three fiscal years:

Name & Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-equity Incentive Plan Compen-sation	Change In Pension Value and Non-qualified Deferred Compen-sation Earnings (2)	All Other Compen-sation (3)	Total
Gary L. Tessitore	2007	$416,000	$-	$-	$-	$-	$-	$11,963	$427,963
President and	2006	416,000	-	-	-	-	-	12,694	428,694
Chief Executive Officer	2005	400,000	-	-	-	-	-	12,694	412,694

R. Michael McEntee	2007	237,000	-	-	-	-	-	9,775	246,775
Vice President,	2006	237,000	-	-	-	-	-	9,998	246,998
Chief Financial Officer	2005	216,132	-	-	-	-	-	10,990	227,122

Index

(1) All stock options granted in years prior to the Company’s emergence from bankruptcy on January 23, 2004 were canceled as part of the plan of reorganization.  No stock options have been granted since the emergence from bankruptcy.

(2) The Company’s Pension Plan covering Executive Officers was terminated on December 15, 2003, and the Pension Benefit Guarantee Corporation (“PBGC”) is now the statutory trustee and controls the Plan.  The Company has no pension plan that covers Executive Officers.

(3) All Other Compensation includes amounts contributed or accrued for fiscal years 2005, 2006 and 2007 under the Company’s Savings and Profit Sharing Plan and amounts received for car allowance in 2005, 2006 and 2007.

Compensation Of Directors

Fansteel’s directors, other than the director considered to be our employee, each receive annual compensation of $20,000, paid in equal installments over 12 months, for their services as members of the Company’s Board of Directors.  The non-employee directors also receive $300 per hour for board services outside those required for regular meetings and $500 for attending meetings. The chairmen of the board and committee chairpersons receive annual compensation of $1,500, paid in equal installments over 12 months, for their services as chairperson.

The table below summarizes the compensation paid by the Company to non-employee Directors for the year ended December 31, 2007:

2007 Director Summary Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change In Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
John R. Parker	$32,950	$-	$-	$-	$-	$-	$32,950
David A. Groshoff (a)	30,150	-	-	-	-	-	30,150
Jeff G. Vogelsang	29,580	-	-	-	-	-	29,580

(a) Fees are paid directly to JP Morgan Asset Management and not to Mr. Groshoff

Index

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The persons owning beneficially 5% or more of the Company’s outstanding Common Stock, the stock ownership of all the Executive Officers and Directors of the Company as a group, and the stock ownership of the named Executive Officers and Directors as of March 24, 2008 are as follows:

Name and Address of Beneficial Owner	Amount Beneficially Owned	Percent of Class
Brian F. Cassady (1) 510 Ocean Drive, Suite 501 Miami Beach, Florida 33139	945,706	27.65%

JP Morgan Asset Management (formerly Pacholder Associates, Inc), as agent for Pension Benefit Guaranty Corporation (2) 8044 Montgomery Road Suite 555 Cincinnati, Ohio 45236	773,735	22.60%

All Officers and Directors as a group (5 persons)	7,003.20%

G. L. Tessitore, President and Chief Executive Officer Fansteel Inc. 570 Lake Cook Road, Suite 200 Deerfield, Illinois 60015	6,994.20%

R. M. McEntee, Vice President, Chief Financial Officer Fansteel Inc. 570 Lake Cook Road, Suite 200 Deerfield, Illinois 60015	9	less than .1%

(1)
According to the Schedule 13D filed with the Securities and Exchange Commission on February 19, 2008 by Brian F. Cassady of 510 Ocean Drive, Suite 501, Miami Beach, FL, 33139, in privately negotiated transactions, he acquired beneficial ownership of 945,706 shares, having acquired 630,613 shares from Northern Trust Company and 315,093 shares from M&I Marshall & Ilsley Bank.

(2)
According to the Schedule 13D, dated March 8, 2004, filed with the Securities and Exchange Commission by Pacholder Associates, Inc. ("Pacholder Associates"), an investment adviser and Ohio corporation, pursuant to an investment advisory agreement between Pacholder Associates and the PBGC, dated October 1, 1999, Pacholder Associates had discretionary authority to manage the PBGC's interest in the Company and has sole voting power and sole dispositive power over the shares that Pacholder Associates, as agent for the PBGC, has received.  The initial distribution of shares on February 24, 2004 was 757,486 shares.  On February 8, 2005, JP Morgan Fleming Asset Management announced the purchase of Pacholder Associates and the sole dispositive power over the Fansteel shares formerly held by Pacholder Associates. On July 27, 2005, the final distribution of shares relating to the Plan of Reorganization was made with JP Morgan Investment Management, Inc., as an agent of the PBGC, receiving an additional 16,249 shares.

Index

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The Company engaged the firm of BDO Seidman, LLP for the quarterly 2007 and 2006 reviews and the audit of the annual financial statements for the years ending December 31, 2007 and December 31, 2006, and the reviews of the financial statements included in the Company’s Form 10-K for the years ending December 31, 2007 and December 31, 2006.

The following table presents fees for professional audit services rendered by BDO Seidman, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and December 31, 2006 and fees billed for other services, if any, rendered by BDO Seidman, LLP during those periods.
	2007	2006
Audit fees[1]	$212,070	$201,500
Audit-related fees[2]	-	-
Tax fees[3]	-	-
All other fees4 & 5	120,542	2,500
Total	$332,612	$204,000

(1) Audit fees consisted principally of audit work performed on the consolidated financial statements and internal control over financial reporting, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.
(2) The Company did not engage BDO Seidman, LLP for other audit related services.
(3) The Company did not engage BDO Seidman, LLP for tax services.

Index

(4) The Company engaged BDO Seidman, LLP to review the Company’s response to a Securities Exchange Commission comment letter received on August 18, 2006.
(5) In 2007, a special committee of the board of directors engaged BDO Seidman, LLP to review inter-company transactions with the Company’s special purpose subsidiary, FMRI Inc.  This engagement was not with the same office that does the audit work.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with Securities and Exchange Commission policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

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

Index

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decision to the Audit Committee at its next scheduled meeting.

(5) The Audit Committee approved 100% of the fees for services performed by the independent registered accounting firm.

Index

PART IV.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements
Financial statements filed as part of this Form 10-K are listed under Part II, Item 8.

2.	Financial Statement Schedules
Financial statement schedule filed as part of this Form 10-K is listed under Part II, Item 8.

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

10.1
Employment Agreement dated as of January 16, 2004, between the Company and Gary L. Tessitore, as amended by that certain amendment dated as of October 22, 2004, between such parties (previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 15, 2004, and incorporated herein by reference)

10.3
Loan and Security Agreement dated as of January 23, 2004 among the Company, Wellman Dynamics Corporation and Congress Financial Corporation, as amended by that certain first amendment dated as of January 19, 2005, among such parties and as amended by that second certain amendment dated as of March 31, 2005, between such parties (previously filed as Exhibit 10.3 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

Index

10.4
Asset Purchase Agreement, dated as of December 30, 2004, between the Company and Whitesell Corporation (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on January 1, 2005, and incorporated herein by reference)

10.5
Settlement Agreement, dated December 19, 2003, between the Company and Pension Benefit Guaranty Corporation (previously filed as Exhibit 10.5 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.6
Promissory Note, dated September 13, 2003, between the Company and Pension Benefit Guaranty Corporation (previously filed as Exhibit 10.6 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.7
Option to Purchase, dated November 13, 2003, between the Company and the City of North Chicago (previously filed as Exhibit 10.7 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.8
Stipulation And Order Clarifying And/Or Modifying Consent Decree, dated March 3, 2005, between the Company, North Chicago, Inc. ("NCI"), the City of North Chicago (the "City") and the United States, on behalf of the Environmental Protection Agency ("EPA"), the Department of the Navy ("Navy"), the United States Department of the Interior ("DOI"), and the National Oceanic and Atmospheric Administration of the United States Department of Commerce ("NOAA") (previously filed as Exhibit 10.8 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.9
Real Estate Vacant Land Sales Contract, dated June 3, 2004, between Waukegan, Inc. and Ampsky & Associates, LLC and Waukegan, Inc., including exhibits A and B thereto (previously filed as Exhibit 10.9 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.10
Environmental Indemnity Agreement, dated June 29, 2004, between Waukegan, Inc. and Ampsky & Associates, LLC and Waukegan, Inc. (previously filed as Exhibit 10.10 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.11
Settlement Agreement, dated June 21, 2004, by and among the United States, Fansteel Inc. and Waukegan Inc. (previously filed as Exhibit 10.11 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference)

10.12
Loan and Security Agreement dated as of July 15, 2005 among Fifth Third Bank (Chicago), Fansteel Inc. and Wellman Dynamics Corporation, as amended by that certain first amendment dated as of December 4, 2006, between such parties (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 4, 2006, and incorporated herein by reference), as amended by that certain second amendment dated as of June 5, 2007, between such parties (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2007, and incorporated herein by reference), as amended by that certain third amendment dated as of September 12, 2007, between such parties (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 18, 2007, and incorporated herein by reference)

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

* Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on March 31, 2007, thereunto duly authorized.

Fansteel Inc.

By:              /s/ Gary L. Tessitore
Gary L. Tessitore
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on March 31, 2008.

                           /s/ Gary L. Tessitore
Gary L. Tessitore, President and Chief Executive Officer
(Principal Executive Officer)

                              /s/ R. Michael McEntee
R. Michael McEntee
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

                             /s/ John R. Parker
John R. Parker, Chairman of the Board of Directors

                            /s/ Jeffrey G. Vogelsang
Jeffrey G. Vogelsang, Director

                         /s/ David A. Groshoff
David A. Groshoff, Director