Form 10-Q
period 2008-03-31
FANSTEEL INC
filed 2008-05-13
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by checkmark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $.01 par value	3,420,000 shares

FANSTEEL INC.
FORM 10-Q – INDEX
MARCH 31, 2008

Index

PART I.    FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Net Sales	$19,986,144	$18,332,796

Cost and Expenses
Cost of products sold	16,877,098	15,581,411
Selling, general and administrative	1,780,423	1,557,117
	18,657,521	17,138,528

Operating Income	1,328,623	1,194,268

Other Expense
Interest expense	(390,948)	(367,989)
Other	(47,724)	(41,661)
	(438,672)	(409,650)
Income from Continuing Operations Before Income Taxes	889,951	784,618
Income Taxes	-	-
Net Income from Continuing Operations	889,951	784,618
Loss from Discontinued Operations	(791,479)	(795,335)
Net Income (Loss)	$98,472	$(10,717)

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Share[a]
Continuing Operations	$0.26	$0.23
Discontinued Operations	(0.23)	(0.23)
Net Income (Loss)	$0.03	$0.00

See Notes to Consolidated Financial Statements

___________________________
a Basic earnings per share and diluted earnings per share are the same.

Index

Fansteel Inc.
Consolidated Balance Sheet

	March 31, 2008 (Unaudited)	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$16,292	$298,352
Accounts receivable, less allowance of $189,000 and $170,000 at March 31, 2008 and December 31, 2007, respectively	10,384,033	10,568,513
Inventories
Raw material and supplies	1,660,048	1,308,731
Work-in process	9,031,550	8,554,360
Finished goods	565,323	574,686
Total inventories	11,256,921	10,437,777
Prepaid expenses	1,512,037	1,830,489
Total current assets	23,169,283	23,135,131

Property, plant and equipment
Land	917,419	917,419
Buildings	4,125,459	4,122,886
Machinery and equipment	8,422,979	8,103,287
	13,465,857	13,143,592
Less accumulated depreciation	4,420,699	4,140,642
Net property, plant and equipment	9,045,158	9,002,950

Other assets
Deposits	660,799	660,799
Reorganization value in excess of amounts allocable to identified assets	12,893,734	12,893,734
Property held for sale	720,000	1,178,116
Other	351,674	337,652
Total other assets	14,626,207	15,070,301

	$46,840,648	$47,208,382

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	March 31, 2008 (Unaudited)	December 31, 2007

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,782,909	$7,589,036
Accrued liabilities	7,896,087	8,040,875
Short-term borrowings	13,854,077	15,010,884
Current maturities of long-term debt	3,825,933	900,254
Total current liabilities	33,359,006	31,541,049

Long-term debt, less current maturities	3,861,646	6,491,265

Other liabilities
Environmental remediation	21,333,760	20,989,571
Non-current pension liability	716,992	716,992
Total other liabilities	22,050,752	21,706,563

Total liabilities	59,271,404	59,738,877

Minority interest	191,220	180,777

Shareholders' equity (deficit)
Common stock, par value $0.01 Authorized 3,600,000 shares, issued and outstanding 3,420,000	34,200	34,200
Capital in excess of par value	296,314	296,314
Accumulated deficit	(12,852,671)	(12,951,143)
Accumulated other comprehensive loss	(99,819)	(90,643)

Total shareholders’ deficit	(12,621,976)	(12,711,272)

Total liabilities and shareholders' deficit	$46,840,648	$47,208,382

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Cash Flows From Operating Activities:
Net income (loss)	$98,472	$(10,717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	280,057	231,077
Minority interest expense	10,443	-
Accretion on long-term debt and other liabilities	42,664	53,506
Loss from discontinued operations	791,479	795,335
Change in assets and liabilities:
Decrease in accounts receivable	134,735	265,599
(Increase) decrease in inventories	(819,144)	496,938
Decrease in prepaid expenses	304,512	372,733
Increase (decrease) in accounts payable and accrued liabilities	328,074	(624,604)
Increase (decrease) in income taxes payable	7,155	(1,188)
Increase in other assets	(14,022)	(11,885)
Net cash provided by operating activities	1,164,425	1,566,794
Cash Flows From Investing Activities:
Capital expenditures	(322,265)	(239,582)
Net cash used in investing activities	(322,265)	(239,582)
Cash Flows From Financing Activities:
Proceeds from long-term borrowing	1,000,000	-
(Payments) proceeds on short-term borrowing	(1,157,089)	332,109
Payments on long-term debt	(80,646)	(76,578)
Net cash (used in) provided by financing activities	(237,735)	255,531
Net Increase in Cash and Cash Equivalents from Continuing Operations	604,425	1,582,743
Cash Flows of Discontinued Operations:
Operating cash flows	(1,344,601)	(1,582,727)
Investing cash flows	458,116	-
Total Cash Flows of Discontinued Operations	(886,485)	(1,582,727)
Net (Decrease) Increase in Cash and Cash Equivalents	(282,060)	16
Cash and Cash Equivalents at Beginning of Period	298,352	17,672
Cash and Cash Equivalents at End of Period	$16,292	$17,688

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$311,351	$293,447
Income taxes (refunds)	7,155	(1,188)

See Notes to Consolidated Financial Statements

Index

Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

The consolidated financial statements as of and for the periods ending March 31, 2008 and March 31, 2007 of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Fansteel Inc. and its subsidiaries ("Fansteel" or the "Company") are manufacturers of engineered metal components using the sand castings, investment casting and powdered metal processes. Products manufactured are used in a variety of markets including military and commercial aerospace, automotive, energy, agricultural and construction machinery, lawn and garden equipment, marine, plumbing and electrical hardware, flow control valves and pumps, and general industrial.

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

Index

Note 2 – Earnings (Loss) per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
Numerator:	March 31, 2008	March 31, 2007
Net income (loss)	$98,472	$(10,717)
Denominator:
Denominator for basic earnings per share- weighted average shares	3,420,000	3,420,000
Effect of dilutive securities
Employee stock options	-	-
Employee restricted stock	-	-
Dilutive potential common shares	3,420,000	3,420,000
Basic earnings per share	$0.03	$0.00
Diluted earnings per share	$0.03	$0.00

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

Index

During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility.  Pursuant to the Reorganization Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility.  In December 2003, the NRC approved the issuance and transfer of an amended NRC License and related Decommissioning Plan to FMRI.  At January 23, 2004, the liability for the environmental remediation was $38.7 million, and the recorded discounted liability using a discount rate of 11.3% as part of fresh-start accounting, which was required to be applied upon reemergence from Chapter 11 bankruptcy, was $19.2 million.   In 2005, FMRI began removal of the residues under Phase 1 of the decommissioning plan, which is expected to remove over 80% of the radioactive contaminated residues. Phase 1 is behind schedule, but continued into 2008.  The NRC has been kept informed on the status of the decommissioning activities and was notified that FMRI’s current plans are only to continue maintenance and safety controls on the site after 2008 until sufficient funds are in place to complete Phase 1 activities, anticipated to begin in late 2010. Completion of Phase 1 is scheduled for 2012. At March 31, 2008 and December 31, 2007, the gross estimated liability was $27,423,000 and $27,654,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $17,456,000 and $17,111,000, respectively.

FMRI can draw up to $4.5 million from an existing decommissioning trust owned by Fansteel established in accordance with the Amended Decommissioning Trust Agreement with the NRC.  Draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2 million and provided certain terms and conditions are satisfied.  On April 13, 2005, the decommissioning trust was amended, with the consent of the NRC, to allow additional draws of up to $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan.  The amounts of these additional draws are dependent upon, among other things, the weight of material disposed of offsite at the approved disposal site. Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust.  In the second quarter of 2005, FMRI drew an additional $500,000 from the Trust.  In the third quarter of 2005, FMRI drew an additional $1,160,000 from the Trust.  In 2005, Fansteel prepaid $768,000 to FMRI from net insurance proceeds, which FMRI used to reduce amounts owing to the Trust. In 2006, FMRI drew an additional $652,000 and Fansteel prepaid $70,000 to FMRI from insurance proceeds. In 2007, FMRI drew an additional $776,000 from the Trust, bringing total draws from the Trust to $2.8 million at December 31, 2007. In the first three months of 2008, FMRI drew an additional $629,000 from the Trust, bringing total draws from the Trust to $3.4 million at March 31, 2008.

Lexington Facility

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility.  To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare.  In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that the Predecessor Company submit a plan for further characterization of the facility.  The Predecessor Company submitted a letter to the KNREPC in September 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility.  On September 12, 2007, FLRI received notice that the Kentucky Department for Environmental Protection had accepted the site characterization report that had been submitted and that FLRI should prepare the Corrective Action Plan for the site. An estimated $1.78 million to perform the remedial activities was determined and a liability in that amount was recorded at January 23, 2004.  In September 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1.78 million note. During 2007, new estimates of costs to complete the remediation reduced the gross liability by $324,000. At March 31, 2008 and December 31, 2007, the gross estimated liability was $858,000 and $875,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $841,000 and $857,000, respectively.

Index

The land and building of the Lexington facility are included on the balance sheet as property held for sale at $720,000, which includes a reduction of $608,000 made in September 2007 based on the latest appraisal of its current market value. A number of third parties had expressed interest in purchasing this facility.  In the second quarter of 2007, FLRI entered into a right of first refusal agreement to purchase the property with a third party for their maintenance of the site. On November 1, 2007, FLRI executed a lease with an option to purchase at fair market value with this third party.  FLRI is in negotiations with the KNREPC and the Lessee to finalize the transfer of the property and obligation to remediate the site.

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

North Chicago Facility

In September 2000, the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Predecessor Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site").  The Predecessor Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003.  The proposed remedial actions at the North Chicago Facility were estimated to cost $2.17 million, for which a liability was recorded at January 23, 2004 as part of the bankruptcy reorganization for a newly formed special purpose subsidiary, North Chicago, Inc (“NCI”).  On March 7, 2005, NCI sold the real property to the City of North Chicago (the “City”), transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. In July 2005, the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a prepayment of the note delivered to the EPA.  The Company has made all the payments due under the promissory note as of September 2007, and therefore, there is no further liability.

Index

Washington Manufacturing

On December 31, 2004, the Company sold substantially all of the assets (including, but not limited to, machinery and equipment, raw material items, work-in-process items, finished goods items, receivables, machinery and equipment contracts, customer contracts and supplier contracts, but excluding real estate, fixtures and certain other assets) of the division of the Company known as "Washington Manufacturing” to Whitesell Corporation (“Whitesell”), a customer of Washington Manufacturing.

Whitesell had been leasing the buildings of Washington Manufacturing until it vacated in December 2006 at which time the Company began to actively try to sell the Washington Manufacturing property and classified it as property held for sale in the accompanying balance sheet.   In December 2006 the value of the property was reduced by $738,000 to reflect current market value, less selling costs. On January 22, 2008, the Company entered into an agreement with a buyer for the purchase of the remaining assets at the Washington Manufacturing facility for $475,000, which is approximately equal to the book value. The Company closed on the sale of this property on March 13, 2008.

Results of Discontinued Operations

The operations described above are classified as discontinued operations for all periods presented.

Discontinued operations reported losses of $791,000 and $795,000 for the three months ended March 31, 2008 and March 31, 2007, respectively.  The losses for both time periods relate primarily to the accretion of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan.

The components of net liabilities of discontinued operations, which are included on the Consolidated Balance Sheet, consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Cash	$449,511	$855,712
Other notes and accounts receivable	-	49,745
Prepaid expenses	50,667	64,607
Property held for sale	720,000	1,178,116
Total assets	$1,220,178	$2,148,180

Current liabilities	$491,841	$812,742
Long-term debt (PBGC note)	4,588,351	5,213,971
Environmental remediation	18,297,217	17,967,503
Total liabilities	$23,377,409	$23,994,216

Net liabilities of discontinued operations	$22,157,231	$21,846,036

Index

Note 4 - Other Environmental Remediation

Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman.  At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,166,000 through 2009.  At March 31, 2008 and December 31, 2007 the gross estimated liability was $1,852,000 and $1,877,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,816,000 and $1,834,000, respectively.

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand.  It is anticipated that, based upon current regulation and projections by third-party consultants, Wellman is likely to be required to close the landfill no earlier than 2018 at a future cost approximating $1,166,000. Changes in regulations for non-public landfills may result in closure at an earlier date, which cannot be determined from current information known. The recorded discounted liability, using a discount rate of 11.3%, at March 31, 2008 and December 31, 2007 was $631,000 and $613,000, respectively.

In October 2000, Wellman provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site.  The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment.  Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment.  Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill.  However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time.  The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at March 31, 2008 and December 31, 2007 was $590,000 and $575,000, respectively.

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

Index

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

On September 12, 2007, the Company amended its Loan and Security Agreement with Fifth Third Bank for the third time.  Under this amended loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to $21.5 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment until March 2, 2009. Revolving loans were amended to eliminate $1.5 million for borrowing that is not subject to the borrowing base limits.  A term loan for a maximum of $3 million was added to the loan facility.  Draws on the term loan could be made until February 29, 2008, at which time the Company drew the maximum $3 million. Interest on the term loan is at 13%.  The term loan includes a success fee of 3% to 7% of principal amount repaid before March 2, 2009 depending on when the repayment occurs. Fansteel Inc. pledged its 1,000 shares of Wellman stock as security for the term loan.

At March 31, 2008 the Company had letters of credit of $770,000 under its Loan and Security Agreement with Fifth Third Bank for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. The Company’s credit availability was $1,906,000 at March 31, 2008.  Borrowing under the revolving line of credit is included as short-term borrowings. Borrowing from the term loan under the credit facility is included as current portion of long-term debt for $3,000,000 at March 31, 2008 and long-term debt of $2,000,000 at December 31, 2007.

Note 6 - Income Taxes

Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Index

Valuation allowances are established in accordance with provisions of FASB Statement No. 109 “Accounting for Income Taxes”.  The valuation allowances are attributable to federal and state deferred tax assets.

At March 31, 2008 and December 31, 2007, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $22.3 million, which expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards and the other deferred tax assets as the net operating loss carry-forwards and other deferred tax assets are not anticipated to be realized before expiration.

The Company does not expect a significant increase or decrease in unrecognized tax benefits within the next twelve months. The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several states. The Company has substantially concluded all U.S. Federal and State income tax matters for the period up to and including 2002.

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

Financial information concerning the Company's segments is as follows:

	Three Months Ended
Net Sales:	March 31, 2008	March 31, 2007
Advanced Structures	$11,591,814	$10,941,717
Industrial Metal Components	8,394,330	7,391,079
Total Net Sales	$19,986,144	$18,332,796

Operating Income:
Advanced Structures	$911,740	$846,354
Industrial Metal Components	416,883	347,914
Total Operating Income	$1,328,623	$1,194,268

Index

The identifiable assets by business segment, for the periods indicated, are set forth below:

Identifiable assets:	March 31, 2008	December 31, 2007
Advanced Structures	$19,033,133	$19,520,969
Industrial Metal Components	11,169,930	10,139,992
Corporate	15,417,407	15,399,241
Discontinued	1,220,178	2,148,180
Total Assets	$46,840,648	$47,208,382

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

	Three Months Ended
Depreciation and amortization:	March 31, 2008	March 31, 2007
Advanced Structures	$133,662	$112,633
Industrial Metal Components	140,596	113,880
Corporate	5,799	4,564
Total depreciation and amortization	$280,057	$231,077

Capital expenditures:
Advanced Structures	$203,131	$130,031
Industrial Metal Components	98,265	109,551
Corporate	20,869	-
Total capital expenditures	$322,265	$239,582

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

Results of Operations

Three Months Ended March 31, 2008 As Compared To Three Months Ended March 31, 2007

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Advanced Structures	$11,591,814	$10,941,717
Industrial Metal Components	8,394,330	7,391,079
	$19,986,144	$18,332,796

Consolidated Company net sales of $19,986,000 for the three months ended March 31, 2008 increased $1.7 million, or 9.0%, compared to net sales of $18,333,000 for the three months ended March 31, 2007. Both business segments showed improvement, with the investment casting operation in the Industrial Metal Components segment leading the sales growth.

For the three months ended March 31, 2008, Advanced Structure net sales increased by $650,000, or 5.9%, compared to the three months ended March 31, 2007.  Sand casting sales to the private jet, regional jet and commercial air markets provided most of the improvement, which was partially offset by a decrease in military flight sales. Tooling sales for the first three months of 2008 were also lower as the first three months of 2007 included tooling for a large program, while no significant programs have yet been completed in 2008.

Net sales for the Industrial Metal Components segment increased $1,003,000, or 13.6%, for the three months ended March 31, 2008 compared with the three months ended March 31, 2007.  Net sales of investment castings increased by $778,000, or 18.5%, with improvement in most product lines, led by the automotive line, which has benefited from engine programs for diesel engine components. Powdered metal components sales improved $225,000, or 7.1%, due to improvements in automotive and lawn and garden product lines. Included in this segment’s sales are surcharges for increased metal costs in the first quarter of 2008 of $1.0 million, which were $49,000 less than the first quarter of 2007. While material prices have continued to rise, some customers have requested new pricing rather than surcharges.

Index

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2008	% Of Net Sales	Three Months Ended March 31, 2007	% Of Net Sales
Advanced Structures	$9,894,606	85.4%	$9,346,865	85.4%
Industrial Metal Components	6,982,492	83.2%	6,234,546	84.4%
	$16,877,098	84.4%	$15,581,411	85.0%

Cost of products sold of $16.9 million for the three months ended March 31, 2008 increased by $1.3 million compared to $15.6 million for the three months ended March 31, 2007, due largely to the increase in sales volume. As a percent of sales, cost of products sold improved to 84.4% in 2008 compared to 85.0% in 2007.

In the Advanced Structures segment cost of products sold of $9.9 million for the three months ended March 31, 2008 increased $548,000 compared with cost of products sold of $9.3 million for the three months ended March 31, 2007. Cost of products sold increased due to the higher volume, increased material costs and more outside service costs, which were offset by reduced scrap and improved overhead costs. As a percent of net sales, cost of products remained flat at 85.4% in the first three months of 2008 compared with the first three months of 2007.

The Industrial Metal Components’ cost of products sold were $7.0 million for the three months ended March 31, 2008 compared to cost of products sold of $6.2 million for the three months ended March 31, 2007.  Higher volume and increased material costs accounted for the majority of the increase. As a percent of net sales, cost of products improved to 83.2% for the first three months of 2008 compared with 84.4% for the first three months of 2007 as a result of the higher volume and lower overhead costs.

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2008	% Of Net Sales	Three Months Ended March 31, 2007	% Of Net Sales
Advanced Structures	$785,468	6.8%	$748,498	6.8%
Industrial Metal Components	994,955	11.9%	808,619	10.9%
	$1,780,423	8.9%	$1,557,117	8.5%

Index

Selling, general and administrative expenses for the first three months of 2008 were $1,780,000 compared with $1,557,000 in the first three months of 2007, due largely to higher commissions, payroll costs and professional fees. As a percent of sales, selling, general and administrative expenses increased to 8.9% in the first three months of 2008 compared with 8.5% for the first three months of 2007.

In the Advanced Structures segment, selling, general and administrative expenses for the three months ended March 31, 2008 increased by $37,000, or 4.9%, compared with the three months ended March 31, 2007 due to increased payroll and sales commissions. As a percent of sales, selling, general and administrative expenses remained flat at 6.8% for both time periods.

Selling, general and administrative expenses for Industrial Metal Components segment for the three months ended March 31, 2008 increased $186,000, or 23.0%, compared with the three months ended March 31, 2007 due to higher sales commissions, employment recruiting expenses, professional fees and payroll costs.  As a percent of sales, selling, general and administrative expenses increased to 11.9% compared with 10.9%, as the volume increase did not offset the cost increases.

Operating Income

The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2008	% Of Net Sales	Three Months Ended March 31, 2007	% Of Net Sales
Advanced Structures	$911,740	7.9%	$846,354	7.7%
Industrial Metal Components	416,883	5.0%	347,914	4.7%
	$1,328,623	6.6%	$1,194,268	6.5%

Operating income for the three months ended March 31, 2008 increased $134,000 compared to the three months ended March 31, 2007, with both segments providing nearly equal improvements. Operating income as a percent of sales improved slightly to 6.6% for the three months ended March 31, 2008 compared with 6.5% for the three months ended March 31, 2007.

Advanced Structures operating income of $912,000 for the three months ended March 31, 2008 increased $66,000 from operating income of $846,000 for the three months ended March 31, 2007. Operating income as a percent of sales improved to 7.9% for the three months ended March 31, 2008 compared with 7.7% for the three months ended March 31, 2007. Higher volume, reduced scrap and lower overhead costs provided the majority of the improvement.

Industrial Metal Components had operating income of $417,000 for the three months ended March 31, 2008 compared to operating income of $348,000 for the three months ended March 31, 2007, an increase of $69,000. Segment operating income as a percent of sales improved to 5.0% for the three months ended March 31, 2008 compared with 4.7% for the three months ended March 31, 2007. The higher volume and lower overhead costs were the key factors in this improvement.

Index

Other Expenses

The following table sets forth the combined other expenses of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Interest expense	$(390,948)	$(367,989)
Other	(47,724)	(41,661)
	$(438,672)	$(409,650)

Other expenses increased $29,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to largely to increased borrowings from the revolving line of credit, including the term loan.

Discontinued Operations

Discontinued operations reported a loss of $791,000 for the three months ended March 31, 2008 and a loss of $795,000 for the three months ended March 31, 2007. The losses for both periods relate primarily to the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation.

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

The Company had net income of $98,000 for the three months ended March 31, 2008 and a net loss of $11,000 for the three months ended March 31, 2007.

Liquidity and Capital Resources

On March 31, 2008 and December 31, 2007, the Company had cash of $16,000 and $298,000 respectively.

Continuing operations provided cash of $604,000 for the three months ended March 31, 2008, due mostly to operating activities of $1,164,000. Excluding net debt payments of $238,000, continuing operations provided $842,000 for the three months ended March 31, 2008. Discontinued operations used $886,000 for the three months ended March 31, 2008, primarily for funding the on-going environmental remediation at the Muskogee, Oklahoma property, but were partially offset by the March 2008 sale of the Washington Manufacturing property that provided $458,000.

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

Index

Operating Activities

For the three months ended March 31, 2008, operating activities provided $1,164,000 in cash with improvements in working capital coming from decreases in receivables and prepaids, increases in accounts payable and accrued liabilities partially offset by increases in inventories.  Accounts receivable decreased by $135,000 due to strong collections and a 1-day decrease in days outstanding. Inventories increased by $819,000 due to the higher sales demand.

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

Investing Activities

For the three months ended March 31, 2008, investing activities used $322,000 for capital expenditures, primarily for replacement equipment and upgrades for both business segments.

For the three months ended March 31, 2007, investing activities consumed $240,000 for capital expenditures for capacity expansion and replacement equipment for both business segments.

Financing Activities

Financing activities used $238,000 for the three months ended March 31, 2008. Borrowings for 2008 from the term loan within the revolving line of credit with Fifth Third were $1,000,000 for funding operations, capital expenditures and environmental remediation of discontinued operations. Payments of $1,157,000 were made in 2008 for short-term borrowings from the revolving line of credit. Payments of $81,000 in 2008 of long-term debt were for loans from various economic agencies in Pennsylvania.

Financing activities provided $256,000 for the three months ended March 31, 2007. For the first three months of 2007, short-term borrowings from the revolving line of credit with Fifth Third Bank were $332,000. Payments of long-term debt in the first three months of 2007 were $77,000 for loans from various economic agencies in Pennsylvania.

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

Index

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

On September 12, 2007, the Company amended its Loan and Security Agreement with Fifth Third Bank for the third time.  Under this amended loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to $21.5 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2 million for machinery and equipment until March 2, 2009. Revolving loans were amended to eliminate $1.5 million for borrowing that is not subject to the borrowing base limits.  A term loan for a maximum of $3 million was added to the loan facility.  Draws on the term loan could be made until February 29, 2008, at which time the Company had drawn the maximum $3 million.  Interest on the term loan is at 13%.  The term loan includes a success fee of 3% to 7% of principal amount repaid before March 2, 2009 depending on when the repayment occurs. Fansteel Inc. pledged its 1,000 shares of Wellman stock as security for the term loan.

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

Index

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

Index

The Company recognizes sales when the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as products are shipped.  Revenue is recognized from sales of tooling, patterns and dies upon documented completion of all requirements under the specific purchase agreement, which is considered customer acceptance.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”)  issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on the consolidated financial statements.

In December 2007 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141 (revised 2007), “Business Combinations”. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which the Statement is adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The effect of adopting SFAS 160 is not expected to be material.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets and liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141R requires, among other things, that the acquisition related costs be recognized separately from the acquisition. SFAS 141R is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting SFAS 141R will be dependent on the nature and the size of the acquisition completed after the adoption of SFAS 141R.

Index

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of January 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to an item for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The adoption of SFAS 159 in 2008 did not have an impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is partially effective for the Company beginning on January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. In February 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 in 2008 did not have an impact on our results of operations or financial position.

Inflation

Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits.  Significant portions of raw materials consumed by the Company are various steel alloys.  In 2004, price increases were experienced and these price increases have continued into 2008.  To offset these price increases, the Company began adding material surcharges in March 2004 and in 2008 the Company continues to add material surcharges.  Material surcharges accounted for 5.2% of net sales for the three months ended March 31, 2008 and 6.0% of net sales for the three months ended March 31, 2007. Surcharges were 4.5% lower in the first quarter of 2008 compared to the first quarter of 2007 as customers have begun to request price increases instead of surcharges.

Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

Index

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at March 31, 2008:

(In thousands)	Total	2008	2009	2010	2011	2012	After 2012
PBGC Note	$6,500	$-	$750	$1,150	$1,150	$1,150	$2,300
PA economic agencies notes	79	65	14	-	-	-	-
Operating and capital leases	587	175	117	79	64	152	-
Fifth Third revolving line	14,521	546	13,975	-	-	-	-
Fifth Third term loan	3,568	293	3,275	-	-	-	-
Letters of credit	770	-	770	-	-	-	-
Environmental liabilities	32,373	1,516	3,129	2,596	1,838	1,838	21,456
Total	$58,398	$2,595	$22,030	$3,825	$3,052	$3,140	$23,756

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

The Fifth Third Credit facility has a renewal date of March 2, 2009.  The revolving line of credit requires immediate repayment from cash receipts.  Borrowings can be made as needed, based on availability.  Any outstanding term loan is repayable in full on the renewal date. The availability at March 31, 2008 was $1,906,000, compared with $1,963,000 at December 31, 2007.

Index

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates or other market price risks.  The only debt subject to interest fluctuations is the short-term borrowing under the revolving line of credit.  A significant portion of raw materials consumed by the Company is various steel alloys.  The Company began to experience price increases on raw materials in 2004 and raw material price increases have continued into 2008.  To offset these price increases in raw materials, the Company began adding material surcharges in March 2004 and has continued to add material surcharges into 2008, but some customers have begun to request price increases rather than surcharges

ITEM 4T - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer were required to conclude that the Company‘s disclosure controls and procedures were not effective due to the one material weakness identified as part of their evaluation of internal control over financial reporting discussed below.

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

Index

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

This quarterly report does not include an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Remedial Actions and Changes in Internal Control over Financial Reporting

Management has developed and implemented remediation plans to address the material weakness and otherwise enhance the Company’s internal control over financial reporting.

In the first quarter of 2008, the Company implemented a plan to further enhance its revenue recognition process, which specifically improved the design and operating effectiveness of certain revenue recognition controls over non-standard billing of tooling.

There were no changes in the Company’s internal controls over financial reporting that occurred during the first quarter 2008 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

Index

PART II.   OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

FMRI

On September 29, 2006 A&M Engineering and Environmental Services Inc. (“A&M”) filed suit in the District Court for Tulsa County, State of Oklahoma against FMRI, a special purpose subsidiary of Fansteel, and Penn Environmental & Remediation Inc. (“Penn”).  On April 27, 2005, A&M and FMRI entered into a contract to excavate, dry, bag, stage and transport residue material to an acceptable offsite depository.  Penn was designated as the engineer for purposes of the contract.  In May 2006, FMRI was notified by A&M that they were canceling the transportation portion of the contract, but continued to perform under the balance of the contract.  A&M submitted change orders totaling $1.2 million under the contract that required approval by the engineer.  The changes orders were not approved.  A&M subsequently filed suit.  The contract provisions require the use of mediation for resolution before filing suit.  In November 2006, FMRI participated in failed meetings with A&M to stay their suit and enter into mediation.  On December 1, 2006, FMRI notified A&M that the contract was being terminated for cause.  Since A&M took no actions to commence cure efforts, the contract was terminated effective December 20, 2006 with FMRI expressly reserving its rights under the contract.

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

On May 29, 2007, A&M filed another Notice to the Court stating that it would be unable to file its Motion on June 1, 2007 for Injunctive Relief in accordance with the Scheduling Order. A&M cited more time was needed to review documents. This notice also stated that A&M did not know what the delayed dates for these activities might be and therefore would not reschedule dates at that time. The first of the A&M depositions of FMRI personnel were scheduled to begin May 23 and 24, 2007. A&M also postponed these depositions and has not rescheduled them to date. In October 2007, A&M requested a 120-day extension to the Scheduling Order, which was subsequently granted and moved the start of expert briefs and reviews from January 2008 to late April 2008. The date for the actual Jury Trial would be no earlier than November 1, 2008. In March of 2008, A&M agreed in principal to non-binding mediation.  A date of June 24, 2008 has been set to begin mediation.

FMRI cannot provide any assurance to a successful outcome and an unsuccessful outcome could hinder FMRI in its obligation to remediate the Muskogee Facility.  Any exposure is limited to FMRI and not Fansteel.

Index

Environmental Claims and Insurance Recoveries

Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Reorganization Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims.  The Department of Justice notified the Company on April 29, 2005 that the NRC and other interested federal agencies did consent to the following settlements: On May 26, 2005, the Company reached agreement with Zurich American Insurance Company and Zurich International (Bermuda) Ltd. (collectively, "Zurich") and on April 18, 2005 with KWELM Management Services Limited on behalf of the Scheme Administrator for KWELM in an insolvency proceeding under the laws of Great Britain and the Joint Liquidators for The Bermuda Fire & Marine Insurance Company (collectively, "KWELM"). Zurich agreed to a settlement providing for a cash settlement payment to the Company of $1.4 million, which was received on June 9, 2005.  KWELM agreed to a Notified Scheme Claim totaling $400,000. Cash distributions in respect of the claims would be paid out to the Company in accordance with KWELM's approved Scheme of Arrangement, which the Scheme administrator had represented that Fansteel could anticipate total cash payments equal to approximately 50% to 57% of its Notified Scheme Claim (approximately $200,000 - $228,000).  Payments from KWELM during 2005 were $330,304 and during 2006 were $5,349 for a total of $335,653, or 84% of the total claim.  The proceeds of the settlements were used in accordance with the Reorganization Plan to pay certain professional fees and expenses related to such settlements.  The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulted in prepayments under the FMRI Notes of $831,000, the FLRI Primary Note of $111,000 and the ED Note of $147,000 and payments aggregating $66,000 on account of EPA CERCLA claims.  In December 2007, the Company received a settlement payment from Hartford Insurance. The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulted in prepayments under the FMRI Notes of $50,000, and payments aggregating $17,000 on account of EPA CERCLA claims.

Other Legal Actions

During the third quarter 2006, Fansteel filed to close its bankruptcy case, as it believed all bankruptcy issues had been substantially resolved.  On September 23, 2006, the Company received notice that the Department of Justice ("DOJ") objected to the case closure, stating that the Company had not responded to a letter requesting information regarding the status of various environmental remediation sites.  The Company did not receive the DOJ letter until 2 days after the DOJ notice of objection was filed.  The Company through legal counsel has had discussions with the DOJ to resolve their objection, but with no satisfactory resolution as yet.

In October 2006 the Company filed a suit in the United States District Court for the Northern District of Illinois, Eastern Division, to recover monies owed from a customer for non-payment of $594,000 on a trade accounts receivable.  The customer claimed $212,000 of the amount owed was not due and refused to pay any of the $594,000 accounts receivable owed.  Both parties agreed to mediation/arbitration, which began on July 11, 2007. On September 23, 2007, a settlement agreement was reached whereby the Company received a payment of $175,000 and then will receive $25,000 per month for twelve months until an additional $300,000 is received.  The settlement agreement does provide for the ability to receive security in property held by the owner of the customer if the monthly payments are defaulted. As of the end of the first quarter in 2008, the customer was in full compliance with the payment schedule pursuant to the terms of the settlement agreement.

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

ITEM 1A – RISK FACTORS

Investment in the Company’s securities involves a number of risks and uncertainties. Careful consideration should be given to the following risks, along with the cautionary statement regarding “forward-looking statements” in Part I, Item 2 of this report and other information included in this report, before purchasing the Company’s securities. Besides the risks listed below, the Company faces risks that are currently unknown or that are currently considered to be immaterial, but may also impact business or adversely affect the Company’s financial condition or results of operations.

Environmental Issues

The Company has significant environmental issues ongoing from the emergence of bankruptcy on January 23, 2004, primarily related to special purpose entities included in discontinued operations, particularly in Muskogee, OK, that must be funded from continuing operations and could have a material impact on the Company’s results.

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

The Company Has A Few Large Customers

The companies controlled by United Technologies Corporation (“UTC”) and International Truck and Engine Corporation (“International Engine”) are significant customers of the Company and each represents 10% or more of Company net sales.  In addition to UTC and International Engine, the Company sells to several other customers that make up a significant portion of the Company’s total sales. While none of these other customers individually represent more than 10% of the Company’s net sales, as a group they make up a considerable portion of the Company’s total sales.

Index

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

Material Prices

The Company started to experience raw material price increases beginning in 2004 and these material price increases have continued into 2008.  The Industrial Metal Components segment has been impacted particularly hard with some material prices nearly doubling from 2005 levels.  To offset these price increases, the Company began adding material surcharges in March 2004 and in 2008 the Company continues to add material surcharges. There is no guarantee that the Company will be able to continue to pass these material surcharges on to its customers, and in fact, some customers have refused to accept these surcharges. These customers’ margins are being analyzed to determine if their business is profitable enough to retain. In 2008 some customers have begun to request new pricing rather than surcharges.  In the Advanced Structures segment, primarily serving the aerospace industry, customers have accepted price increases related to higher material prices, generally on an annual basis.  Raw material prices have been relatively stable, although prices have increased for 2008.

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

FANSTEEL INC.
(Registrant)

/s/ Gary L. Tessitore
Gary L. Tessitore
May 8, 2008	President and Chief Executive Officer

/s/ R. Michael McEntee
R. Michael McEntee
Vice President and
May 8, 2008	Chief Financial Officer