Form 10-Q
period 2008-06-30
FANSTEEL INC
filed 2008-08-14
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $.01 par value	3,420,000 shares

FANSTEEL INC.
FORM 10-Q – INDEX
JUNE 30, 2008

Index

PART I.    FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Net Sales	$20,540,984	$19,208,510

Cost and Expenses
Cost of products sold	17,008,804	16,025,143
Selling, general and administrative	1,666,129	2,579,688
	18,674,933	18,604,831

Operating Income	1,866,051	603,679

Other Income (Expense)
Interest expense	(409,858)	(392,625)
Other	66,618	(12,406)
	(343,240)	(405,031)
Income from Continuing Operations Before Income Taxes	1,522,811	198,648
Income Taxes	35,098	-
Net Income from Continuing Operations	1,487,713	198,648
Loss from Discontinued Operations	(766,958)	(1,082,908)
Net Income (Loss)	$720,755	$(884,260)

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Share[a]
Continuing Operations	$0.43	$0.06
Discontinued Operations	(0.22)	(0.32)
Net Income (Loss)	$0.21	$(0.26)

See Notes to Consolidated Financial Statements

______________________________
a Basic earnings per share and diluted earnings per share are the same.

Index

Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Net Sales	$40,527,128	$37,541,306

Cost and Expenses
Cost of products sold	33,885,902	31,606,554
Selling, general and administrative	3,446,552	4,136,805
	37,332,454	35,743,359

Operating Income	3,194,674	1,797,947

Other Income (Expense)
Interest expense	(800,806)	(760,614)
Other	18,894	(54,067)
	(781,912)	(814,681)
Income from Continuing Operations Before Income Taxes	2,412,762	983,266
Income Taxes	35,098	-
Net Income from Continuing Operations	2,377,664	983,266
Loss from Discontinued Operations	(1,558,437)	(1,878,243)
Net Income (Loss)	$819,227	$(894,977)

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Share[a]
Continuing Operations	$0.70	$0.29
Discontinued Operations	(0.46)	(0.55)
Net Income (Loss)	$0.24	$(0.26)

See Notes to Consolidated Financial Statements

______________________________
a Basic earnings per share and diluted earnings per share are the same.

Index

Fansteel Inc.
Consolidated Balance Sheet

	June 30, 2008 (Unaudited)	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$802,879	$298,352
Accounts receivable, less allowance of $197,000 and $170,000 at June 30, 2008 and December 31, 2007, respectively	10,251,849	10,568,513
Inventories
Raw material and supplies	1,826,451	1,308,731
Work-in process	9,372,124	8,554,360
Finished goods	739,288	574,686
Total inventories	11,937,863	10,437,777
Prepaid expenses	723,745	1,830,489
Total current assets	23,716,336	23,135,131

Property, plant and equipment
Land	917,419	917,419
Buildings	4,134,562	4,122,886
Machinery and equipment	9,290,543	8,103,287
	14,342,524	13,143,592
Less accumulated depreciation	4,716,903	4,140,642
Net property, plant and equipment	9,625,621	9,002,950

Other assets
Deposits	227,593	660,799
Reorganization value in excess of amounts allocable to identified assets	12,893,734	12,893,734
Property held for sale	720,000	1,178,116
Other	337,657	337,652
Total other assets	14,178,984	15,070,301

	$47,520,941	$47,208,382

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	June 30,2008 (Unaudited)	December 31, 2007

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,170,436	$7,589,036
Accrued liabilities	7,091,396	8,040,875
Short-term borrowings	14,619,088	15,010,884
Current maturities of long-term debt	3,789,676	900,254
Total current liabilities	32,670,596	31,541,049

Long-term debt, less current maturities	4,045,115	6,491,265

Other liabilities
Environmental remediation	21,803,527	20,989,571
Non-current pension liability	716,992	716,992
Total other liabilities	22,520,519	21,706,563

Total liabilities	59,236,230	59,738,877

Minority interest	197,230	180,777

Shareholders' equity (deficit)
Common stock, par value $0.01 Authorized 3,600,000 shares, issued and outstanding 3,420,000	34,200	34,200
Capital in excess of par value	296,314	296,314
Accumulated deficit	(12,131,916)	(12,951,143)
Accumulated other comprehensive loss	(111,117)	(90,643)

Total shareholders’ deficit	(11,912,519)	(12,711,272)

Total liabilities and shareholders' deficit	$47,520,941	$47,208,382

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
Cash Flows From Operating Activities:
Net income (loss)	$819,227	$(894,977)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	576,261	482,086
Minority interest expense	16,453	166,804
Accretion on long-term debt and other liabilities	91,173	113,560
Gain from disposal of property, plant and equipment	(400)	-
Loss from discontinued operations	1,558,437	1,878,243
Change in assets and liabilities:
Decrease in accounts receivable	266,919	174,655
Increase in inventories	(1,500,086)	(379,514)
Decrease in prepaid expenses	1,078,865	666,108
(Decrease) increase in accounts payable and accrued liabilities	(919,050)	605,725
Increase (decrease) in income taxes payable	19,774	(3,468)
Decrease in other assets	433,201	142,643
Net cash provided by operating activities	2,440,774	2,951,865
Cash Flows From Investing Activities:
Capital expenditures	(1,208,532)	(565,765)
Proceeds from property, plant and equipment	10,000	-
Net cash used in investing activities	(1,198,532)	(565,765)
Cash Flows From Financing Activities:
Proceeds from long-term borrowing	1,000,000	667,240
Payments on short-term borrowing	(393,112)	-
Payments on long-term debt	(66,614)	(154,075)
Net cash provided by financing activities	540,274	513,165
Net Increase in Cash and Cash Equivalents from Continuing Operations	1,782,516	2,899,265
Cash Flows of Discontinued Operations:
Operating cash flows	(1,277,989)	(2,899,282)
Total Cash Flows of Discontinued Operations	(1,277,989)	(2,899,282)
Net Increase (Decrease) in Cash and Cash Equivalents	504,527	(17)
Cash and Cash Equivalents at Beginning of Period	298,352	17,672
Cash and Cash Equivalents at End of Period	$802,879	$17,655

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$748,306	$609,614
Income taxes (refunds)	15,324	(3,468)

See Notes to Consolidated Financial Statements

Index

Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

The consolidated financial statements as of and for the periods ending June 30, 2008 and June 30, 2007 of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Fansteel Inc. and its subsidiaries ("Fansteel" or the "Company") are manufacturers of engineered metal components using the sand casting, investment casting and powdered metal processes. Products manufactured are used in a variety of markets including military and commercial aerospace, automotive, energy, agricultural and construction machinery, lawn and garden equipment, marine, plumbing and electrical hardware, flow control valves and pumps, and general industrial.

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

Index

Note 2 – Earnings (Loss) per Share

SFAS No. 128, "Earnings per Share" requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share are computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method, if dilutive.  The Company has no outstanding stock options or common stock equivalents outstanding for the three and six months presented, and therefore, basic and diluted earnings per share are the same.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
Numerator:	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income (loss)	$720,755	$(884,260)	$819,227	$(894,977)
Denominator:
Denominator for basic earnings per share- weighted average shares	3,420,000	3,420,000	3,420,000	3,420,000
Effect of dilutive securities:
Employee stock options	-	-	-	-
Employee restricted stock	-	-	-	-
Denominator:
Denominator for diluted earnings per share – weighted average shares	3,420,000	3,420,000	3,420,000	3,420,000
Basic earnings per share	$0.21	$(0.26)	$0.24	$(0.26)
Diluted earnings per share	$0.21	$(0.26)	$0.24	$(0.26)

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

Index

During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility.  Pursuant to the Reorganization Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility.  In December 2003, the NRC approved the issuance and transfer of an amended NRC License and related Decommissioning Plan to FMRI.  At January 23, 2004, the liability for the environmental remediation was $38.7 million, and the recorded discounted liability using a discount rate of 11.3% as part of fresh-start accounting, which was required to be applied upon reemergence from Chapter 11 bankruptcy, was $19.2 million.   In 2005, FMRI began removal of the residues under Phase 1 of the decommissioning plan, which is expected to remove over 80% of the radioactive contaminated residues. Phase 1 is behind schedule, but continued into 2008.  The NRC has been kept informed on the status of the decommissioning activities and was notified that FMRI’s current plans are only to continue maintenance and safety controls on the site after 2008 until sufficient funds are in place to complete Phase 1 activities, anticipated to begin in late 2010. FMRI is currently discussing this approach with the NRC. At June 30, 2008 and December 31, 2007, the gross estimated liability was $27,183,000 and $27,654,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $17,800,000 and $17,111,000, respectively.

FMRI can draw up to $4.5 million from an existing decommissioning trust owned by Fansteel established in accordance with the Amended Decommissioning Trust Agreement with the NRC. As of June 30, 2008 FMRI has drawn $4.1 million from the Trust.

Lexington Facility

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility.  To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare.  In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that the Predecessor Company submit a plan for further characterization of the facility.  The Predecessor Company submitted a letter to the KNREPC in September 2003 advising the agency that a detailed Site Characterization Plan would be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility.  Cost of remedial activities was estimated at $1.78 million and a liability in that amount was recorded at January 23, 2004. In September 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1.78 million note. On September 12, 2007, FLRI received notice that the Kentucky Department for Environmental Protection had accepted the site characterization report that had been submitted and that FLRI should prepare the Corrective Action Plan for the site.  During 2007, new estimates of costs to complete the remediation reduced the gross liability by $324,000. At June 30, 2008 and December 31, 2007, the gross estimated liability was $856,000 and $875,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $840,000 and $857,000, respectively.

Index

The land and building of the Lexington facility are included on the balance sheet as property held for sale at $720,000, which includes a reduction of $608,000 made in September 2007 based on the latest appraisal of its current market value. A number of third parties had expressed interest in purchasing this facility.  In the second quarter of 2007, FLRI entered into a right of first refusal agreement to purchase the property with a third party for their maintenance of the site. On November 1, 2007, FLRI executed a lease with an option to purchase at fair market value with this third party.  FLRI is in negotiations with the KNREPC and the Lessee to finalize the transfer of the property and obligation to remediate the site with anticipation that a transaction will be completed in the third quarter 2008.

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

Whitesell had been leasing the buildings of Washington Manufacturing until it vacated in December 2006 at which time the Company began to actively try to sell the Washington Manufacturing property and classified it as property held for sale in the accompanying balance sheet.   In December 2006 the value of the property was reduced by $738,000 to reflect current market value, less selling costs. On January 22, 2008, the Company entered into an agreement with a buyer for the purchase of the remaining assets at the Washington Manufacturing facility for $475,000, which was approximately equal to the book value. The Company closed on the sale of this property on March 13, 2008.

Index

Results of Discontinued Operations

The operations described above are classified as discontinued operations for all periods presented.

Discontinued operations reported losses of $767,000 and $1,083,000 for the three months ended June 30, 2008 and June 30, 2007, respectively, and $1,558,000 and $1,878,000 for the six months ended June 3, 2008 and June 30, 2007, respectively.  The losses for both time periods relate primarily to the accretion of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan.

The components of net liabilities of discontinued operations, which are included on the Consolidated Balance Sheet, consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Cash	$765,266	$855,712
Other notes and accounts receivable	-	49,745
Prepaid expenses	36,728	64,607
Property held for sale	720,000	1,178,116
Total assets	$1,521,994	$2,148,180

Current liabilities	$385,016	$812,742
Long-term debt (PBGC note)	4,714,113	5,213,971
Environmental remediation	18,639,795	17,967,503
Total liabilities	$23,738,924	$23,994,216

Net liabilities of discontinued operations	$22,216,930	$21,846,036

Note 4 - Other Environmental Remediation

Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman.  At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,166,000 through 2009.  At June 30, 2008 and December 31, 2007 the gross estimated liability was $1,808,000 and $1,877,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,779,000 and $1,834,000, respectively.

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand.  It is anticipated that, based upon current regulation and projections by third-party consultants, the estimated cost to close the landfill will be $1,297,000 after an updated 2008 cost study of the landfill closure costs increased the gross liability by $131,000.  This charge was taken in the second quarter 2008. Changes in regulations for non-public landfills may result in closure at an earlier date than originally anticipated.  The Iowa Department of Natural Resources notified Wellman in the July 2008 landfill permit renewal that disposal should cease by July 2011 unless synthetic liners are installed. Wellman has appealed this permit limitation since the landfill should be excluded from liner requirements under a grandfather exclusion provided in the current regulations.  The recorded discounted liability, using a discount rate of 11.3%, at June 30, 2008 and December 31, 2007 was $779,000 and $613,000, respectively.

Index

In October 2000, Wellman provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site.  The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment.  Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment.  Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill.  However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time.  The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at June 30, 2008 and December 31, 2007 was $606,000 and $575,000, respectively.

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

Note 5 - Debt

In order to increase the Company’s liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its subsidiary, Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005 with an original principal amount of $15,000,000. This loan agreement with Fifth Third Bank was amended on December 4, 2006 increasing the borrowing base to $21.5 million.

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

Index

At June 30, 2008 the Company had letters of credit of $771,000 under its Loan and Security Agreement with Fifth Third Bank for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. The Company’s credit availability was $1,002,000 at June 30, 2008.  Borrowing under the revolving line of credit is included as short-term borrowings. Borrowing from the term loan under the credit facility is included as current portion of long-term debt for $3,000,000 at June 30, 2008 and long-term debt of $2,000,000 at December 31, 2007.

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

At June 30, 2008 and December 31, 2007, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $22.3 million, which expire in various years through 2023. Due to the recent ownership change, the tax loss carry-forwards of the Company will be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. The amount of the limitation has not been quantified by the Company. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards and the other deferred tax assets as the net operating loss carry-forwards and other deferred tax assets are not anticipated to be realized before expiration. The Company does not expect a significant increase or decrease in unrecognized tax benefits within the next twelve months. The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several states. The Company has substantially concluded all U.S. Federal and State income tax matters for the period up to and including 2002.

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

Index

Financial information concerning the Company's segments is as follows:

	Three Months Ended		Six Months Ended
Net Sales:	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Advanced Structures	$12,141,342	$10,468,672	$23,733,156	$21,410,389
Industrial Metal Components	8,399,642	8,739,838	16,793,972	16,130,917
Total Net Sales	$20,540,984	$19,208,510	$40,527,128	$37,541,306

Operating Income (Loss):
Advanced Structures	$1,659,658	$552,493	$2,571,398	$1,398,847
Industrial Metal Components	206,393	616,743	623,276	964,657
Corporate	-	(565,557)	-	(565,557)
Total Operating Income	$1,866,051	$603,679	$3,194,674	$1,797,947

The identifiable assets by business segment, for the periods indicated, are set forth below:

Identifiable assets:	June 30, 2008	December 31, 2007
Advanced Structures	$19,631,658	$19,520,969
Industrial Metal Components	11,064,349	10,139,992
Corporate	15,302,940	15,399,241
Discontinued	1,521,994	2,148,180
Total Assets	$47,520,941	$47,208,382

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

	Three Months Ended		Six Months Ended
Depreciation and amortization:	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Advanced Structures	$147,288	$125,948	$280,950	$238,581
Industrial Metal Components	142,536	120,465	283,132	234,345
Corporate	6,380	4,596	12,179	9,160
Total depreciation and amortization	$296,204	$251,009	$576,261	$482,086

Capital expenditures:
Advanced Structures	$523,020	$206,492	$726,151	$336,523
Industrial Metal Components	363,247	118,573	461,512	228,124
Corporate	-	1,118	20,869	1,118
Total capital expenditures	$886,267	$326,183	$1,208,532	$565,765

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

Results of Operations

Three Months Ended June 30, 2008 As Compared To Three Months Ended June 30, 2007

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Advanced Structures	$12,141,342	$10,468,672
Industrial Metal Components	8,399,642	8,739,838
	$20,540,984	$19,208,510

The Company’s consolidated net sales for the three months ended June 30, 2008 increased $1.3 million, or 6.9%, compared to the three months ended June 30, 2007. The increase was due to higher sales of sand castings in the Advanced Structures segment.

Advanced Structures’ net sales for the three months ended June 30, 2008 increased by $1,673,000, or 16.0%, compared to the three months ended June 30, 2007. Strong demand for engine components used in the private jet and regional jet markets provided the majority of the increase, but were partially offset by lower tooling sales.

Industrial Metal Components' net sales for the three months ended June 30, 2008 decreased $340,000, or 3.9%, compared with the three months ended June 30, 2007.  Included in segment sales are surcharges for increased metal costs in the quarter ended June 30, 2008 of $1.4 million, which were $188,000 higher than the quarter ended June 30, 2007 due to increases in metal prices, primarily stainless steel. Investment casting sales were lower by $141,000, or 2.4%, primarily related to diesel engine programs for trucks and buses. Sales of powdered metal components decreased by $199,000, or 6.8%, due to the soft automotive market.

Index

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Three Months Ended June 30, 2008	% Of Net Sales	Three Months Ended June 30, 2007	% Of Net Sales
Advanced Structures	$9,723,387	80.1%	$8,963,281	85.6%
Industrial Metal Components	7,285,417	86.7%	7,061,862	80.8%
	$17,008,804	82.8%	$16,025,143	83.4%

Cost of products sold of $17.0 million for the three months ended June 30, 2008 increased by $984,000 compared to $16.0 million for the three months ended June 30, 2007, due largely to the increase in sales volume for magnesium and aluminum sand castings. As a percent of sales, cost of products sold were 82.8% and 83.4% for the three month periods ended June 30, 2008 and June 30, 2007, respectively.

In the Advanced Structures segment, cost of products sold of $9.7 million for the three months ended June 30, 2008 increased $760,000 compared with cost of products sold of $9.0 million for the three months ended June 30, 2007. As a percent of net sales, cost of products decreased by 5.5 points for the three months ended June 30, 2008 compared with the three months ended June 30, 2007. For the three months ended June 30, 2008, training grant money of $1,050,000 was received from the state of Iowa, which improved cost of products sold by 8.6 percentage points, while in the same period of 2007 no training grant money was received.  Partially offsetting the improvement from the training grants and the higher volume were increased scrap, outside processing, material and environmental costs for the three months ended June 30, 2008.

The Industrial Metal Components’ cost of products sold increased to $7.3 million for the three months ended June 30, 2008 compared to cost of products sold of $7.1 million for the three months ended June 30, 2007.  As a percent of net sales, cost of products were 86.7% for the three months ended June 30, 2008 compared with 80.8% for the three months ended June 30, 2007. Lower volume and higher material costs for the three months ended June 30, 2008 had a negative impact on results.

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Three Months Ended June 30, 2008	% Of Net Sales	Three Months Ended June 30, 2007	% Of Net Sales
Advanced Structures	$758,297	6.2%	$952,898	9.1%
Industrial Metal Components	907,832	10.8%	1,061,233	12.1%
Corporate	-	NA	565,557	NA
	$1,666,129	8.1%	$2,579,688	13.4%

Selling, general and administrative expenses for the three months ended June 30, 2008 were $1,666,000, a decrease of $914,000 over expenses of $2,580,000 for the three months ended June 30, 2007. As a percent of sales, selling, general and administrative expenses decreased to 8.1% in the second three months of 2008 compared with 13.4% for the second three months of 2007. Expenses in 2007 included $566,000 for unusual professional fees for strategic initiatives and an investigation by a special committee of the Board of Directors. Without these unusual professional fees in the three months ended June 30, 2007, selling, general and administrative expense would have been 10.5% of net sales, which is an improvement of 2.4 percentage points for the three months ended June 30, 2008.

Index

In the Advanced Structures segment, selling, general and administrative expenses for the three months ended June 30, 2008 decreased by $195,000 compared with the three months ended June 30, 2007. Results in the second quarter of 2007 included $164,000 of compensation expense for 12 shares of stock that were granted to key managers of Wellman Dynamics Corporation, a 98.8% owned subsidiary (after the grant) of Fansteel Inc. included in this segment. As a percent of sales, selling, general and administrative expenses decreased to 6.2% in the second three months of 2008 as a result of the higher volume compared to 9.1% in the second three months of 2007.

Selling, general and administrative expenses for Industrial Metal Components segment for the three months ended June 30, 2008 decreased $153,000 compared with the three months ended June 30, 2007 due to lower commissions and reduced health care costs. Selling, general and administrative expenses as a percent of sales decreased to 10.8% for the three months ended June 30, 2008 compared with 12.1% for the three months ended June 30, 2007.

Corporate selling, general and administrative expenses (not allocated to operations) were $0 for the three months ended June 30, 2008 compared with $566,000 for the three months ended June 30, 2007. Expenses for the three months ended June 30, 2007 were for unusual professional fees for strategic initiatives and an investigation by a special committee of the Board of Directors.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Three months Ended June 30, 2008	Three months Ended June 30, 2007
Advanced Structures	$1,659,658	$552,493
Industrial Metal Components	206,393	616,743
Corporate	-	(565,557)
	$1,866,051	$603,679

Operating income for the three months ended June 30, 2008 increased $1,262,000, or 209.1%, compared to the three months ended June 30, 2007. The higher sales volume and training monies of $1,050,000 in the Advanced Structures segment provided most of the improvement for the three months ended June 30, 2008. Results in the second quarter of 2007 included unusual professional fees of $566,000 at Corporate and $164,000 of compensation expense in the Advanced Structures segment.

Advanced Structures operating income of $1,660,000 for the three months ended June 30, 2008 increased by $1,108,000 from operating income of $552,000 for the three months ended June 30, 2007. The higher sales volume and training grant money of $1,050,000 were the key factors in the operating income improvement for the three months ended June 30, 2008. Results in the second quarter 2007 included $164,000 of compensation expense for 12 shares of stock that were granted to key managers of Wellman Dynamics Corporation, a 98.8% owned subsidiary (after the grant) of Fansteel Inc. included in this segment.

Index

Industrial Metal Components had operating income of $206,000 for the three months ended June 30, 2008 compared to operating income of $617,000 for the three months ended June 30, 2007. The decrease in volume had a negative impact on this segment’s operating income for the three months ended June 30, 2008.

Corporate’s operating loss was $0 for the three months ended June 30, 2008 compared with an operating loss of $566,000 for the three months ended June 30, 2007. The loss in 2007 related to unusual professional fees for strategic initiatives and an investigation by a special committee of the Board of Directors that are not allocable to the operating segments.

Other Income (Expenses)

The following table sets forth the combined other income (expenses) of the Company included in the consolidated statement of operations:

	Three months Ended June 30, 2008	Three months Ended June 30, 2007
Interest income (expenses)	$(409,858)	$(392,625)
Other income (expenses)	66,618	(12,406)
	$(343,240)	$(405,031)

Other expense decreased $62,000 in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Interest expense in the three months ended June 30, 2008 was higher by $17,000 compared with the three months ended June 30, 2007 due to the increased level of borrowings from the revolving line of credit, including the term loan. Other income of $67,000 for the three months ended June 30, 2008 included $126,000 in income for equipment purchased by a customer for use by the sand casting operation in producing their products. This was partially offset by foreign currency translation at the investment casting operation and minority interest related to the Wellman Dynamics subsidiary.

Discontinued Operations

Discontinued operations reported a loss of $767,000 in the three months ended June 30, 2008 and a loss of $1,083,000 in the three months ended June 30, 2007. The losses for both time periods relate primarily to the accretion of discounted environmental liabilities arising from the Company’s unsecured note obligations to its special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation for the terminated pension plan.

Income taxes

A tax provision of $35,000 was recorded for the three months ended June 30, 2008 compared with a tax provision of $0 for the three months ended June 30, 2007. The tax provision in 2008 relates to foreign taxes in Mexico that are not likely to be recovered. In 2007, no income tax provision or benefit was recognized as valuation allowances had been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

The Company had net income of $721,000 for the three months ended June 30, 2008 and a net loss of $884,000 for the three months ended June 30, 2007, an improvement of $1,605,000.

Index

2008 Six Months As Compared To 2007 Six Months

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Advanced Structures	$23,733,156	$21,410,389
Industrial Metal Components	16,793,972	16,130,917
	$40,527,128	$37,541,306

Consolidated Company net sales of $40,527,000 for the six months ended June 30, 2008 increased $3.0 million, or 8.0%, compared to net sales of $37,541,000 for the six months ended June 30, 2007. Sales for both business segments increased, with the sand casting operation in the Advanced Structures segment providing the majority of the improvement.

For the six months ended June 30, 2008, Advanced Structure net sales increased by $2,323,000, or 10.8%, compared to the six months ended June 30, 2007.  Sand casting sales for private jet and regional jet engine components provided most of the sales growth. Demand for most aerospace programs remains very strong, while industry capacity in magnesium and aluminum sand casting is limited. Tooling sales for the first six months of 2008 were lower as the first six months of 2007 included tooling for a large program.

Net sales for the Industrial Metal Components segment increased $663,000, or 4.1%, for the six months ended June 30, 2008 compared with the six months ended June 30, 2007.  Net sales of investment castings increased by $637,000, or 6.4%. The improvement was led by sales to flow control customers. Sales were lower in the major market served, automotive, primarily for diesel engine components. Powdered metal components sales improved $26,000, or 0.4%, as the soft automotive market has been offset by improvement in hardware and lawn and garden customers. Included in this segment’s sales are surcharges for increased metal costs in the first six months of 2008 of $2,422,000, which were $139,000 more than the first six months of 2007.

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Six Months Ended June 30, 2008	% Of Net Sales	Six Months Ended June 30, 2007	% Of Net Sales
Advanced Structures	$19,617,993	82.7%	$18,310,146	85.5%
Industrial Metal Components	14,267,909	85.0%	13,296,408	82.4%
	$33,885,902	83.6%	$31,606,554	84.2%

Cost of products sold of $33.9 million for the six months ended June 30, 2008 increased by $2.3 million compared to $31.6 million for the six months ended June 30, 2007, due largely to the increase in sales volume. As a percent of sales, cost of products sold improved to 83.6% in 2008 compared to 84.2% in 2007.

Index

In the Advanced Structures segment cost of products sold of $19.6 million for the six months ended June 30, 2008 increased $1.3 million compared with cost of products sold of $18.3 million for the six months ended June 30, 2007. Cost of products sold increased due to the higher volume, increased material costs and higher scrap, which were partially offset by improved overhead costs and training grant reimbursement. As a percent of net sales, cost of products improved to 82.7% in the first six months of 2008 compared with 85.5% in the first six months of 2007.

The Industrial Metal Components’ cost of products sold were $14.3 million for the six months ended June 30, 2008 compared to cost of products sold of $13.3 million for the six months ended June 30, 2007.  Higher volume, increased material costs and high utility costs accounted for the majority of the increase. As a percent of net sales, cost of products increased to 85.0% for the first six months of 2008 compared with 82.4% for the first six months of 2007 despite the higher volume as result of the higher material and utility costs.

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Six Months Ended June 30, 2008	% Of Net Sales	Six Months Ended June 30, 2007	% Of Net Sales
Advanced Structures	$1,543,765	6.5%	$1,701,396	7.9%
Industrial Metal Components	1,902,787	11.3%	1,869,852	11.6%
Corporate	-	NA	565,557	NA
	$3,446,552	8.5%	$4,136,805	11.0%

Selling, general and administrative expenses for the first six months of 2008 were $3,447,000 compared with $4,137,000 in the first six months of 2007. As a percent of sales, selling, general and administrative expenses decreased to 8.5% in the first six months of 2008 compared with 11.0% for the first six months of 2007. Results in the first six months of 2007 included $565,000 for unusual professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors that were not incurred in the first six months of 2008.

In the Advanced Structures segment, selling, general and administrative expenses for the six months ended June 30, 2008 decreased by $158,000, or 9.3%, compared with the six months ended June 30, 2007. As a percent of sales, selling, general and administrative expenses improved to 6.5% for the six months ended June 30, 2008 compared with 7.9% for the six months ended June 30, 2007. Results for the six months ended June 30, 2007 included compensation expense of $164,000 for the grant of 12 shares of stock to key managers of Wellman Dynamics Corporation, a 98.8% owned subsidiary (after the grant) of Fansteel Inc., which is included in this segment.

Selling, general and administrative expenses for Industrial Metal Components segment for the six months ended June 30, 2008 increased $33,000, or 1.8%, compared with the six months ended June 30, 2007 due to mainly to higher bad debt expenses. As a percent of sales, selling, general and administrative expenses decreased to 11.3% compared with 11.6% due to the sales volume increase.

Corporate unallocated selling, general and administrative expenses were $0 for the six months ended June 30, 2008 compared with $566,000 for the six months ended June 30, 2007. These charges in 2007 were for unusual professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors.

Index

Operating Income

The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:

	Six Months Ended June 30, 2008	% Of Net Sales	Six Months Ended June 30, 2007	% Of Net Sales
Advanced Structures	$2,571,398	10.8%	$1,398,847	6.5%
Industrial Metal Components	623,276	3.7%	964,657	6.0%
Corporate	-	NA	(565,557)	NA
	$3,194,674	7.9%	$1,797,947	4.8%

Operating income for the six months ended June 30, 2008 increased $1,397,000 compared to the six months ended June 30, 2007, with the Advanced Structures segment providing most of the improvement, along with reduced Corporate costs. Operating income as a percent of sales improved to 7.9% for the six months ended June 30, 2008 compared with 4.8% for the six months ended June 30, 2007.

Advanced Structures operating income of $2,571,000 for the six months ended June 30, 2008 increased $1,172,000 from operating income of $1,399,000 for the six months ended June 30, 2007. Operating income as a percent of sales improved to 10.8% for the six months ended June 30, 2008 compared with 6.5% for the six months ended June 30, 2007. Higher volume, improved overhead costs, reimbursements for a training grant, and reduced compensation expense provided the majority of the improvement.

Industrial Metal Components had operating income of $623,000 for the six months ended June 30, 2008 compared to operating income of $965,000 for the six months ended June 30, 2007, a decrease of $342,000. Segment operating income as a percent of sales decreased to 3.7% for the six months ended June 30, 2008 compared with 6.0% for the six months ended June 30, 2007. Higher volume, increased material costs and high utility costs accounted for the majority of the decrease in operating income.

Corporate had $0 operating income for the six months ended June 30, 2008 compared with an operating loss of $566,000 for the six months ended June 30, 2007. The 2007 loss resulted from unusual professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors that were not allocable back to the business segments.

Other Income (Expenses)

The following table sets forth the combined other income (expenses) of the Company included in the consolidated statement of operations:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Interest expense	$(800,806)	$(760,614)
Other income (expenses)	18,894	(54,067)
	$(781,912)	$(814,681)

Index

Other expenses decreased $33,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Interest expense increased by $40,000 due to higher borrowings from the revolving line of credit, including the term loan, in the six months ended June 30, 2008. Other expenses decreased $73,000 as other income of $126,000 was recorded for equipment purchased by a customer and given to the sand casting operation to be used exclusively for producing this customer’s products.

Discontinued Operations

Discontinued operations reported a loss of $1,558,000 for the six months ended June 30, 2008 and a loss of $1,878,000 for the six months ended June 30, 2007. The losses for both periods relate primarily to the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation.

Income taxes

A tax provision of $35,000 was recorded for the six months ended June 30, 2008 compared with a tax provision of $0 for the six months ended June 30, 2007. The tax provision in 2008 is related to foreign taxes in Mexico that are not likely to be recovered. In 2007, no income tax provision or benefit was recognized as valuation allowances had been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

The Company had net income of $819,000 for the six months ended June 30, 2008 and a net loss of $895,000 for the six months ended June 30, 2007.

Liquidity and Capital Resources

On June 30, 2008 and December 31, 2007, the Company had cash of $803,000 and $298,000 respectively.

Continuing operations provided cash of $1,783,000 for the six months ended June 30, 2008, due mostly to operating activities of $2,441,000. Excluding net debt borrowings of $540,000, continuing operations provided $1,243,000 for the six months ended June 30, 2008. Discontinued operations used $1,278,000 for the six months ended June 30, 2008, primarily for funding the on-going environmental remediation at the Muskogee, Oklahoma property, but were partially offset by the March 2008 sale of the Washington Manufacturing property that provided $458,000.

Continuing operations provided cash of $2,899,000 for the first six months of 2007, due mostly to improvements in working capital. Excluding borrowings, continuing operations provided $2,386,000 for the six months ended June 30, 2007. Discontinued operations used $2,899,000 for the six months ended June 30, 2007 primarily for funding the on-going environmental remediation at the Muskogee, Oklahoma property.

Operating Activities

For the six months ended June 30, 2008, operating activities provided $2,441,000 in cash with improvements in working capital coming from decreases in receivables, prepaids and other assets, partially offset by decreases in accounts payable and accrued liabilities and increases in inventories.  Accounts receivable decreased by $267,000 due to strong collections and a 5-day decrease in days outstanding. Inventories increased by $1,500,000 due to the higher sales demand.

Index

For the six months ended June 30, 2007, operating activities provided $2,952,000 in cash with improvements in working capital coming from decreases in receivables, prepaids and other assets along with increases in accounts payable and accrued liabilities.

Investing Activities

For the six months ended June 30, 2008, investing activities used $1,199,000, which included $1,209,000 for capital expenditures, primarily for replacement equipment and upgrades for both business segments, partially offset by $10,000 in proceeds for the sale of equipment. One customer provided $126,000 to the Company to purchase one piece of equipment for use in producing the customer’s parts.  Two other customers committed to provide nearly $4 million of capital for equipment, which will remain their property, and a building addition. The first phase of the equipment is scheduled to be fully operational in the second half of 2008 while the second phase of the equipment and building installation is scheduled to be in operation in the first half of 2009.

For the six months ended June 30, 2007, investing activities consumed $566,000 for capital expenditures for both business segments.

Financing Activities

Financing activities provided $540,000 for the six months ended June 30, 2008. Borrowings for 2008 from the term loan within the revolving line of credit with Fifth Third were $1,000,000 for funding operations, capital expenditures and environmental remediation of discontinued operations. Payments of $393,000 were made in 2008 for short-term borrowings from the revolving line of credit. Payments of $67,000 in 2008 of long-term debt were for loans from various economic agencies in Pennsylvania.

Financing activities provided $513,000 for the six months ended June 30, 2007. Net borrowings for the first six months of 2007 from the revolving line of credit were $667,000, with payments of long-term debt of $154,000.

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

Index

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards. Therefore, application of this FSP is not expected to have an effect on the Company’s financial reporting.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on the Company’s financial statements.

Index

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

In December 2007 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141 (revised 2007), “Business Combinations”. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which the Statement is adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The effect of adopting SFAS 160 is not expected to be material.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is partially effective for the Company beginning on January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. In February 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 in 2008 did not have an impact on the Company’s results of operations or financial position.

Index

Inflation

Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits.  Significant portions of raw materials consumed by the Company are various steel alloys.  In 2004, price increases were experienced and these price increases have continued into 2008.  To offset these price increases, the Company began adding material surcharges in March 2004 and in 2008 the Company continues to add material surcharges.  Material surcharges accounted for 6.0% of net sales for the six months ended June 30, 2008 and 6.1% of net sales for the six months ended June 30, 2007, a decrease of 0.1% as customers have begun to request price increases instead of surcharges.

Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at June 30, 2008:

(In thousands)	Total	2008	2009	2010	2011	2012	After 2012
PBGC Note	$6,500	$-	$750	$1,150	$1,150	$1,150	$2,300
PA economic agencies notes	23	9	14	-	-	-	-
Operating and capital leases	536	118	123	79	64	152	-
Fifth Third revolving line	15,106	365	14,741	-	-	-	-
Fifth Third term loan	3,470	195	3,275	-	-	-	-
Letters of credit	771	-	771	-	-	-	-
Environmental liabilities	32,219	2,308	2,432	2,736	1,978	1,978	20,787
Total	$58,625	$2,995	$22,106	$3,965	$3,192	$3,280	$23,087

The above table excludes discounts of the long-term debt and environmental liabilities, but does include any related interest.  The Fifth Third revolving line is at prime and the rate used for this table is 5.00%.

The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules.  A minimum annual funding of $1.4 million is required for environmental liabilities related to FMRI through 2008 with an increase to $1,682,000 in 2009.

Index

The Fifth Third Credit facility has a renewal date of March 2, 2009.  The revolving line of credit requires immediate repayment from cash receipts.  Borrowings can be made as needed, based on availability.  Any outstanding term loan is repayable in full on the renewal date. The availability at June 30, 2008 was $1,002,000, compared with $1,963,000 at December 31, 2007.

Index

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates or other market price risks.  The only debt subject to interest fluctuations is the short-term borrowing under the revolving line of credit.  A significant portion of raw materials consumed by the Company is various steel alloys.  The Company began to experience price increases on raw materials in 2004 and raw material price increases have continued into 2008.  To offset these price increases in raw materials, the Company began adding material surcharges in March 2004 and has continued to add material surcharges into 2008, but some customers have begun to request price increases rather than surcharges.

ITEM 4T - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company‘s disclosure controls and procedures were effective in all material respects as of June 30, 2008.

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

Remedial Actions and Changes in Internal Control over Financial Reporting

Management has developed and implemented remediation plans to address the material weakness noted at prior year 10-K and otherwise enhance the Company’s internal control over financial reporting.

In the first quarter of 2008, the Company implemented a plan to further enhance its revenue recognition process, which specifically improved the design and operating effectiveness of certain revenue recognition controls over non-standard billing of tooling.

Effective June 13, 2008, the Board of Directors did not replace the Audit Committee members that resigned as Directors. The current structure of the Board of Directors would meet the financial expert conditions, but not the independence criteria. Therefore, no Audit Committee is being formed, but the full Board will act as an Audit Committee, understanding that independence is an exception.

There were no changes in the Company’s internal controls over financial reporting that occurred during the first six months of 2008 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

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

On December 7, 2006, FMRI filed with the District Court for Tulsa County in response to the A&M complaint.  In these pleadings, FMRI objected to venue and requested transfer to Muskogee County and cited A&M for breach of contract, breach of change order, fraud, breach of implied duty of good faith and fair dealing, and sought damages including liquidation damages, project completion costs, and faulty work.  FMRI believes it has counter claims against A&M for amounts well in excess of the $1.2 million claimed by A&M.   As a result of repeated delays by A&M, the date for the actual Jury Trial would be no earlier than November 1, 2008.

In March of 2008, A&M agreed in principal to non-binding mediation.   FMRI participated in a non-binding mediation on June 24, 2008.  The mediation was not successful and no settlements were reached. Therefore the lawsuits are continuing, although the mediator will continue efforts to craft a settlement.

FMRI cannot provide any assurance to a successful outcome and an unsuccessful outcome could hinder FMRI in its obligation to remediate the Muskogee Facility.  Any exposure is limited to FMRI and not Fansteel.

Environmental Claims and Insurance Recoveries

Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Reorganization Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims. These actions have resulted in insurance recoveries of $1,730,000 in 2005, $5,000 in 2006 and $400,000 in 2007.  No recoveries have been received in 2008.The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulted in prepayments under the FMRI Notes, FLRI Note, ED Note and on account of EPA CERCLA claims.

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

Material Prices

The Company started to experience raw material price increases beginning in 2004 and these material price increases have continued into 2008.  The Industrial Metal Components segment has been impacted particularly hard with some material prices nearly doubling from 2005 levels.  To offset these price increases, the Company began adding material surcharges in March 2004 and in 2008 the Company continues to add material surcharges. There is no guarantee that the Company will be able to continue to pass these material surcharges on to its customers, and in fact, some customers have refused to accept these surcharges. These customers’ margins are being analyzed to determine if their business is profitable enough to retain. In 2008 some customers have begun to request new pricing rather than surcharges.  In the Advanced Structures segment, primarily serving the aerospace industry, customers have accepted price increases related to higher material prices, generally on an annual basis.  Raw material prices for the Advance Structures segment have been relatively stable, although prices have increased for 2008.

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

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

The Board of Directors has determined that the contract of President and Chief Executive Officer, Gary L. Tessitore, which expires on January 23, 2009, will not be renewed.

ITEM 6 – EXHIBITS

Exhibit #	Description of Exhibit

10.1	Letter to President and Chief Executive Officer regarding non-renewal of Employment Contract

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FANSTEEL INC.
(Registrant)

/s/ Gary L. Tessitore
Gary L. Tessitore
August 14. 2008	President and Chief Executive Officer

/s/ R. Michael McEntee
R. Michael McEntee
Vice President and
August 14, 2008	Chief Financial Officer