Form 10-Q
period 2008-09-30
FANSTEEL INC
filed 2008-11-14
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
From    ____________  to  _____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $.01 par value	3,420,000 shares

FANSTEEL INC.
FORM 10-Q – INDEX
SEPTEMBER 30, 2008

Index

PART I.    FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Net Sales	$18,645,766	$18,516,829

Cost and Expenses
Cost of products sold	17,162,589	15,865,908
Selling, general and administrative	1,536,984	1,646,528
	18,699,573	17,512,436

Operating (Loss) Income	(53,807)	1,004,393

Other Income (Expense)
Interest expense	(438,399)	(492,754)
Other	2,594	(66,453)
	(435,805)	(559,207)
(Loss) Income from Continuing Operations Before Income Taxes	(489,612)	445,186
Income Taxes	20,406	-
Net (Loss) Income from Continuing Operations	(510,018)	445,186
Loss from Discontinued Operations	(814,861)	(1,487,312)
Net Loss	$(1,324,879)	$(1,042,126)

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Share[a]
Continuing Operations	$(0.15)	$0.13
Discontinued Operations	(0.24)	(0.43)
Net Loss	$(0.39)	$(0.30)

See Notes to Consolidated Financial Statements

a Basic earnings per share and diluted earnings per share are the same.

Index

Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Net Sales	$59,172,894	$56,058,135

Cost and Expenses
Cost of products sold	51,048,491	47,472,462
Selling, general and administrative	4,983,536	5,783,333
	56,032,027	53,255,795

Operating Income	3,140,867	2,802,340

Other Income (Expense)
Interest expense	(1,239,205)	(1,253,368)
Other	21,488	(120,520)
	(1,217,717)	(1,373,888)
Income from Continuing Operations Before Income Taxes	1,923,150	1,428,452
Income Taxes	55,504	-
Net Income from Continuing Operations	1,867,646	1,428,452
Loss from Discontinued Operations	(2,373,298)	(3,365,555)
Net Loss	$(505,652)	$(1,937,103)

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Share[a]
Continuing Operations	$0.55	$0.42
Discontinued Operations	(0.69)	(0.98)
Net Loss	$(0.14)	$(0.56)

See Notes to Consolidated Financial Statements

a Basic earnings per share and diluted earnings per share are the same.

Index

Fansteel Inc.
Consolidated Balance Sheet

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$629,872	$298,352
Accounts receivable, less allowance of $203,000 and $170,000 at September 30, 2008 and December 31, 2007, respectively	9,583,496	10,568,513
Inventories
Raw material and supplies	1,730,146	1,308,731
Work-in process	8,724,331	8,554,360
Finished goods	516,616	574,686
Total inventories	10,971,093	10,437,777
Prepaid expenses	284,817	1,830,489
Total current assets	21,469,278	23,135,131

Property, plant and equipment
Land	917,419	917,419
Buildings	4,135,458	4,122,886
Machinery and equipment	9,672,565	8,103,287
	14,725,442	13,143,592
Less accumulated depreciation	5,010,600	4,140,642
Net property, plant and equipment	9,714,842	9,002,950

Other assets
Deposits	227,593	660,799
Reorganization value in excess of amounts allocable to identified assets	12,893,734	12,893,734
Property held for sale	720,000	1,178,116
Other	337,657	337,652
Total other assets	14,178,984	15,070,301

	$45,363,104	$47,208,382

See Notes to Consolidated Financial Statements

Index

See Notes to Consolidated Financial Statements
Fansteel Inc.
Consolidated Balance Sheet

	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,983,326	$7,589,036
Accrued liabilities	6,663,935	8,040,875
Short-term borrowings	13,443,376	15,010,884
Current maturities of long-term debt	1,540,213	900,254
Total current liabilities	29,630,850	31,541,049

Long-term debt, less current maturities	6,412,890	6,491,265

Other liabilities
Environmental remediation	21,766,878	20,989,571
Non-current pension liability	716,992	716,992
Total other liabilities	22,483,870	21,706,563

Total liabilities	58,527,610	59,738,877

Minority interest	197,894	180,777

Shareholders' equity (deficit)
Common stock, par value $0.01 Authorized 3,600,000 shares, issued and outstanding 3,420,000	34,200	34,200
Capital in excess of par value	296,314	296,314
Accumulated deficit	(13,456,795)	(12,951,143)
Accumulated other comprehensive loss	(236,119)	(90,643)

Total shareholders’ deficit	(13,362,400)	(12,711,272)

Total liabilities and shareholders' deficit	$45,363,104	$47,208,382

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
Cash Flows From Operating Activities:
Net loss	$(505,652)	$(1,937,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	869,958	759,015
Minority interest and compensation expense	17,117	176,843
Accretion on long-term debt and other liabilities	131,853	168,481
(Gain) loss from disposal of property, plant and equipment	(400)	689
Loss from discontinued operations	2,373,298	3,365,555
Change in assets and liabilities:
Decrease in accounts receivable	935,272	575,850
Increase in inventories	(533,316)	(2,091,122)
Decrease in prepaid expenses	1,503,704	987,393
(Decrease) increase in accounts payable and accrued liabilities	(1,030,618)	726,814
Increase (decrease) in income taxes payable	23,089	(3,838)
Decrease in other assets	433,201	181,746
Net cash provided by operating activities	4,217,506	2,910,323
Cash Flows From Investing Activities:
Capital expenditures	(1,591,450)	(892,019)
Proceeds from sale of property, plant and equipment	10,000	-
Net cash used in investing activities	(1,581,450)	(892,019)
Cash Flows From Financing Activities:
Proceeds from short-term borrowing	-	679,032
Proceeds from long-term borrowing	1,000,000	1,600,000
Payments on short-term borrowing	(1,567,508)	-
Payments on long-term debt	(77,386)	(232,795)
Net cash (used in) provided by financing activities	(644,894)	2,046,237
Net Increase in Cash and Cash Equivalents from Continuing Operations	1,991,162	4,064,541
Cash Flows of Discontinued Operations:
Operating cash flows	(1,659,642)	(4,062,991)
Total Cash Flows of Discontinued Operations	(1,659,642)	(4,062,991)
Net Increase in Cash and Cash Equivalents	331,520	1,550
Cash and Cash Equivalents at Beginning of Period	298,352	17,672
Cash and Cash Equivalents at End of Period	$629,872	$19,222

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,239,205	$1,004,823
Income taxes	32,413	3,838

See Notes to Consolidated Financial Statements

Index

Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

The consolidated financial statements as of and for the periods ending September 30, 2008 and September 30, 2007 of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Index

Note 2 – Earnings (Loss) per Share

SFAS No. 128, "Earnings per Share" requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share are computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method, if dilutive.  The Company has no outstanding stock options or common stock equivalents outstanding for the three and nine months presented, and therefore, basic and diluted earnings per share are the same.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
Numerator:	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net loss	$(1,324,879)	$(1,042,126)	$(505,652)	$(1,937,103)
Denominator:
Denominator for basic earnings per share-weighted average shares	3,420,000	3,420,000	3,420,000	3,420,000
Effect of dilutive securities:
Employee stock options	-	-	-	-
Employee restricted stock	-	-	-	-
Denominator: Denominator for diluted earnings per share – weighted average shares	3,420,000	3,420,000	3,420,000	3,420,000
Basic earnings per share	$(0.39)	$(0.30)	$(0.14)	$(0.56)
Diluted earnings per share	$(0.39)	$(0.30)	$(0.14)	$(0.56)

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

Index

During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility.  Pursuant to the Reorganization Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility.  In December 2003, the NRC approved the issuance and transfer of an amended NRC License and related Decommissioning Plan to FMRI.  At January 23, 2004, the liability for the environmental remediation was $38.7 million, and the recorded discounted liability using a discount rate of 11.3% as part of fresh-start accounting, which was required to be applied upon reemergence from Chapter 11 bankruptcy, was $19.2 million.   In 2005, FMRI began removal of the residues under Phase 1 of the decommissioning plan, which is expected to remove over 80% of the radioactive contaminated residues. Phase 1 is behind schedule, but continued into 2008.  The NRC has been kept informed on the status of the decommissioning activities and was notified that FMRI’s current plans are only to continue maintenance and safety controls on the site after 2008 until sufficient funds are in place to complete Phase 1 activities, anticipated to begin in late 2010. FMRI is currently discussing this approach with the NRC. At September 30, 2008 and December 31, 2007, the gross estimated liability was $26,528,000 and $27,654,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $17,734,000 and $17,111,000, respectively.

FMRI can draw up to $4.5 million from an existing decommissioning trust owned by Fansteel established in accordance with the Amended Decommissioning Trust Agreement with the NRC. At September 30, 2008 and December 31, 2007, FMRI had drawn $4.4 million and $2.8 million from the Trust.

Lexington Facility

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility.  To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare.  In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that the Predecessor Company submit a plan for further characterization of the facility.  The Predecessor Company submitted a letter to the KNREPC in September 2003 advising the agency that a detailed Site Characterization Plan would be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility.  Cost of remedial activities was estimated at $1.78 million and a liability in that amount was recorded at January 23, 2004. In September 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1.78 million note. On September 12, 2007, FLRI received notice that the Kentucky Department for Environmental Protection had accepted the site characterization report that had been submitted and that FLRI should prepare the Corrective Action Plan for the site.  During 2007, new estimates of costs to complete the remediation reduced the gross liability by $324,000. At September 30, 2008 and December 31, 2007, the gross estimated liability was $846,000 and $875,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $831,000 and $857,000, respectively.

Index

The land and building of the Lexington facility are included on the balance sheet as property held for sale at $720,000, which includes a reduction of $608,000 made in September 2007 based on the latest appraisal of its current market value. A number of third parties had expressed interest in purchasing this facility.  In the second quarter of 2007, FLRI entered into a right of first refusal agreement to purchase the property with a third party for their maintenance of the site. On November 1, 2007, FLRI executed a lease with an option to purchase at fair market value with this third party.  FLRI is in negotiations with the KNREPC and the Lessee to finalize the transfer of the property and obligation to remediate the site. The slow progress by the KNREPC on the consent decree and the elimination of the primary inter-company note has delayed the timeframe for closing, although it is anticipated that a transaction will be completed in the second quarter 2009.

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

Discontinued operations reported losses of $815,000 and $1,487,000 for the three months ended September 30, 2008 and September 30, 2007, respectively, and $2,373,000 and $3,366,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively.  The losses for both time periods relate primarily to the accretion of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan.

The components of net liabilities of discontinued operations, which are included on the Consolidated Balance Sheet, consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Cash	$558,902	$855,712
Other notes and accounts receivable	-	49,745
Prepaid expenses	22,639	64,607
Property held for sale	720,000	1,178,116
Total assets	$1,301,541	$2,148,180

Current liabilities	$751,975	$812,742
Long-term debt (PBGC note)	4,841,257	5,213,971
Environmental remediation	18,564,811	17,967,503
Total liabilities	$24,158,043	$23,994,216

Net liabilities of discontinued operations	$22,856,502	$21,846,036

Note 4 - Other Environmental Remediation

Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman.  At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,166,000 through 2009.  At September 30, 2008 and December 31, 2007 the gross estimated liability was $1,806,000 and $1,877,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,784,000 and $1,834,000, respectively.

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand.  It is anticipated that, based upon current regulation and projections by third-party consultants, the estimated cost to close the landfill will be $1,297,000 after an updated 2008 cost study of the landfill closure costs increased the gross liability by $131,000.  This charge was taken in the second quarter 2008. Changes in regulations for non-public landfills may result in closure at an earlier date than originally anticipated.  The Iowa Department of Natural Resources notified Wellman in the July 2008 landfill permit renewal that disposal should cease by July 2011 unless synthetic liners are installed. Wellman has appealed this permit limitation since the landfill should be excluded from liner requirements under a grandfather exclusion provided in the current regulations.  The recorded discounted liability, using a discount rate of 11.3%, at September 30, 2008 and December 31, 2007 was $796,000 and $613,000, respectively.

Index

In October 2000, Wellman provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site.  The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment.  Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment.  Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill.  However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time.  The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at September 30, 2008 and December 31, 2007 was $622,000 and $575,000, respectively.

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

Index

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

On August 29, 2008 and September 3, 2008, the Company amended its Loan and Security Agreement with Fifth Third Bank (Chicago), as lender for the fourth and fifth times.  Under the amended loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to $19.5 million from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2.2 million for machinery and equipment until September 5, 2010.  Revolving loans were amended by reducing the maximum by $2 million as this is anticipated to be unused.  The revolving line has a 25 basis point fee for unused revolving credit, excluding the $1.5 million revolving credit established for credit card payments. The interest on the revolving portion of the line, excluding credit usage, is at prime unless an option is elected to use LIBOR plus 275 basis points. The $3 million term loan was amended to a 36 month term with monthly payments beginning on January 5, 2009.  The maturity date for the term loan is September 5, 2011. An annual cash flow sweep of excess cash, with a maximum of $300,000 payment, was added.  The sweep is eliminated after the term loan principal is below $2 million. Interest on the term loan is at prime.  The Fourth and Fifth Amendments to the Loan and Security Agreement were executed in order to provide the borrowers with short-term liquidity and the ability to meet operational and strategic needs.

At September 30, 2008 the Company had letters of credit of $771,000 under its Loan and Security Agreement with Fifth Third Bank for casualty insurance collateral and environmental assurance with an interest rate of 1.5%. The Company’s credit availability was $2,019,000 at September 30, 2008.  Borrowing under the revolving line of credit is included as short-term borrowings. Borrowing from the term loan under the credit facility is included as current portion of long-term debt for $750,000 and long-term debt for $2,250,000 at September 30, 2008 and long-term debt of $2,000,000 at December 31, 2007.

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

At September 30, 2008 and December 31, 2007, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $22.3 million, which expire in various years through 2023. Due to the recent ownership change, the tax loss carry-forwards of the Company will be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. The amount of the limitation has been computed as $14,000. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards and the other deferred tax assets as the net operating loss carry-forwards and other deferred tax assets are not anticipated to be realized before expiration. The Company does not expect a significant increase or decrease in unrecognized tax benefits within the next twelve months. The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several states. The Company has substantially concluded all U.S. Federal and State income tax matters for the period up to and including 2002.

Index

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

Financial information concerning the Company's segments is as follows:

	Three Months Ended		Nine Months Ended
Net Sales:	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Advanced Structures	$11,700,975	$10,502,156	$35,434,131	$31,912,545
Industrial Metal Components	6,944,791	8,014,673	23,738,763	24,145,590
Total Net Sales	$18,645,766	$18,516,829	$59,172,894	$56,058,135

Operating Income (Loss):
Advanced Structures	$233,205	$887,732	$2,804,603	$2,286,579
Industrial Metal Components	(287,012)	136,657	336,264	1,101,314
Corporate	-	(19,996)	-	(585,553)
Total Operating (Loss) Income	$(53,807)	$1,004,393	$3,140,867	$2,802,340

The identifiable assets by business segment, for the periods indicated, are set forth below:

Identifiable assets:	September 30, 2008	December 31, 2007
Advanced Structures	$19,625,188	$19,520,969
Industrial Metal Components	10,000,354	10,139,992
Corporate	14,436,021	15,399,241
Discontinued	1,301,541	2,148,180
Total Assets	$45,363,104	$47,208,382

Index

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

	Three Months Ended		Nine Months Ended
Depreciation and amortization:	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Advanced Structures	$147,288	$139,554	$428,238	$378,135
Industrial Metal Components	140,495	132,767	423,627	367,112
Corporate	5,914	4,608	18,093	13,768
Total depreciation and amortization	$293,697	$276,929	$869,958	$759,015

Capital expenditures:
Advanced Structures	$295,010	$159,732	$1,021,161	$496,255
Industrial Metal Components	87,908	166,522	549,420	394,646
Corporate	-	-	20,869	1,118
Total capital expenditures	$382,918	$326,254	$1,591,450	$892,019

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

Results of Operations

Three Months Ended September 30, 2008 As Compared To Three Months Ended September 30, 2007

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Advanced Structures	$11,700,975	$10,502,156
Industrial Metal Components	6,944,791	8,014,673
	$18,645,766	$18,516,829

The Company’s consolidated net sales for the three months ended September 30, 2008 increased $128,000, or 0.7%, compared to the three months ended September 30, 2007. The increase was due to higher sales of sand castings in the Advanced Structures segment nearly offset by reduced sales in the Industrial Metal Components segment.

Advanced Structures’ net sales for the three months ended September 30, 2008 increased by $1,199,000, or 11.4%, compared to the three months ended September 30, 2007. Strong demand for helicopter components provided the majority of the increase, with lower sales of NASCAR parts and commercial air products partially reducing the improvement.

Industrial Metal Components' net sales for the three months ended September 30, 2008 decreased $1,070,000, or 13.3%, compared with the three months ended September 30, 2007.  Investment casting sales were lower by $906,000, or 16.7%, primarily related to diesel engine programs for trucks and buses. Sales of powdered metal components decreased by $164,000, or 6.3%, due to the soft automotive market and lower sales of recreational vehicles, partially offset by improvement in the lawn and garden market.

Index

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Three Months Ended September 30, 2008	% Of Net Sales	Three Months Ended September 30, 2007	% Of Net Sales
Advanced Structures	$10,773,298	92.1%	$8,938,524	85.1%
Industrial Metal Components	6,389,291	92.0%	6,927,384	86.4%
	$17,162,589	92.0%	$15,865,908	85.7%

Cost of products sold of $17.2 million for the three months ended September 30, 2008 increased by $1.3 million compared to $15.9 million for the three months ended September 30, 2007, due largely to the increase in sales volume for magnesium and aluminum sand castings. As a percent of sales, cost of products sold were 92.0% and 85.7% for the three month periods ended September 30, 2008 and September 30, 2007, respectively.

In the Advanced Structures segment, cost of products sold of $10.8 million for the three months ended September 30, 2008 increased $1.9 million compared with cost of products sold of $8.9 million for the three months ended September 30, 2007. As a percent of net sales, cost of products increased by 7.0 points for the three months ended September 30, 2008 compared with the three months ended September 30, 2007.  Higher volume benefits were offset by increased scrap, outside processing, material and environmental costs for the three months ended September 30, 2008.

The Industrial Metal Components’ cost of products sold decreased to $6.4 million for the three months ended September 30, 2008 compared to cost of products sold of $6.9 million for the three months ended September 30, 2007.  As a percent of net sales, cost of products for the segment were 92.0% for the three months ended September 30, 2008 compared with 86.4% for the three months ended September 30, 2007. Lower volume and higher material costs for the three months ended September 30, 2008 negatively impacted results.

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Three Months Ended September 30, 2008	% Of Net Sales	Three Months Ended September 30, 2007	% Of Net Sales
Advanced Structures	$694,472	5.9%	$675,900	6.4%
Industrial Metal Components	842,512	12.1%	950,632	11.9%
Corporate	-	NA	19,996	NA
	$1,536,984	8.2%	$1,646,528	8.9%

Index

Selling, general and administrative expenses for the three months ended September 30, 2008 were $1.5 million, a decrease of $110,000 over expenses of $1.6 million for the three months ended September 30, 2007. As a percent of sales, selling, general and administrative expenses decreased to 8.2% in the for the three months ended September 30, 2008 compared with 8.9% for the three months September 30, 2007.

In the Advanced Structures segment, selling, general and administrative expenses for the three months ended September 30, 2008 increased by $18,000 compared with the three months ended September 30, 2007. As a percent of sales, selling, general and administrative expenses decreased to 5.9% for the three months ended September 30, 2008 as a result of the higher volume compared to 6.4% for the three months ended September 30, 2007.

Selling, general and administrative expenses for Industrial Metal Components segment for the three months ended September 30, 2008 decreased $108,000 compared with the three months ended September 30, 2007 due to reduced headcount, lower commissions and lower health care costs. Selling, general and administrative expenses as a percent of sales increased to 12.1% for the three months ended September 30, 2008 compared with 11.9% for the three months ended September 30, 2007 as a result of the lower sales volume.

Corporate selling, general and administrative expenses (not allocated to operations) were $0 for the three months ended September 30, 2008 compared with $20,000 for the three months ended September 30, 2007. Corporate expenses for the three months ended September 30, 2007 were for unusual professional fees for strategic initiatives and an investigation by a special committee of the Board of Directors.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Three Months Ended September 30, 2008	% Of Net Sales	Three Months Ended September 30, 2007	% Of Net Sales
Advanced Structures	$233,205	2.0%	$887,732	8.5%
Industrial Metal Components	(287,012)	(4.1%)	136,657	1.7%
Corporate	-	NA	(19,996)	NA
	$(53,807)	(0.3%)	$1,004,393	5.4%

Operating income for the three months ended September 30, 2008 decreased $1,058,000, or 105.4%, compared to the three months ended September 30, 2007, despite the higher sales volume due to increased manufacturing costs.

Advanced Structures operating income of $233,000 for the three months ended September 30, 2008 decreased by $655,000 from operating income of $888,000 for the three months ended September 30, 2007. Despite the higher sales volume in this segment, operating income decreased due to increased scrap, outside processing, material and environmental costs.

Industrial Metal Components had on operating loss of $287,000 for the three months ended September 30, 2008 compared to operating income of $137,000 for the three months ended September 30, 2007. The decrease in volume and higher material costs had a negative impact on this segment’s operating income for the three months ended September 30, 2008.

Index

Corporate’s operating loss was $0 for the three months ended September 30, 2008 compared with an operating loss of $20,000 for the three months ended September 30, 2007. The loss in 2007 related to unusual professional fees for strategic initiatives and an investigation by a special committee of the Board of Directors that are not allocable to the operating segments.

Other Income (Expenses)

The following table sets forth the combined other income (expenses) of the Company included in the consolidated statement of operations:

	Three months Ended September 30, 2008	Three months Ended September 30, 2007
Interest expenses	$(438,399)	$(492,754)
Other income (expenses)	2,594	(66,453)
	$(435,805)	$(559,207)

Other expense decreased $123,000 in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Interest expense in the three months ended September 30, 2008 was lower by $54,000 compared with the three months ended September 30, 2007 due to the decreased level of borrowings from the revolving line of credit. Other income for the three months ended September 30, 2008 increased by $68,000 due to $25,000 in income for equipment purchased by a customer for use by the sand casting operation in producing their products, $34,000 less foreign currency translation at the investment casting operation, and $9,000 less minority interest related to the Wellman Dynamics subsidiary.

Discontinued Operations

Discontinued operations reported a loss of $815,000 in the three months ended September 30, 2008 and a loss of $1,487,000 in the three months ended September 30, 2007. The losses for both time periods relate primarily to the accretion of discounted environmental liabilities arising from the Company’s unsecured note obligations to its special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation for the terminated pension plan. Losses in the third quarter 2007 also included $608,000 to write-down the value of property held for sale at the FLRI facility based on an updated appraisal.

Income taxes

A tax provision of $20,000 was recorded for the three months ended September 30, 2008 compared with a tax provision of $0 for the three months ended September 30, 2007. The tax provision in 2008 relates to foreign taxes in Mexico that are not likely to be recovered. In 2007, no income tax provision or benefit was recognized as valuation allowances had been recorded for all net operating loss benefits and net deferred tax assets.

Net Loss

The Company had net losses of $1,325,000 and $1,042,000 for the three months ended September 30, 2008 and 2007, respectively.

Index

2008 Nine Months As Compared To 2007 Nine Months

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Advanced Structures	$35,434,131	$31,912,545
Industrial Metal Components	23,738,763	24,145,590
	$59,172,894	$56,058,135

Consolidated Company net sales of $59.2 million for the nine months ended September 30, 2008 increased $3.1 million, or 5.6%, compared to net sales of $56.1 million for the nine months ended September 30, 2007. Sales of sand castings in the Advanced Structures segment provided the improvement, partially offset by decreased sales in the Industrial Metal Components segment.

For the nine months ended September 30, 2008, Advanced Structures net sales increased by $3.5 million, or 11.0%, compared to the nine months ended September 30, 2007.  Strong sales of sand castings for private jet engines lead the sales improvement along with increased demand for helicopter components and regional jet engines. Sales of military fight components and NASCAR parts declined from the prior year. Tooling sales for the first nine months of 2008 were lower as the first nine months of 2007 included tooling for a large program.

Net sales for the Industrial Metal Components segment decreased $407,000, or 1.7%, for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007.  Included in this segment’s sales were surcharges for increased metal costs in the first nine months of 2008 of $3,619,000, which were $124,000 more than the first nine months of 2007. Net sales of investment castings decreased by $269,000, or 1.7%, with declines in the automotive sector being partially offset by improvement from flow control customers and related surcharges. Powdered metal components sales decreased $138,000, or 1.6%, as the soft automotive market and reduced demand for recreational vehicles offset improvements in the hardware and lawn and garden markets.

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Nine Months Ended September 30, 2008	% Of Net Sales	Nine Months Ended September 30, 2007	% Of Net Sales
Advanced Structures	$30,391,291	85.8%	$27,248,670	85.4%
Industrial Metal Components	20,657,200	87.0%	20,223,792	83.8%
	$51,048,491	86.3%	$47,472,462	84.7%

Index

Cost of products sold of $51.0 million for the nine months ended September 30, 2008 increased by $3.5 million compared to $47.5 million for the nine months ended September 30, 2007, due largely to the increase in sales volume. As a percent of sales, cost of products sold increased 1.6 percentage points to 86.3% in 2008 compared to 84.7% in 2007.

In the Advanced Structures segment cost of products sold of $30.4 million for the nine months ended September 30, 2008 increased $3.2 million compared with cost of products sold of $27.2 million for the nine months ended September 30, 2007. Cost of products sold increased due to the higher volume and increased scrap, which were partially offset by $1,050,000 in training grant reimbursements received. As a percent of net sales, cost of products were nearly flat at 85.8% in the first nine months of 2008 compared with 85.4% in the first nine months of 2007.

The Industrial Metal Components’ cost of products sold were $20.6 million for the nine months ended September 30, 2008 compared to cost of products sold of $20.2 million for the nine months ended September 30, 2007.  Despite the lower sales volume, cost of products sold increased due to increased material costs and high utility costs. As a percent of net sales, cost of products increased to 87.0% for the first nine months of 2008 compared with 83.8% for the first nine months of 2007 primarily due to the lower volume.

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Nine Months Ended September 30, 2008	% Of Net Sales	Nine Months Ended September 30, 2007	% Of Net Sales
Advanced Structures	$2,238,237	6.3%	$2,377,296	7.4%
Industrial Metal Components	2,745,299	11.6%	2,820,484	11.7%
Corporate	-	NA	585,553	NA
	$4,983,536	8.4%	$5,783,333	10.3%

Selling, general and administrative expenses for the first nine months of 2008 were $5.0 million compared with $5.8 million in the first nine months of 2007. As a percent of sales, selling, general and administrative expenses decreased to 8.4% in the first nine months of 2008 compared with 10.3% for the first nine months of 2007. Results in the first nine months of 2007 included $586,000 for unusual professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors that were not incurred in the first nine months of 2008.

In the Advanced Structures segment, selling, general and administrative expenses for the nine months ended September 30, 2008 decreased by $139,000, or 5.8%, compared with the nine months ended September 30, 2007. As a percent of sales, selling, general and administrative expenses improved to 6.3% for the nine months ended September 30, 2008 compared with 7.4% for the nine months ended September 30, 2007, due largely  to the higher volume of sales. Results for the nine months ended September 30, 2007 included compensation expense of $164,000 for the grant of 12 shares of stock to key managers of Wellman Dynamics Corporation, a 98.8% owned subsidiary (after the grant) of Fansteel Inc., which is included in this segment.

Index

Selling, general and administrative expenses for Industrial Metal Components segment for the nine months ended September 30, 2008 decreased $75,000, or 2.7%, compared with the nine months ended September 30, 2007 due mainly to headcount reductions. As a percent of sales, selling, general and administrative expenses remained nearly flat at 11.6% compared with 11.7%.

Corporate unallocated selling, general and administrative expenses were $0 for the nine months ended September 30, 2008 compared with $586,000 for the nine months ended September 30, 2007. These charges in 2007 were for unusual professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors.

Operating Income

The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:

	Nine Months Ended September 30, 2008	% Of Net Sales	Nine Months Ended September 30, 2007	% Of Net Sales
Advanced Structures	$2,804,603	7.9%	$2,286,579	7.2%
Industrial Metal Components	336,264	1.4%	1,101,314	4.6%
Corporate	-	NA	(585,553)	NA
	$3,140,867	5.3%	$2,802,340	5.0%

Operating income for the nine months ended September 30, 2008 increased $339,000 compared to the nine months ended September 30, 2007, with improvement in the Advanced Structures segment and reduced Corporate costs. Operating income as a percent of sales improved to 5.3% for the nine months ended September 30, 2008 compared with 5.0% for the nine months ended September 30, 2007.

Advanced Structures operating income of $2.8 million for the nine months ended September 30, 2008 increased $518,000 from operating income of $2.3 million for the nine months ended September 30, 2007. Operating income as a percent of sales improved to 7.9% for the nine months ended September 30, 2008 compared with 7.2% for the nine months ended September 30, 2007. Higher volume, reimbursements for a training grant, and reduced compensation expense provided the majority of the improvement.

Industrial Metal Components had operating income of $336,000 for the nine months ended September 30, 2008 compared to operating income of $1,101,000 for the nine months ended September 30, 2007, a decrease of $765,000. Segment operating income as a percent of sales decreased to 1.4% for the nine months ended September 30, 2008 compared with 4.6% for the nine months ended September 30, 2007. Lower volume, increased material costs and high utility costs accounted for the majority of the decrease in operating income.

Corporate had $0 operating income for the nine months ended September 30, 2008 compared with an operating loss of $586,000 for the nine months ended September 30, 2007. The 2007 loss resulted from unusual professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors that were not allocable back to the business segments.

Index

Other Income (Expenses)

The following table sets forth the combined other income (expenses) of the Company included in the consolidated statement of operations:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Interest expense	$(1,239,205)	$(1,253,368)
Other income (expenses)	21,488	(120,520)
	$(1,217,717)	$(1,373,888)

Other expenses decreased $156,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Interest expense decreased by $14,000 due to lower borrowings from the revolving line of credit in the nine months ended September 30, 2008. Other expenses decreased $142,000 as other income of $151,000 was recorded in the first nine months of 2008 for equipment purchased by a customer and given to the sand casting operation to be used exclusively for producing this customer’s products.

Discontinued Operations

Discontinued operations reported a loss of $2,373,000 for the nine months ended September 30, 2008 and a loss of $3,366,000 for the nine months ended September 30, 2007. The losses for both periods relate primarily to the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation.  The 2007 loss also includes a write-down of $608,000 related to a reduction in value of property held for sale at the special purpose subsidiary, FLRI, Inc.

Income taxes

A tax provision of $56,000 was recorded for the nine months ended September 30, 2008 compared with a tax provision of $0 for the nine months ended September 30, 2007. The tax provision in 2008 is related to foreign taxes in Mexico that are not likely to be recovered. In 2007, no income tax provision or benefit was recognized as valuation allowances had been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

The Company had a net loss of $506,000 for the nine months ended September 30, 2008 and a net loss of $1,937,000 for the nine months ended September 30, 2007.

Index

Liquidity and Capital Resources

On September 30, 2008 and December 31, 2007, the Company had cash and available credit of $2,649,000 and $2,261,000 respectively.

Continuing operations provided cash of $1,991,000 for the nine months ended September 30, 2008, due mostly to operating activities of $4,218,000. Excluding net debt payments of $645,000, continuing operations provided $2,636,000 for the nine months ended September 30, 2008. Discontinued operations used $1,660,000 for the nine months ended September 30, 2008, primarily for funding the on-going environmental remediation at the Muskogee, Oklahoma property, but were partially offset by the March 2008 sale of the Washington Manufacturing property that provided $458,000.

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

Operating Activities

For the nine months ended September 30, 2008, operating activities provided $4,218,000 in cash with improvements in working capital coming from decreases in receivables, prepaids and other assets, partially offset by decreases in accounts payable and accrued liabilities and increases in inventories.  Accounts receivable decreased by $935,000 due to strong collections and a 6-day decrease in days outstanding. Inventories increased by $533,000 due to the higher sales volume.   Accounts payable and accrued liabilities decreased $1,031,000 due to timing of vendor payments and reduced purchases. Prepaid expenses decreased $1,504,000 due mainly to amortization of insurance.

For the nine months ended September 30, 2007, operating activities provided $2,910,000 in cash with improvements in working capital coming from income from continuing operations, decreases in receivables, current assets and other assets along with increases in accounts payable and accrued liabilities.

Investing Activities

For the nine months ended September 30, 2008, investing activities used $1,581,000, which included $1,591,000 for capital expenditures, primarily for replacement equipment and upgrades for both business segments, partially offset by $10,000 in proceeds for the sale of equipment. One customer provided $151,000 to the Company to purchase one piece of equipment for use in producing the customer’s parts.  Two other customers committed to provide nearly $4 million of capital for equipment, which will remain their property, and a building addition. The first phase of the equipment is scheduled to be fully operational in the second half of 2008 while the second phase of the equipment and building installation is scheduled to be operation in the first half of 2009.

For the nine months ended September 30, 2007, investing activities used $892,000 for capital expenditures for both business segments.

Index

Financing Activities

Financing activities used $645,000 for the nine months ended September 30, 2008. Borrowings for 2008 from the term loan within the revolving line of credit with Fifth Third were $1,000,000 for funding operations, capital expenditures and environmental remediation of discontinued operations. Payments of $1,568,000 were made in 2008 for short-term borrowings from the revolving line of credit. Payments of $77,000 were made in 2008 of long-term debt were for loans from various economic agencies in Pennsylvania.

Financing activities provided $2,046,000 for the nine months ended September 30, 2007. Net borrowings for the first nine months of 2007 from the revolving line of credit were $2,279,000, with payments of long-term debt of $233,000.

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

Index

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) Statement of Financial Accounting Standards (SFAS) No. 157-3 (“SFAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP SFAS 157-3 is effective immediately and applies to prior periods for which financial statements have been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of FSP SFAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards. Therefore, application of this FSP is not expected to have an effect on the Company’s financial reporting.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on the consolidated financial statements.

In December 2007 the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141 (revised 2007), “Business Combinations”. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which the Statement is adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The effect of adopting SFAS 160 is not expected to be material.

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

Inflation

Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits.  Significant portions of raw materials consumed by the Company are various steel alloys.  In 2004, price increases were experienced and these price increases have continued into 2008.  To offset these price increases, the Company began adding material surcharges in March 2004 and in 2008 the Company continues to add material surcharges.  Material surcharges accounted for 6.1% of net sales for the nine months ended September 30, 2008 and 6.2% of net sales for the nine months ended September 30, 2007, a decrease of 0.1% as customers have begun to request price increases instead of surcharges.

Index

Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at September 30, 2008:

(In thousands)	Total	2008	2009	2010	2011	2012	After 2012
PBGC Note	$6,500	$-	$750	$1,150	$1,150	$1,150	$2,300
PA economic agencies notes	19	5	14	-	-	-	-
Operating and capital leases	477	59	123	79	64	152	-
Fifth Third revolving line	14,708	406	547	13,755	-	-	-
Fifth Third term loan	3,390	30	1,120	1,120	1,120	-	-
Letters of credit	771	-	-	771	-	-	-
Environmental liabilities	31,552	2,295	2,432	2,736	1,978	1,978	20,133
Total	$57,417	$2,795	$4,986	$19,611	$4,312	$3,280	$22,433

The above table excludes discounts of the long-term debt and environmental liabilities, but does include any related interest.  The Fifth Third revolving line is at prime and the rate used for this table is 4.00%.

The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules.  A minimum annual funding of $1.4 million is required for environmental liabilities related to FMRI through 2008 with an increase to $1,682,000 in 2009.

The Fifth Third Credit facility has a renewal date of September 5, 2010.  The revolving line of credit requires immediate repayment from cash receipts.  Borrowings can be made as needed, based on availability.  The term loan is payable in monthly installments starting January 5, 2009 with a maturity date of September 5, 2011. The availability at September 30, 2008 was $2,019,000, compared with $1,963,000 at December 31, 2007.

Index

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates or other market price risks.  The only debt subject to interest fluctuations is the short-term borrowing under the revolving line of credit.  A significant portion of raw materials consumed by the Company is various steel alloys.  The Company began to experience price increases on raw materials in 2004 and raw material price increases have continued into 2008.  To offset these price increases in raw materials, the Company began adding material surcharges in March 2004 and has continued to add material surcharges into 2008, although some customers have begun to request price increases rather than surcharges.

ITEM 4T - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company‘s disclosure controls and procedures were effective in all material respects as of September 30, 2008.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the first nine months of 2008 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

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

On December 7, 2006, FMRI filed with the District Court for Tulsa County in response to the A&M complaint.  In these pleadings, FMRI objected to venue and requested transfer to Muskogee County and cited A&M for breach of contract, breach of change order, fraud, breach of implied duty of good faith and fair dealing, and sought damages including liquidation damages, project completion costs, and faulty work.  FMRI believes it has counter claims against A&M for amounts well in excess of the $1.2 million claimed by A&M.   As a result of repeated delays by A&M, the date for the actual Jury Trial was expected to be no earlier than November 1, 2008. However, A&M has since been granted a 120 day trial extension and no discovery is anticipated until 2009 and a trial is not expected until 2010.

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

Environmental Claims and Insurance Recoveries

Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Reorganization Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims. These actions have resulted in insurance recoveries of $1,730,000 in 2005, $5,000 in 2006 and $400,000 in 2007.  No recoveries have been received in 2008. The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulted in prepayments under the FMRI Notes, FLRI Note, ED Note and on account of EPA CERCLA claims.

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

In October 2006 the Company filed a suit in the United States District Court for the Northern District of Illinois, Eastern Division, to recover monies owed from a customer for non-payment of $594,000 on a trade accounts receivable.  The customer claimed $212,000 of the amount owed was not due and refused to pay any of the $594,000 accounts receivable owed.  Both parties agreed to mediation/arbitration, which began on July 11, 2007. On September 23, 2007, a settlement agreement was reached whereby the Company received a payment of $175,000 and then will receive $25,000 per month for twelve months until an additional $300,000 is received.  The settlement agreement does provide for the ability to receive security in property held by the owner of the customer if the monthly payments are defaulted. As of the end of the third quarter 2008, the customer was in full compliance with the payment schedule pursuant to the terms of the settlement agreement.

In August 2007, the Company received notice that a former business of the Company was being added as party to a lawsuit involving a product liability issue with hard metal lung disease. The lawsuit is proceeding through discovery, with depositions being taken and documents being exchanged.  One of the Company’s insurance carriers is committed to defending the Company in this lawsuit.

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

Index

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

Although it is not anticipated, the loss of UTC, International Engine or one or more of these other significant customers would have a substantial impact on the Company’s operations and profitability. While the Company has long-term relationships with these companies, there is no guarantee that these relationships will continue.  In addition, these customers are in the aerospace and automotive industries, which tend to be volatile. In particular, the United States automotive industry has been unstable in recent years, with several large automotive companies struggling financially and some filing Chapter 11 bankruptcy. This situation has been exacerbated with financial market turmoil, tighter credit underwriting standards, reduced credit availability and general shift to lighter and more fuel efficient vehicles, all of which have reduced demand significantly.

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

Material Prices

The Company started to experience raw material price increases beginning in 2004 and these material price increases have continued into 2008.  The Industrial Metal Components segment has been impacted particularly hard with some material prices nearly doubling from 2005 levels.  To offset these price increases, the Company began adding material surcharges in March 2004 and in 2008 the Company continues to add material surcharges. There is no guarantee that the Company will be able to continue to pass these material surcharges on to its customers, and in fact, some customers have refused to accept these surcharges. These customers’ margins are being analyzed to determine if their business is profitable enough to retain. In 2008 some customers have begun to request new pricing rather than surcharges.  In the Advanced Structures segment, primarily serving the aerospace industry, customers have accepted price increases related to higher material prices, generally on an annual basis.  Raw material prices for the Advanced Structures segment have been relatively stable, although prices have increased for 2008.

Index

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

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

Index

ITEM 6 – EXHIBITS

Exhibit #	Description of Exhibit

3.2	Amended and Restated By-laws of Fansteel Inc.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FANSTEEL INC.
(Registrant)

/s/Gary L. Tessitore
Gary L. Tessitore
November 13, 2008	President and Chief Executive Officer

/s/Robert R. Compernolle
Robert R. Compernolle
November 13, 2008	Interim Vice President and Chief Financial Officer