Form 10-K
period 2008-12-31
FANSTEEL INC
filed 2009-05-14
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD from ________________ to________________

Commission File Number 1-8676

FANSTEEL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-1058780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1746 Commerce Road
Creston, Iowa 50801
(Address of principal executive offices and zip code)
(641) 782-8521
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).
Yes ☐     No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008, was approximately $1,289,000. The registrant has no non-voting common stock.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒     No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $.01 par value	3,420,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

FANSTEEL INC.
FORM 10-K – INDEX
December 31, 2008

Index

FANSTEEL INC.
FORM 10-K – INDEX (Cont’d)
December 31, 2008

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63

Item 9A(T)	Controls and Procedures	63-64

Item 9B	Other Information	64

PART III

Item 10	Directors, Executive Officers and Corporate Governance	65-68

Item 11	Executive Compensation	68-71

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72

Item 13	Certain Relationships and Related Transactions, and Director Independence	73

Item 14	Principal Accounting Fees and Services	73-74

PART IV

Item 15	Exhibits and Financial Statement Schedules	75-77

Signatures		78-81

Exhibit 31.1	Certification - Curtis J. Zamec, II
Exhibit 31.2	Certification - Earl F. White
Exhibit 32.1	Certification

Index

PART I.

ITEM 1 – BUSINESS

Fansteel Inc. was founded in 1907 as a New York corporation and reincorporated under the laws of the State of Delaware in 1985.

Fansteel Inc. and its subsidiaries (the “Company”) are manufacturers of high value precision engineered components for the global aerospace and industrial markets.  The Company’s products are used in a variety of applications where performance counts including commercial aircraft, regional aircraft, business aircraft, personal aircraft, helicopters and turbine engines; energy (flow control) and power generation (land based gas turbines, large displacement diesel/natural gas/oil fueled engines and wind turbines); and agricultural equipment, construction machinery, lawn and garden and automotive.

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

In accordance with the Plan, the Predecessor Company terminated the Pension Plan as of December 15, 2003.  Fansteel and the PBGC entered into a settlement agreement pursuant to the Plan pursuant to which the PBGC received, in full satisfaction of the claims resulting from the Pension Plan's termination:  (i) a $9,500,000, non-interest bearing, ten-year, note, dated January 23, 2004, from Fansteel Inc., secured by land, buildings, and equipment owned by or used in connection with operations of Fansteel de Mexico, together with (ii) distributions of cash and stock on account of a $1,500,000 allowed general unsecured claim and (iii) an additional 20% of the New Common Stock (subject to dilution for issuances pursuant to an employee stock plan).

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

Index

(a) Holders of environmental claims and/or obligations arising from or with respect to the property at Number Ten Tantalum Place, Muskogee, Oklahoma (the "Muskogee Facility") shall receive and/or be the beneficiaries of the remediation of the Muskogee Facility to be undertaken by FMRI, Inc. ("FMRI"), one of the special purpose subsidiaries of the Company formed pursuant to the Plan.  FMRI (and not Fansteel Inc.), pursuant to an Amended Decommissioning Plan and an Amended License (collectively, the "NRC License") issued by the Nuclear Regulatory Commission (the "NRC"), is solely and directly responsible for the monitoring and performance of remedial actions to be undertaken with respect to the Muskogee Facility.  Pursuant to the Plan, the operations of FMRI are to be funded primarily by the proceeds of certain non-interest bearing notes issued and/or to be issued to FMRI by Fansteel Inc. as follows:

(i)      A $30,600,000 unsecured note maturing December 31, 2013 payable with mandatory minimum semi-annual payments of $700,000, an additional mandatory annual payment, based on excess available cash flow, if any, with the maximum additional mandatory annual payment capped at $4,000,000 and the net proceeds of recoveries by Fansteel, if any, on certain insurance claims; and

(ii)      A $4,200,000 unsecured note to cover estimated costs of groundwater treatment and monitoring to be completed to a standard to be agreed upon between FMRI and the NRC, maturing December 31, 2023 with annual payments of approximately $282,000 commencing on or about January 1, 2009 until maturity; and

(iii)    An unsecured contingent note in an amount, to the extent necessary and as to be determined following further site characterization, reflecting additional costs to remediate soils in excess of costs estimated in the Amended Decommissioning Plan and the NRC License and treat/monitor groundwater.  If an FMRI contingent note is required, it is anticipated that it would be issued in 2012.

FMRI can draw up to $4,500,000 from an existing decommissioning trust owned by Fansteel Inc. established in accordance with the Amended Decommissioning Trust Agreement with the NRC.  The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2,000,000 and provided certain terms and conditions are satisfied.  Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust.  On April 13, 2005, the decommissioning trust was amended, with the consent of the NRC, to allow additional draws of up to $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan.  The amounts of these additional draws are dependent upon, among other things, the weight of material disposed of offsite at the approved disposal site. In the second quarter of 2005, FMRI drew an additional $500,000 from the Trust.  In the third quarter of 2005, FMRI drew an additional $1,160,000 from the Trust.  In 2005, Fansteel prepaid $768,000 to FMRI from net insurance proceeds, which FMRI used to reduce amounts owing to the Trust. In 2006, FMRI drew an additional $652,000 and Fansteel prepaid $70,000 to FMRI from insurance proceeds. The net draws at December 31, 2006 were $2,000,000. In 2007, FMRI drew an additional $776,000 from the Trust, bringing total draws from the Trust to $2,800,000 at December 31, 2007. In 2008, $1,700,000 was withdrawn from the Trust, and the total net withdrawals at December 31, 2008 were $4,400,000. There was an insurance settlement of $50,000 made to FMRI in 2008, which was deposited into the Trust.

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

Index

(i)      A $2,170,000 unsecured note maturing December 31, 2013 with payments matched to correspond to NCI's anticipated expenditures for remediation costs of the North Chicago Facility; and

(ii)      An unsecured contingent note up to $500,000, to be issued in the future, if the costs of performing the response actions at the North Chicago Facility will exceed $2,025,000.

On November 13, 2003 the City of North Chicago (the "City") and Fansteel executed an option agreement (the "Option") allowing the City to acquire the North Chicago Facility for $1,400,000.  Upon exercise of the Option, NCI was obligated under the Plan to transfer any funds received from the City to the United States Environmental Protection Agency (the "EPA") and was released from any and all of its obligations to implement the North Chicago response action under the North Chicago Consent Decree, subject to completing the environmental engineering/cost analysis report, and any outstanding notes issued and the obligation to issue the above-described contingent note by the Company to NCI was to be canceled.  In addition, the Company was obligated to issue and deliver to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $700,000, less any amounts previously paid to NCI under the original notes, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance.  On December 31, 2004, the City notified NCI that it was exercising its option.  On March 7, 2005, NCI sold the real property to the City, transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance.  The NCI Notes (including the obligation to issue a contingent note) were canceled, and the City entered into a six-month lease with monthly renewals at the same terms with Fansteel Inc. with respect to portions of the North Chicago Facility.  In July 2005, Fansteel prepaid $147,000 to the outstanding note issued to the EPA from net insurance proceeds received. On December 7, 2005, the Company ended its lease with the City for portions of the North Chicago Facility. On September 7, 2007, the Company made the final payment on the promissory note.

(c) Holders of environmental claims and/or obligations arising from or with respect to the property at 203 Lisle Industrial Road, Lexington, Kentucky (the "Lexington Facility"), shall receive and/or be the beneficiaries of the remediation of the Lexington Facility to be undertaken by FLRI, Inc. ("FLRI"), a special purpose subsidiary formed pursuant to the Plan.  Pursuant to the Plan, the Lexington Facility, consisting of Fansteel's real property and other assets associated with the operation, was transferred to FLRI on the Effective Date.  FLRI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Lexington Facility and the operations of FLRI are to be funded primarily by:

(i)      A $1,780,000 unsecured, non-interest bearing note maturing December 31, 2013 issued by Fansteel Inc. to FLRI with payments matched to correspond to FLRI's anticipated expenditures for remediation costs; and

(ii)      A contingent note, to be issued in the future, in an amount to be determined by FLRI following completion of site characterization and sufficient to fund any remaining costs of remediation that may exist.

The land and building of the Lexington facility are included on the balance sheet as property held for sale at $720,000, which includes a reduction of $608,000 made in September 2007 based on the latest appraisal of its current market value, less costs to dispose. A number of third parties had expressed interest in purchasing this facility.  The Company closed on the sale of this property on March 6, 2009 thereby extinguishing the primary note.

Index

(d) Holders of environmental claims and/or obligations arising from or with respect to the property at 801 Market Street, Waukegan, Illinois (the "Waukegan Facility"), shall receive and/or be the beneficiaries of the remediation of the Waukegan Facility to be undertaken by Waukegan, Inc. ("WI"), one of the special purpose subsidiaries formed pursuant to the Plan.  Pursuant to the Plan, the Waukegan Facility, consisting of Fansteel's real property and other assets associated with the operations was transferred to WI.  WI (and not Fansteel Inc.) is solely and directly responsible for the monitoring and remedial actions to be undertaken with respect to the Waukegan Facility and the operations of WI were to be funded by the proceeds of a $1,250,000 unsecured, non-interest bearing note maturing December 31, 2013 issued by the Company to WI with payments matched to correspond to WI's anticipated expenditures for remediation costs.  During June 2004, WI sold the Waukegan Facility to Ampsky & Associates, LLC (“Ampsky”) for approximately $100,000 in cash and the assumption/indemnification by Ampsky of all environment claims and obligations.  As a result, the Company's $1,250,000 note has been extinguished.

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

For the years ended December 31, 2008 and December 31, 2007, the Company did not have any significant capital expenditures for environmental control facilities. Compliance with current environmental provisions did not have a material effect upon capital expenditures, earnings or the competitive position of Fansteel.

On December 31, 2004, Fansteel Inc. sold substantially all of the assets (including, but not limited to, machinery and equipment, raw material items, work-in-process items, finished goods items, receivables, machinery and equipment contracts, customer contracts and supplier contracts, but excluding real estate, fixtures and certain other assets) of the division of the Company known as "Washington Manufacturing" (the "Washington Division") to Whitesell Corporation (“Whitesell”), a customer of the Washington Division, for consideration consisting of a combination of (i) cash (in the initial amount of approximately $2,000,000, subject to post-closing adjustment) and (ii) the assumption by Whitesell of certain liabilities of the Washington Division (in the initial amount of approximately $1,000,000, determined in accordance with U.S. generally accepted accounting principles consistently applied, subject to post-closing adjustment) (collectively, the “Washington Sale”) . A loss of $1,600,000 was recognized in 2004 from this sale.

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

For financial reporting purposes, the Company classifies its products into two business segments:  Advanced Structures (highly engineered aluminum and magnesium sand castings and precision assemblies) and Industrial Metal Components (high precision net shape powdered metal components and custom assemblies and engineered investment castings and final assembly modules). Business segment information is incorporated by reference herein from the Notes to the Consolidated Financial Statements, Note 12.

Sales of the Company’s products are made through a direct sales organization and through distributors, manufacturers’ representatives and agents. In each of the two business segments, distributors, manufacturers’ representatives and agents account for the majority of sales. The percentage of net sales for classes of similar products, which equaled or exceeded ten percent of the Company's consolidated net sales for the years indicated, is set forth below:

Index

		Percentage of Net Sales
Products	Business Segments	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Sand Castings	Advanced Structures	63%	58%	59%
Investment Castings	Industrial Metal Components	24%	27%	24%
Powdered Metal Components	Industrial Metal Components	13%	15%	17%

While product development is an ongoing and continual part of our business development strategies, at this time there are no new products in production or in the development stage that require investment of a material amount of the Company’s assets.

The most important raw materials used by the Company are magnesium, aluminum, iron, bronze, copper, stainless steel, and alloy steel. Price increases were experienced in the recent past and we expect this trend to continue. To offset these price increases, the Company began adding material surcharges in March 2004 and second sourcing certain critical suppliers and/or commodities. The Company believes that the sources and availability of these materials are adequate for present needs.

The Company does not own any patents.

None of the operations of any business segment are seasonal, although a number of customers have summer and year-end shutdowns.

Working capital requirements for each business segment are substantial, but the Company's investment in working capital is fairly typical of the metal fabrication manufacturing industry.

Companies controlled by United Technologies Corporation (“UTC”) represent a significant customer for the Company, whose sales were 22%, 23%, and 19%, of total Company sales in 2008, 2007, and 2006, respectively. International Truck and Engine Corporation (“International Engine”), a subsidiary of Navistar International Corporation, is another significant customer for the Company, whose sales represented 7%, 10%, and 10% of total Company sales in 2008, 2007, and 2006.

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

Index

The backlog of orders not shipped and believed to be firm as of the dates shown are set forth below:

	December 31, 2008	December 31, 2007
Advanced Structures	$59,731,652	$58,813,529
Industrial Metal Components	5,199,239	6,979,709
	$64,930,891	$65,793,238

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

The Company’s executive offices are located at 1746 Commerce Road, Creston, Iowa, 50801.

The Company employed 693 persons as of December 31, 2008.

Net sales and income of foreign operations and export sales are not significant. The Company has a wholly owned subsidiary, Fansteel de Mexico, which is a maquiladora located in Reynosa, Tamaulipas Mexico and is part of the Industrial Metal Components segment. This subsidiary only made sales to its parent company, Fansteel Inc.

Long-lived assets located at the Fansteel de Mexico facility, all of which are security for the PBGC note, are detailed below:

	December 31, 2008	December 31, 2007
Land	$600,000	$600,000
Building	1,280,000	1,267,000
Machinery and Equipment	1,317,000	1,144,000
	$3,197,000	$3,011,000
Accumulated Depreciation	1,044,000	851,000
Net Property Plant and Equipment	$2,153,000	$2,160,000

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

Environmental Issues

The Company has significant environmental issues primarily related to special purpose entities included in discontinued operations, particularly the Muskogee Facility, that could have a material impact on the Company’s results. The ability of the Company to fund the clean up of this site could have a material adverse impact on the Company. For further details, see Note 4 Discontinued Operations including Certain Environmental Remediation.

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

The Company Has A Few Large Customers

Companies controlled by United Technologies Corporation (“UTC”) represent a significant customer for the Company, whose sales were 22%, 23%, and 19% of total Company sales in 2008, 2007, and 2006, respectively. International Truck and Engine Corporation (“International Engine”), a subsidiary of Navistar International Corporation, is another significant customer for the Company, whose sales represented 7%, 10%, and 10% of total Company sales in 2008, 2007, and 2006.

Index

In addition to UTC and International Engine, the Company sells to several other customers that make up a significant portion of the Company’s total sales. While none of these other customers individually represent more than 10% of the Company’s net sales, as a group they make up a considerable portion of the Company’s total sales. Although it is not anticipated, the loss of UTC, International Engine or one or more of these other significant customers would have a substantial impact on the Company’s operations and profitability. While the Company has long-term relationships with these companies, there is no guarantee that these relationships will continue.  In addition, these customers are in the aerospace and automotive industries, which tend to be volatile. In particular, the United States automotive industry has been unstable in recent years, with several large automotive sector companies struggling financially and some filing Chapter 11 bankruptcy.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

Index

ITEM 2 - PROPERTIES

Manufacturing facility locations and corresponding square footage at December 31, 2008 are as follows:

		Square Feet
Location	Business Segment	Owned	Leased	Total
Creston, Iowa	Advanced Structures	293,000	0	293,000
Lorimor, Iowa	Advanced Structures	0	150,000	150,000
Reynosa, Mexico	Industrial Metal Components	69,000	0	69,000
Mc Allen, Texas	Industrial Metal Components	0	10,000	10,000
Emporium, Pennsylvania	Industrial Metal Components	45,000	0	45,000

All plants are maintained in good operating order and have sufficient capacity to meet present market requirements.  The Creston, Iowa location will be expanded by approximately 20,000 square feet during the first quarter 2009 to meet additional capacity requirements for a strategic customer. Each of the properties described above is utilized on a multi-shift basis depending on production requirements and standard work schedules.

The Company owns properties in Lexington, Kentucky, and Muskogee, Oklahoma that are associated with operations discontinued in prior years. The Lexington Facility was sold on March 6, 2009.

On March 7, 2005, the Company’s North Chicago Facility, which was also associated with an operation discontinued in prior years, was sold to the City of North Chicago and portions of this facility were leased back by the City of North Chicago until the Company’s executive offices were relocated on November 22, 2005 to Deerfield, Illinois.  On January 22, 2008, the Company entered into an agreement with a buyer for the purchase of the remaining assets at the Washington Manufacturing facility. The Company closed on the sale of this property on March 13, 2008.  On April 1, 2008, the Company entered into an agreement to lease warehouse space in Lorimor, Iowa for its Wellman Dynamics Corporation operation. The term of the lease extends through October 31, 2010. As of March 31, 2009 the leased offices in Deerfield, Illinois were closed and moved to Creston, Iowa.  There is no further lease obligation associated with the former offices in Deerfield, Illinois.

ITEM 3 - LEGAL PROCEEDINGS

FMRI

On September 29, 2006, A&M Engineering and Environmental Services Inc. (“A&M”) filed suit in the District Court for Tulsa County, State of Oklahoma against FMRI, a special purpose subsidiary of Fansteel, and Penn Environmental & Remediation Inc (“Penn”).  On April 27, 2005, A&M and FMRI entered into a contract to excavate, dry, bag, stage and transport residue material to an acceptable offsite depository.  Penn was designated as the engineer for purposes of the contract.  In May 2006, FMRI was notified by A&M that they were canceling the transportation portion of the contract, but continued to perform under the balance of the contract.  A&M submitted change orders totaling $1,200,000 under the contract that required approval by the engineer.  The changes orders were not approved.  A&M subsequently filed suit.  The contract provisions require the use of mediation for resolution before filing suit.  In November 2006, FMRI participated in failed meetings with A&M to stay their suit and enter into mediation.  On December 1, 2006, FMRI notified A&M that the contract was being terminated for cause.  Since A&M took no actions to commence cure efforts, the contract was terminated effective December 20, 2006 with FMRI expressly reserving its rights under the contract.

Index

On December 7, 2006, FMRI filed with the District Court for Tulsa County in response to the A&M complaint.  In these pleadings, FMRI objected to venue and requested transfer to Muskogee County and cited A&M for breach of contract, breach of change order, fraud, breach of implied duty of good faith and fair dealing, and sought damages including liquidation damages, project completion costs, and faulty work.  FMRI believes it has counter claims against A&M for amounts well in excess of the $1,200,000 claimed by A&M.   Both sides have filed interrogatories and document requests for the suit.  A Scheduling Order was filed with the District Court of Tulsa County after a February 26, 2007 scheduling conference with the presiding judge.  The order included a schedule for an evidentiary hearing with the judge from September 17 - 21, 2007 regarding A&M’s intentions to enjoin FMRI’s access to a portion of the Decommissioning Trust Fund (i.e., at least equal to A&M’s monetary claims against FMRI). Per this order, the actual jury trial for this suit was to be scheduled sometime after June 2008.

On May 29, 2007, A&M filed another Notice to the Court stating that it would be unable to file its Motion on June 1, 2007 for Injunctive Relief in accordance with the Scheduling Order. A&M cited more time was needed to review documents. This notice also stated that A&M did not know what the delayed dates for these activities might be and therefore they are not rescheduling dates at this time. The first of the A&M depositions of FMRI personnel were scheduled to begin May 23 and 24, 2007. A&M also postponed these depositions and have not rescheduled them to date. November 2007 and in August 2008, the judge ordered another 60-day extension due to the suspension of activities during an objection made by A&M that was denied by the judge during an October 1, 2008 hearing. Accordingly, discovery activities including depositions and expert reports are allowed through July 2009, and the jury trial is now scheduled for December 2009.

FMRI cannot provide any assurance to a successful outcome and an unsuccessful outcome could hinder FMRI in its obligation to remediate the Muskogee Facility.  Any exposure is limited to FMRI and not Fansteel.

Environmental Claims and Insurance Recoveries

Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Reorganization Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims.  The Department of Justice notified the Company on April 29, 2005 that the NRC and other interested federal agencies did consent to the following settlements: On May 26, 2005, the Company reached agreement with Zurich American Insurance Company and Zurich International (Bermuda) Ltd. (collectively, "Zurich") and on April 18, 2005 with KWELM Management Services Limited on behalf of the Scheme Administrator for KWELM in an insolvency proceeding under the laws of Great Britain and the Joint Liquidators for The Bermuda Fire & Marine Insurance Company (collectively, "KWELM"). Zurich agreed to a settlement providing for a cash settlement payment to the Company of $1,400,000, which was received on June 9, 2005.  KWELM agreed to a Notified Scheme Claim totaling $400,000. Cash distributions in respect of the claims would be paid out to the Company in accordance with KWELM's approved Scheme of Arrangement, which the Scheme administrator had represented that Fansteel could anticipate total cash payments equal to approximately 50% to 57% of its Notified Scheme Claim (approximately $200,000 - $228,000).  Payments from KWELM during 2005 were $330,304 and during 2006 were $5,349 for a total of $335,653, or 84% of the total claim.  The proceeds of the settlements were used in accordance with the Reorganization Plan to pay certain professional fees and expenses related to such settlements.  The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulted in prepayments under the FMRI Notes of $831,000, the FLRI Primary Note of $111,000 and the ED Note of $147,000 and payments aggregating $66,000 on account of EPA CERCLA claims.  In December 2007, the Company received a settlement payment from Hartford Insurance. The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulted in prepayments under the FMRI Notes of $50,000, and payments aggregating $17,000 on account of EPA CERCLA claims. In December 2008, the Company received a settlement payment from Chubb Insurance. The net proceeds from the settlement were allocated based on the Reorganization Plan, which resulted in prepayments under the FMRI notes of $126,000, and to pay certain professional fees and expenses related to such settlements.

Index

Other Legal Actions

During the third quarter 2006, Fansteel filed to close its bankruptcy case, as it believed all bankruptcy issues had been substantially resolved.  On September 23, 2006, the Company received notice that the Department of Justice ("DOJ") objected to the case closure, stating that the Company had not responded to a letter requesting information regarding the status of various environmental remediation sites.  The Company did not receive the DOJ letter until 2 days after the DOJ notice of objection was filed.  The Company through legal counsel has had discussions with the DOJ to resolve their objection. The Company is in the process of resolving the DOJ’s objections.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, the Company and its controlling shareholders agreed not to conduct an Annual Meeting for the year ended 2007 in 2008. This decision was based on the cost involved, and the few, if any, attendees at prior meetings.

Executive Officers of the Registrant

Set forth below are the executive officers of the Company:

			Years of Service
Name	Age	Position with the Company and Principal Occupation	With Company	In Present Position

Curtis J. Zamec, II	40	Chief Operating Officer (Principle Executive Officer)	1	1

Earl F. White	54	Vice President and Chief Financial Officer	1	1

Robert R. Compernolle	55	Vice President of Finance and Corporate Controller	26	1

Index

PART II.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is available for trading under the ticker symbol FELI on the “pink sheets” published by Pink Sheets LLC.

The number of shareholders of the Company as of December 31, 2008 was 710. This number includes record holders and individual participants in security position listings.

The following table sets forth the quarterly high and low bid prices and dividend information of each quarter of the last fiscal year. The quotations below reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

(In dollars)	High	Low	Cash Dividends Declared
2008
First Quarter	$1.000	$0.050	$-
Second Quarter	2.000	0.050	-
Third Quarter	1.400	0.350	-
Fourth Quarter	1.000	0.250	-

2007
First Quarter	$0.250	$0.100	$-
Second Quarter	0.230	0.150	-
Third Quarter	0.550	0.200	-
Fourth Quarter	0.520	0.050	-

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

The following graph compares the cumulative total shareholder return on the New Common Stock to the cumulative total return of the NASDAQ Market Index, and the Russell 2000 Index for the period from December 31, 2004 to December 31, 2008.  The graph assumes that $100 was invested in the New Common Stock and each of the indices listed below on December 31, 2004 and that all dividends were reinvested.  The performance of the New Common Stock reflected below is not indicative of the Company's future performance.

Index

ITEM 6 - SELECTED FINANCIAL DATA

The table below summarizes certain selected financial data of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes.

	Successor Company					Predecessor Company
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	11 months Ended December 31, 2004	1 month Ended January 23, 2004

Net Sales	$79,945	$74,838	$67,531	$56,348	$52,127	$2,696
Income (Loss) from Continuing Operations (a)	1,203	1,254	(580)	858	1,345	57,941
Per Weighted Average Common Shares Outstanding:
Income (loss) from continuing operations (b)	0.35	0.37	(0.17)	0.25	0.39	6.66
Cash Dividends	-	-	-	-	-	-
Total Assets	44,583	47,208	47,035	43,205	40,448	46,097
Long-term Debt	5,982	6,491	4,839	5,274	4,933	5,343

(a)	Results in the one-month ended January 23, 2004 included a gain of $43,455,000 from the adoption of fresh start accounting and a gain of $15,048,000 from the discharge of debt from the Plan.

(b)	Basic earnings per share and diluted earnings per share are the same.

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

Results of Operations

2008 As Compared To 2007

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Advanced Structures	$50,058,945	$43,257,269
Industrial Metal Components	29,886,360	31,580,735
	$79,945,305	$74,838,004

Consolidated net sales for the year ended December 31, 2008 increased $5,100,000, or 6.8%, from the year ended December 31, 2007.   Included in net sales for the year ended December 31, 2008 were material surcharges of $4,500,000 compared with $4,400,000 for the year ended December 31, 2007, an increase of $100,000.   The remainder of the improvement came from the Advanced Structures segment.

Advanced Structures’ net sales for the year ended December 31, 2008 were higher by $6,800,000, or 15.7%, compared to the year ended December 31, 2007. Helicopter, NASCAR and military flight product sales provided the majority of the increase.  Tooling sales were also strong for military flight and military vehicle product lines further contributing to the sales improvement over the prior year.

The Industrial Metal Components' net sales for the year ended December 31, 2008 decreased $1,700,000, or 5.4%, compared with the year ended December 31, 2007. A 7.5% decrease related to investment  casting sales to the diesel engine components market was offset by 3.9% increase in pump and valve market. Net sales of powdered metal components showed a decline of 5.8%, while increases in hardware, lawn and garden and automotive products were partially offset by declines in heavy-duty trucks and recreational vehicles. Plant shutdowns, the discontinuing of selected vehicle lines by the major auto companies and labor disruptions may have a negative impact on existing automotive business going forward.

Index

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2008	% Of Net Sales	Year Ended December 31, 2007	% Of Net Sales
Advanced Structures	$41,987,318	84.0%	$37,499,568	86.7%
Industrial Metal Components	26,201,149	87.7%	26,801,621	84.9%
	$68,188,467	85.3%	$64,301,189	85.9%

Cost of products sold of $68,100,000 for the year ended December 31, 2008 increased by $3,800,000 compared to $64,300,000 for the year ended December 31, 2007 largely due to the higher volume. As a percent of net sales, cost of products sold decreased slightly to 85.3% for the year ended December 31, 2008 compared with 85.9% for the year ended December 31, 2007.

Cost of products sold of $42,000,000 in the Advanced Structures segment for the year ended December 31, 2008 increased $4,500,000 compared with cost of products sold of $37,500,000 in the year ended December 31, 2007. Cost of products sold increased due to higher volume and a technically more demanding product mix. This was offset by a $1,050,000 training grant received in the year ended December 31, 2008 compared with none in the year ended December 31, 2007. As a percent of net sales, cost of products decreased by 2.7 points in the year ended December 31, 2008 compared with the year ended December 31, 2007. Training grant monies reduced 2008 cost of products sold by 2.1 percentage points.

The Industrial Metal Components’ cost of products sold were $26,200,000 for the year ended December 31, 2008, a decrease of $600,000 compared to cost of products sold of $26,800,000 for the year ended December 31, 2007.  As a percent of net sales, cost of products were 87.7% for the year ended December 31, 2008 compared with 84.9% for the year ended December 31, 2007. The increase in cost of products sold as a percent of net sales was due to higher costs related to new customer ramp-up and higher material costs.

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2008	% Of Net Sales	Year Ended December 31, 2007	% Of Net Sales
Advanced Structures	$2,873,239	5.7%	$3,092,186	7.1%
Industrial Metal Components	3,457,742	11.6%	3,738,287	11.8%
Corporate	-	NA	596,673	NA
	$6,330,981	7.9%	$7,427,146	9.9%

Total selling, general and administrative expenses of $6,300,000 for the year ended December 31, 2008 decreased by $1,100,000, or 14.8%, over 2007 expenses of $7,400,000. As a percent of sales, selling, general and administrative expenses for the year ended December 31, 2008 decreased to 7.9% compared with 9.9% for the year ended December 31, 2007.  Unusual nonrecurring professional fees incurred in 2007 at Corporate of $597,000 accounted for a portion of the 2008 decrease. The remainder of the decrease in 2008 was due to cost reduction efforts.

Index

In the Advanced Structures segment, selling, general and administrative expenses for the year ended December 31, 2008 decreased by $219,000, or 7.0%, compared with the year ended December 31, 2007 and as a percent of sales improved to 5.7% in 2008 compared with 7.1% in 2007. Selling expenses decreased $100,000 from the year ended December 31, 2007, due primarily to staff reductions. The remainder of the decrease resulted from reduced Corporate costs.

Selling, general and administrative expenses in the Industrial Metal Components segment for the year ended December 31, 2008 decreased by $281,000 compared with the year ended December 31, 2007. As a percent of sales, selling, general and administrative expenses improved slightly in 2008. Along with the reduced sales volume, selling, general and administrative expenses were favorably impacted by staff reductions and cost containment efforts.

In 2007, Corporate selling, general and administrative expenses represented costs for professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors totaling $597,000 for the twelve months ended December 31, 2007. No such expenses were incurred in 2008.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2008	% Of Net Sales	Year Ended December 31, 2007	% Of Net Sales
Advanced Structures	$5,198,388	10.4%	$2,665,515	6.2%
Industrial Metal Components	227,469	0.8%	1,040,827	3.3%
Corporate	-	NA	(596,673)	NA
	$5,425,857	6.8%	$3,109,669	4.2%

Operating income of $5,400,000 for the year ended December 31, 2008 increased by $2,300,000 compared to operating income of $3,100,000 for the year ended December 31, 2007. Operating income was 6.8% of sales, and 4.2% of sales, for the years ended December 31, 2008 and December 31, 2007, respectively, an improvement 2.6 percentage points.

Operating income of $5,200,000 in the Advanced Structures segment for the year ended December 31, 2008 increased $2,500,000 compared with operating income of $2,700,000 for the year ended December 31, 2007. Operating income for this segment was positively impacted by the volume increase of $6,800,000. Additionally, improved scrap rates, along with the resulting increased throughput, were a major factor in the improved performance of this segment.

The Industrial Metal Components segment had operating income of $227,000 for the year ended December 31, 2008 compared to an operating income of $1,041,000 for the year ended December 31, 2007. The investment casting operation experienced a slight decrease in sales, as well as increased payroll costs. The powder metal facility had a 6% decline in sales and increased expenses for start-up of new customer programs.

All Corporate costs were allocated to the business segments in 2008. An operating loss of $597,000 for the year ended December 31, 2007 at Corporate resulted from non-recurring professional fees related to strategic initiatives and an investigation by a special committee of the Board of Directors that were not allocable to the business segments.

Index

Other Expenses

The following table sets forth the combined other expenses of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Interest expense	$(1,501,919)	$(1,705,219)
Other	(1,003,143)	(150,239)
	$(2,505,062)	$(1,855,458)

Other expenses increased $650,000 in the year ended December 31, 2008 compared to the year ended December 31, 2007. In 2008, an $827,000 unrealized loss on foreign currency is included in other with no corresponding expense in 2007. Interest expense decreased $203,000 year over year by refinancing the Fifth Third credit facilities.

Discontinued Operations

Discontinued operations reported losses of $1,900,000 and $3,800,000 for the years ended December 31, 2008 and December 31, 2007, respectively. The losses for both periods relate in part to the accretion of discounted environmental liabilities arising from the Company’s unsecured note obligations to its special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation for the terminated pension plan. The 2008 loss is net of a $1,126,000 tax benefit. The 2007 loss also includes a write-down of $608,000 related to a reduction in value of property held for sale at the special purpose subsidiary, FLRI.

Net Income (Loss)

The Company had a net loss of $703,000 for the year ended December 31, 2008 compared to a net loss of $2,501,000 for the year ended December 31, 2007, with discontinued operations having a significant impact on the net loss in each year.

2007 As Compared To 2006

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Advanced Structures	$43,257,269	$39,960,093
Industrial Metal Components	31,580,735	27,570,450
	$74,838,004	$67,530,543

Consolidated net sales for the year ended December 31, 2007 increased $7,300,000, or 10.8%, from the year ended December 31, 2006.   Included in net sales for the year ended December 31, 2007 were material surcharges of $4,400,000 compared with $3,000,000 for the year ended December 31, 2006, an increase of $1,400,000.   The remainder of the improvement came from sand casting sales in the Advanced Structures segment along with higher sales of investment castings in the Industrial Metal Components segment.

Index

Advanced Structures’ net sales for the year ended December 31, 2007 were higher by $3,300,000, or 8.3%, compared to the year ended December 31, 2006. Helicopter, NASCAR and military flight product sales provided the majority of the increase.  Improvements in these product lines were more than enough to offset the May 2006 loss of a key contract for missile components that accounted for $2,200,000 in sales for the year ended December 31, 2006.  Tooling sales were also strong for military flight and military vehicle product lines further contributing to the sales improvement over the prior year.

The Industrial Metal Components' net sales for the year ended December 31, 2007 increased $4,000,000, or 14.5%, compared with the year ended December 31, 2006, with 34% of the increase related to material surcharges which the Company has added to offset the continued increase in material costs for brass, bronze and stainless steel.  The remainder of the increase was due to strong investment casting sales, with sales to the automotive market, primarily diesel engine components, providing the majority of the increase along with improvement in most other product lines. Net sales of powdered metal components showed a slight improvement of 0.7%, with increases in hardware, lawn and garden and automotive products partially offset by declines in heavy-duty trucks and recreational vehicles. Plant shutdowns and the discontinuing of selected vehicle lines by the major auto companies, as well as labor disruptions may have a negative impact on existing automotive business going forward.

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

Cost of products sold of $64,300,000 for the year ended December 31, 2007 increased by $4,200,000 compared to $60,100,000 for the year ended December 31, 2006 largely due to the higher volume. As a percent of net sales, cost of products sold improved to 85.9% for the year ended December 31, 2007 compared with 88.9% for the year ended December 31, 2006 due to cost reductions and reduced unusual charges, which were $1,165,000 at the investment casting operation for the year ended December 31, 2006.

Cost of products sold of $37,500,000 in the Advanced Structures segment for the year ended December 31, 2007 increased $3,600,000 compared with cost of products sold of $33,900,000 in the year ended December 31, 2006. Cost of products sold increased due to higher volume and a technically more demanding product mix that resulted in higher scrap and rework in 2007. Additionally, no training grant monies were received in the year ended December 31, 2007 compared with $795,000 received in the year ended December 31, 2006. As a percent of net sales, cost of products increased by 2.0 points in the year ended December 31, 2007 compared with the year ended December 31, 2006. Training grant monies reduced 2006 cost of products sold by 2.0 percentage points.

The Industrial Metal Components’ cost of products sold were $26,800,000 for the year ended December 31, 2007, an increase of $600,000 compared to cost of products sold of $26,200,000 for the year ended December 31, 2006.  As a percent of net sales, cost of products were 84.9% for the year ended December 31, 2007 compared with 95.0% for the year ended December 31, 2006.  Cost of products sold in 2006 included unusual charges of $1,165,000 at the investment casting operation for expedited freight, inspection costs and scrap related to the start-up of new customer parts, which increased 2006 cost of sales by 4.2 percentage points. The increase in volume at the investment casting operation along with cost reductions at both the investment casting and powder metal plants provided further improvement in 2007.

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

Total selling, general and administrative expenses of $7,400,000 for the year ended December 31, 2007 increased by $1,000,000, or 15.9%, over 2006 expenses of $6,400,000. As a percent of sales, selling, general and administrative expenses for the year ended December 31, 2007 increased to 9.9% compared with 9.5% for the year ended December 31, 2006.  Unusual professional fees incurred at Corporate of $597,000 accounted for a significant portion of the increase in selling, general and administrative expenses in 2007 and were nearly 1% of Company net sales.

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

Operating income of $3,100,000 for the year ended December 31, 2007 increased by $2,000,000 compared to operating income of $1,100,000 for the year ended December 31, 2006. Excluding unusual items, (in 2007, corporate professional fees of $597,000 and Advanced Structures segment compensation expense of $164,000 and in 2006 Industrial Metal Components segment customer new product costs of $1,165,000 less Advanced Structures segment training grant monies of $795,000), operating income would have been $3,871,000, or 5.2% of sales, and $1,431,000, or 2.1% of sales, for the years ended December 31, 2007 and December 31, 2006, respectively, an improvement of $2,440,000 or 3.1 percentage points.

Operating income of $2,700,000 in the Advanced Structures segment for the year ended December 31, 2007 decreased by $276,000 compared with operating income of $2,900,000 for the year ended December 31, 2006. Despite the increase in volume for this segment, higher manufacturing costs, particularly scrap, had a negative impact along with compensation expense incurred for the granting of shares of stock to key management in this segment. Additionally, results in the year ended December 31, 2006 were positively impacted by $795,000 in training grants received from the state of Iowa.

The Industrial Metal Components segment had operating income of $1,041,000 for the year ended December 31, 2007 compared to an operating loss of $1,881,000 for the year ended December 31, 2006. The investment casting operation was the main reason for the improvement in this segment based on the higher 2007 sales volume and the decrease in unusual charges for the start-up of new customer parts, which totaled $1,165,000 in 2006.  Despite only a slight increase in sales, powdered metal operating income improved due to tighter expense control.

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

Index

Other expenses increased $215,000 in the year ended December 31, 2007 compared to the year ended December 31, 2006, with increased borrowing in 2007 resulting in $131,000 of higher interest expense. Other expenses also increased $67,000 due to foreign currency translation at the investment casting operations and $17,000 due to minority interest related to Wellman Dynamics.

Discontinued Operations

Discontinued operations reported losses of $3,800,000 and $4,700,000 for the years ended December 31, 2007 and December 31, 2006, respectively. The losses for both periods relate in part to the accretion of discounted environmental liabilities arising from the Company’s unsecured note obligations to its special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation for the terminated pension plan. The 2007 loss also includes a write-down of $608,000 related to a reduction in value of property held for sale at the special purpose subsidiary, FLRI. Results in 2006 included a charge of $738,000 to write down the Washington Manufacturing property to market value.

Income taxes

No income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

The Company had a net loss of $2,500,000 for the year ended December 31, 2007 compared to a net loss of $5,300,000 for the year ended December 31, 2006, with discontinued operations having a significant impact on the net loss in each year.

Liquidity and Capital Resources

On December 31, 2008 and December 31, 2007, the Company had cash of $322,000 and $298,000 respectively.

Continuing operations provided cash of $2,112,000 for the year ended December 31, 2008. Working capital provided cash of $6,966,000. Short term borrowings provided $1,000,000, and debt reduction used $3,997,000 of cash. Discontinued operations used $2,088,000 for the year ended December 31, 2008 primarily for funding the on-going environmental remediation at the Muskogee Facility.

Continuing operations provided cash of $4,787,000 for the year ended December 31, 2007, due mostly to improvements in working capital of $2,598,000 and borrowings from the Fifth Third revolving line of credit of $3,653,000. Excluding net borrowings of $3,340,000, continuing operations provided $1,447,000 for the year ended December 31, 2007. Discontinued operations used $4,506,000 for the year ended December 31, 2007 primarily for funding the on-going environmental remediation at the Muskogee Facility.

Operating Activities

For the year ended December 31, 2008, operating activities provided $6,966,000 in cash with improvements in working capital coming from decreases in receivables and other assets, increases in accounts payable and accrued liabilities. Accounts receivable decreased by $1,816,000 due to collection efforts. Accounts Payable and Accrued Liabilities increased $441,000 due to timing of payments and improved cash management and the foreign currency contracts liability at December 31, 2008.

Index

For the year ended December 31, 2007, operating activities provided $2,598,000 in cash with improvements in working capital coming from decreases in receivables and other assets, increases in accounts payable and accrued liabilities partially offset by increases in inventories and other current assets.  Accounts receivable decreased by $931,000 due to strong collections and a 7-day decrease in days outstanding. Inventories increased by $1,100,000 due to the higher sales volume and a decrease in inventory turns.   The majority of the inventory increase occurred in the Advanced Structures segment, which requires higher inventory levels due to the length of throughput times in the complicated sand casting process.

Investing Activities

For the year ended December 31, 2008, investing activities used $1,867,000 for capital expenditures at both business segments. For the year ended December 31, 2007, investing activities used $1,152,000 for capital expenditures, primarily for replacement equipment for both business segments.

Financing Activities

Financing activities used $2,997,000 for the year ended December 31, 2008, compared to providing $3,340,000 for the year ended December 31, 2007. Borrowings for the year ended December 31, 2008 from the short-term loan were $1,000,000. Payments in 2008 of long-term debt were $2,180,000.

In order to increase the Company’s liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its wholly-owned subsidiary, Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005 with an original principal amount of $15,000,000. As the Company’s businesses have grown, so have the Company’s needs for funding working capital, capital expenditures and other requirements. With the corresponding increase in its borrowing base, consisting of accounts receivable, inventories and machinery and equipment, the Company sought to increase its revolving line of credit above the $15,000,000 level. Accordingly, this loan agreement with Fifth Third Bank was amended on December 4, 2006.

Under the December 4, 2006 amended loan facility, subject to certain borrowing conditions, the Company could incur revolving loans, credit card charges and letter of credit issuances in an amount up to $21,500,000 from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2,000,000 for machinery and equipment.  Revolving loans included $1,500,000 for borrowing under credit cards issued by the Lender, not subject to the borrowing base. The term was extended with revolving loans due and payable in full on January 5, 2009. As borrowers under this Loan and Security Agreement, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements.  The interest rate on the line is at prime and there is a .25% unused line fee.  Substantially all of the assets of the borrowers are pledged as security for this financing.

On June 5, 2007 the Company and Fifth Third Bank again amended the loan facility, increasing the maximum revolving loan amount to $22,500,000.  Revolving loans were amended to include $1,500,000 for borrowing that is not subject to the borrowing base limits.  Amounts borrowed as part of the $1,500,000 were charged interest at prime rate plus one percentage point.  The $1,500,000 borrowing revolving note was scheduled to terminate on September 30, 2007.

On September 12, 2007, the Company amended its Loan and Security Agreement with Fifth Third Bank for the third time.  Under this amended loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to $21,500,000 from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2,000,000 for machinery and equipment until March 2, 2009. Revolving loans were amended to eliminate $1,500,000 for borrowing that is not subject to the borrowing base limits.  A term loan for a maximum of $3,000,000 was added to the loan facility.  Draws on the term loan could be made until February 29, 2008.  Interest on the term loan is at 13%.  The term loan includes a success fee of 3% to 7% of principal amount repaid before March 2, 2009 depending on when the repayment occurs. This fee was paid on September 3, 2008 in conjunction with the execution of the Fifth Amendment. Fansteel Inc. pledged its 1,000 shares of Wellman stock as security for the term loan.

Index

On August 29, 2008, the Company and Fifth Third amended its Loan and Security Agreement for the fourth time. The Fourth Amendment established the maximum revolving loan limit of $19,500,000 base, comprised of a percentage of eligible accounts receivable and inventories, as well as the orderly liquidation value of certain machinery and equipment. The term of the loan was extended until September 5, 2010, with a borrowing base of $1,500,000 or the outstanding amounts of the Company’s credit cards issued by Fifth Third Bank.

On September 3, 2008, the Company amended its Loan and Security Agreement with Fifth Third Bank for the fifth time. The term loan for a maximum of $3,000,000 was revised.  Interest only was payable from January 1, 2008 through January 4, 2009. Beginning on January 5, 2009, principal and interest is payable each month for the amortization period of three years. An excess cash flow covenant was added to the term loan, which required the Company to reclassify $300,000 of the term loan as short term at December 31, 2008. The excess cash flow sweep is eliminated once the balance is $2,000,000 or below.

The Company's high level of debt could have important consequences, including, among others, the following:

▪	Inability of the Company's current cash generation level to support future interest and principal payments on the Company's existing indebtedness;

▪
Inadequate cash for other purposes, such as capital expenditures and the Company's other business activities, since the Company may need to use all or most of the operating cash flow to pay principal and interest on its outstanding debt;

▪	Making it more difficult for the Company to satisfy its contractual obligations;

▪	Increasing the Company's vulnerability to general adverse economic and industry conditions;

▪	Limiting the Company's ability to fund future working capital, capital expenditures or other general corporate requirements;

▪	Placing the Company at a competitive disadvantage compared to the Company's competitors that have less debt relative to their operating scale;

▪	Limiting the Company's flexibility in planning for, or reacting to, changes in the Company's business and its industry; and

▪
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

The Company recognizes sales when the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as products are shipped.  Revenue is recognized from sales of tooling, patterns and dies upon customer acceptance or other mutually established, accepted and written purchase order documentation.

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

Index

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 157-3 (“SFAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP SFAS 157-3 is effective immediately and applies to prior periods for which financial statements have been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of FSP SFAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”.  SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on the consolidated financial statements.

In February 2008, FASB issued Staff Position No. SFAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

Index

In December 2007 FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141 (revised 2007), Business Combinations. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which the statement is adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The effect of adopting SFAS 160 is not expected to be material.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets and liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141R requires, among other things, that the acquisition related costs be recognized separately from the acquisition. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting SFAS 141R will be dependent on the nature and the size of the acquisition completed after the adoption of SFAS 141R.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of January 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to an item for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company did not elect to adopt the fair value option pursuant to SFAS 159.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is partially effective for the Company beginning on January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. In February 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has adopted SFAS 157, and has included the effect of its adoption in the 2008 financial statements and notes within the 2008 Form 10-K.

In September 2006 the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” and was effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS No. 158 effective December 31, 2006. The non-cash effect of the adoption resulted in an increase in total liabilities of $343,000 and a reduction in total shareholders’ equity of $343,000, net of tax.  The adoption of SFAS No. 158 did not affect the Company’s results of operations.

Index

Inflation

Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits.  Significant portions of raw materials consumed by the Company are various steel alloys.  In 2004, price increases were experienced and these price increases have continued into 2008.  To offset these price increases, the Company began adding material surcharges in March 2004 and in 2008 the Company continues to add material surcharges.  Material surcharges accounted for 5.6% of net sales for the year ended December 31, 2008 and 5.9% of net sales for the year ended December 31, 2007.

Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases.

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at December 31, 2008:

(In thousands)	Total	2009	2010	2011	2012	2013	After 2013
PBGC Note	$6,500	$750	$1,150	$1,150	$1,150	$1,150	$1,150
PA economic agencies notes	15	15	-	-	-	-	-
Operating and capital leases	666	200	139	101	100	126	-
Fifth Third revolving line	11,826	-	11,826	-	-	-	-
Fifth Third term loan	3,178	1,342	1,066	770	-	-	-
Letters of credit	770	770	-	-	-	-	-
Environmental liabilities	30,152	3,129	2,517	1,838	1,838	1,692	19,138
Total	$53,107	$6,206	$16,698	$3,859	$3,088	$2,968	$20,288

The above table excludes discounts of the long-term debt and environmental liabilities, but does include any related interest.  The Fifth Third revolving line is at prime and the rate used for this table is 3.25%

The payments for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules.  A minimum annual funding of $1,682,000 is required for environmental liabilities related to FMRI.

The Fifth Third revolving line has a renewal date of September 5, 2010.  The revolving line of credit requires immediate repayment from cash receipts.  Borrowings can be made as needed, based on availability.  Any outstanding term loan is repayable in full on the renewal date. The availability at December 31, 2008 was $3,335,000, compared with $1,963,000 at December 31, 2007.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates or other market price risks.  The only debt subject to interest fluctuations is the short-term borrowing under the revolving line of credit.  A significant portion of raw materials consumed by the Company is various steel alloys.  The Company began to experience price increases on raw materials in 2004 and raw material price increases have continued into 2008.  To offset these price increases in raw materials, the Company began adding material surcharges in March 2004 and has continued to add material surcharges into 2008.

Index

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fansteel Inc.
Consolidated Statement of Operations

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net Sales	$79,945,305	$74,838,004	$67,530,543

Cost and Expenses
Cost of products sold	68,188,467	64,301,189	60,063,891
Selling, general and administrative	6,330,981	7,427,146	6,405,855
	74,519,448	71,728,335	66,469,746

Operating Income	5,425,857	3,109,669	1,060,797

Other Expense
Interest expense	(1,501,919)	(1,705,219)	(1,573,869)
Other	(1,003,143)	(150,239)	(66,655)
	(2,505,062)	(1,855,458)	(1,640,524)
Income (Loss) from Continuing Operations Before Income Taxes	2,920,795	1,254,211	(579,727)

Income Tax Expense	1,718,000	-	-
Net Income (Loss) from Continuing Operations	1,202,795	1,254,211	(579,727)
Loss from Discontinued Operations, net of tax benefit of $1,126,000 in 2008	(1,905,560)	(3,755,195)	(4,688,079)
Net Loss	$(702,765)	$(2,500,984)	$(5,267,806)
Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000	3,420,000
Basic and Diluted Net Income
(Loss) per Sharea
Continuing operations	$0.35	$0.37	$(0.17)
Discontinued operations	(0.56)	(1.10)	(1.37)
Net loss	$(0.21)	$(0.73)	$(1.54)

See Notes to Consolidated Financial Statements
______________________________________________
a Basic earnings per share and diluted earnings per share are the same.

Index

Fansteel Inc.
Consolidated Balance Sheet

	December 31, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$322,392	$298,352
Accounts receivable, less allowance of $212,000 and $170,000 at December 31, 2008 and December 31, 2007, respectively	8,702,986	10,568,513
Inventories
Raw material and supplies	1,439,142	1,308,731
Work-in process	8,290,525	8,554,360
Finished goods	506,392	574,686
Total inventories	10,236,059	10,437,777
Prepaid expenses	1,400,066	1,830,489
Total current assets	20,661,503	23,135,131

Property, plant and equipment
Land	917,419	917,419
Buildings	4,246,784	4,122,886
Machinery and equipment	9,836,932	8,103,287
	15,001,135	13,143,592
Less accumulated depreciation	5,298,806	4,140,642
Net property, plant and equipment	9,702,329	9,002,950

Other assets
Deposits	227,593	660,799
Reorganization value in excess of amounts allocable to identified assets	12,893,734	12,893,734
Property held for sale	720,000	1,178,116
Other	378,157	337,652
Total other assets	14,219,484	15,070,301

	$44,583,316	$47,208,382

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet

	December 31, 2008	December 31, 2007

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$8,091,366	$7,589,036
Accrued liabilities	7,082,009	8,040,875
Short-term borrowings	11,093,451	15,010,884
Current maturities of long-term debt	2,087,859	900,254
Total current liabilities	28,354,685	31,541,049

Long-term debt, less current maturities	5,982,373	6,491,265

Other liabilities
Environmental remediation	22,189,410	20,989,571
Non-current pension liability	2,466,447	716,992
Total other liabilities	24,655,857	21,706,563

Total liabilities	58,992,915	59,738,877

Minority Interest	205,864	180,777

Shareholders' equity (deficit)
Common stock, par value $0.01 Authorized 3,600,000 shares, issued and outstanding 3,420,000	34,200	34,200
Capital in excess of par value	296,314	296,314
Accumulated deficit	(13,653,908)	(12,951,143)
Accumulated other comprehensive loss	(1,292,069)	(90,643)

Total shareholders’ deficit	(14,615,463)	(12,711,272)

Total liabilities and shareholders' deficit	$44,583,316	$47,208,382

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Shareholders Deficit

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2005	$34,200	$296,314	$(5,182,353)	$(13,637)	$(4,865,476)

Net loss	-	-	(5,267,806)	-	(5,267,806)
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	6,670	6,670
Comprehensive loss					(5,261,136)
Adjustment to initially apply FASB Statement No. 158, net of tax	-	-	-	(343,164)	(343,164)

Balance at December 31, 2006	34,200	296,314	(10,450,159)	(350,131)	(10,469,776)

Net loss	-	-	(2,500,984)	-	(2,500,984)
Other comprehensive loss
Adjustment to apply FASB Statement No. 158, net of tax	-	-	-	284,165	284,165
Foreign currency translation adjustment	-	-	-	(24,677)	(24,677)
Comprehensive loss					(2,241,496)

Balance at December 31, 2007	34,200	296,314	(12,951,143)	(90,643)	(12,711,272)

Net loss	-	-	(702,765)	-	(702,765)
Other comprehensive loss
Adjustment to apply FASB Statement No. 158, net of tax	-	-	-	(1,126,665)	(1,126,665)
Foreign currency translation adjustment	-	-	-	(74,761)	(74,761)
Comprehensive loss					(1,904,191)

Balance at December 31, 2008	$34,200	$296,314	$(13,653,908)	$(1,292,069)	$(14,615,463)

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash Flows From Operating Activities:
Net loss	$(702,765)	$(2,500,984)	$(5,267,806)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,158,164	1,023,182	1,032,764
Compensation expense	-	164,028	-
Minority interest expense	25,087	16,749	-
Accretion of long-term debt and other liabilities	165,155	222,093	303,836
Loss from discontinued operations, net of tax benefit	1,905,560	3,755,195	4,688,079
Deferred tax expense	1,126,000	-	-
Gain from disposals of property, plant and equipment	(400)	(811)	-
Change in assets and liabilities:
Decrease (increase) in accounts receivable	1,815,782	930,549	(2,106,262)
Decrease (increase) in inventories	201,718	(1,076,974)	(2,655,151)
Decrease (increase) in prepaid assets	431,430	(312,254)	(238,791)
Increase in accounts payable and accrued liabilities	440,607	206,463	4,649,187
Increase (decrease) in income taxes payable	6,474	(1,464)	(3,609)
Decrease (increase) in other assets	392,701	171,795	(67,249)
Net cash provided by operating activities	6,965,513	2,597,567	334,998
Cash Flows From Investing Activities:
Proceeds from sale of property, plant and equipment	10,000	1,500	-
Capital expenditures	(1,867,143)	(1,152,402)	(1,683,795)
Net cash used in investing activities	(1,857,143)	(1,150,902)	(1,683,795)
Cash Flows From Financing Activities:
Proceeds from long-term borrowing	1,000,000	1,652,955	3,713,951
(Payments) borrowings on short-term debt	(1,817,032)	2,000,000	-
Payments on long-term debt	(2,179,665)	(312,591)	(293,309)
Net cash (used in) provided by financing activities	(2,996,697)	3,340,364	3,420,642
Net Increase in Cash and Cash Equivalents from Continuing Operations	2,111,673	4,787,029	2,071,845
Cash Flows of Discontinued Operations:
Operating cash flows	(2,087,633)	(4,506,349)	(2,845,626)
Investing cash flows	-	-	-
Total Cash Flows of Discontinued Operations	(2,087,633)	(4,506,349)	(2,845,626)
Net (Decrease) Increase in Cash and Cash Equivalents	24,040	280,680	(773,781)
Cash and Cash Equivalents at Beginning of Year	298,352	17,672	791,453
Cash and Cash Equivalents at End of Year	$322,392	$298,352	$17,672

See Notes to Consolidated Financial Statements

Index

Notes to Consolidated Financial Statements

Note 1 - Description of Business

Fansteel Inc. and its subsidiaries (the “Company”) are manufacturers of high value precision engineered components for the global aerospace and industrial markets.  The Company’s products are used in a variety of applications where performance counts including commercial aircraft, regional aircraft, business aircraft, personal aircraft, helicopters and turbine engines; energy (flow control) and power generation (land based gas turbines, large displacement diesel/natural gas/oil fueled engines and wind turbines); and agricultural, construction machinery, lawn and garden and automotive.

For financial reporting purposes, the Company classifies its products into two business segments:  Advanced Structures (highly engineered aluminum and magnesium sand castings and precision assemblies) and Industrial Metal Components (high precision net shape powdered metal components and custom assemblies and engineered investment castings and final assembly modules).

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

Cash and Cash Equivalents

The Company considers all investments purchased with maturity of three months or less to be cash equivalents. At December 31, 2008 and December 31, 2007, the Company had not purchased any investments with maturities of three months or less.

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

Index

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Accounting Financial Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the deferred tax asset for amounts which are not considered “more likely than not” to be realized. In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. The Company adopted the provision of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operation. Should the Company need to record interest and penalties related to the application of FIN 48, these will be recognized within interest expense.

Foreign Currency

The functional currency for the Company's foreign operation is the applicable local currency. The translation from the applicable foreign currency to U.S. Dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for the profit and loss accounts using the average exchange rate for the year.  The resulting translation adjustments are recorded as a component of shareholders' deficit.  Gains or losses which are not material resulting from foreign currency transactions are included in other income.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform with the 2008 presentation.

Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3 (“SFAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP SFAS 157-3 is effective immediately and applies to prior periods for which financial statements have been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of FSP SFAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

Index

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

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on the Company’s financial statements.

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

In February 2008, FASB issued Staff Position No. SFAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141 (revised 2007), Business Combinations. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which the statement is adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The effect of adopting SFAS 160 is not expected to be material.

Index

In December 2007 the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets and liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141R requires, among other things, that the acquisition related costs be recognized separately from the acquisition. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting SFAS 141R will be dependent on the nature and the size of the acquisition completed after the adoption of SFAS 141R.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of January 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to an item for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company did not elect to adopt the fair value option pursuant to SFAS 159.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is partially effective for the Company beginning on January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. In February 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has adopted SFAS 157, and has included the effect of its adoption in the 2008 financial statements and notes within the 2008 Form 10-K.

In September 2006 the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” and was effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS No. 158 effective December 31, 2006. The non-cash effect of the adoption resulted in an increase in total liabilities of $343,000 and a reduction in total shareholders’ equity of $343,000, net of tax.  The adoption of SFAS No. 158 did not affect the Company’s results of operations.

Index

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

The following table sets forth the computation of basic and diluted earnings per share:

Numerator:	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net loss	$(702,765)	$(2,500,984)	$(5,267,806)
Denominator:
Denominator for basic earnings per share-weighted average shares	3,420,000	3,420,000	3,420,000
Effect of dilutive securities
Employee stock options	-	-	-
Employee restricted stock	-	-	-
Dilutive potential common shares	3,420,000	3,420,000	3,420,000
Basic earnings per share	$(0.21)	$(0.73)	$(1.54)
Diluted earnings per share	$(0.21)	$(0.73)	$(1.54)

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

During 2002, the Predecessor Company, with the assistance of its third party environmental consultants, prepared a revised Decommissioning Plan, which was submitted to the NRC on January 15, 2003. The revised Decommissioning Plan assumed offsite disposal of all contaminated residues and soils as well as groundwater treatment and monitoring using current criteria for acceptable decommissioning under NRC regulations. Based on then available information, with assistance from third party environmental consultants, the Predecessor Company estimated the total future costs of the revised Decommissioning Plan based upon current costs of decommissioning activities to be $41,600,000.   The estimated decommissioning costs consisted of $20,400,000 for excavating, hauling, and offsite disposal of residues and soils, $15,600,000 for site plans, maintenance, safety, security and consulting costs, and $5,600,000 for groundwater treatment and monitoring.

Index

During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility.  Pursuant to the Reorganization Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility.  In December 2003, the NRC approved the issuance and transfer of an amended NRC License and related Decommissioning Plan to FMRI.  At January 23, 2004, the liability for the environmental remediation was $38,700,000, and the recorded discounted liability using a discount rate of 11.3% as part of fresh-start accounting, which was required to be applied upon reemergence from Chapter 11 bankruptcy, was $19,200,000.   In 2005, FMRI began removal of the residues under Phase 1 of the decommissioning plan, which is expected to remove over 80% of the radioactive contaminated residues. Phase 1 is behind schedule, but continued in 2008, with $3,052,000 expended, and into 2009.  At December 31, 2008 and December 31, 2007, the gross estimated liability was $26,325,000 and $27,654,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $18,120,000 and $17,111,000, respectively.

FMRI can draw up to $4,500,000 from an existing decommissioning trust owned by Fansteel established in accordance with the Amended Decommissioning Trust Agreement with the NRC.  The draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2,000,000 and provided certain terms and conditions are satisfied.  Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust.  On April 13, 2005, the decommissioning trust was amended, with the consent of the NRC, to allow additional draws of up to $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan.  The amounts of these additional draws are dependent upon, among other things, the weight of material disposed of offsite at the approved disposal site. In the second quarter of 2005, FMRI drew an additional $500,000 from the Trust.  In the third quarter of 2005, FMRI drew an additional $1,160,000 from the Trust.  In 2005, Fansteel prepaid $768,000 to FMRI from net insurance proceeds, which FMRI used to reduce amounts owing to the Trust. In 2006, FMRI drew an additional $652,000 and Fansteel prepaid $70,000 to FMRI from insurance proceeds. The net draws at December 31, 2006 were $2,000,000. In 2007, FMRI drew an additional $776,000 from the Trust. In 2008, FMRI drew an additional $1,700,000 from the Trust, bringing total net draws from the Trust to $4,400,000 at December 31, 2008. There was an insurance settlement of $50,000 made to FMRI in 2008, which was deposited into the Trust.

Lexington Facility

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility.  To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare.  In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that the Predecessor Company submit a plan for further characterization of the facility.  The Predecessor Company submitted a letter to the KNREPC in September 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility.  On September 12, 2007, FLRI received notice that the Kentucky Department for Environmental Protection had accepted the site characterization report that had been submitted and that FLRI should prepare the Corrective Action Plan for the site. An estimated $1,780,000 to perform the remedial activities was determined and a liability in that amount was recorded at January 23, 2004.  In September 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1,780,000 note. During 2007, new estimates of costs to complete the remediation reduced the gross liability by $324,000. At December 31, 2008 and December 31, 2007, the gross estimated liability was $848,000 and $875,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $834,000 and $857,000, respectively.

Index

The land and building of the Lexington Facility are included on the balance sheet as property held for sale at $720,000, which includes a reduction of $608,000 made in September 2007 based on the latest appraisal of its current market value. A number of third parties had expressed interest in purchasing this facility.  In the second quarter of 2007, FLRI entered into a right of first refusal agreement to purchase the property with a third party for their maintenance of the site. On November 1, 2007, FLRI executed a lease with an option to purchase at fair market value with this third party. On March 6, 2009, the Company sold the Lexington Facility to this third party.

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

North Chicago Facility

In September 2000, the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Predecessor Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site").  The Predecessor Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003.  The proposed remedial actions at the North Chicago Facility were estimated to cost $2,170,000, for which a liability was recorded at January 23, 2004 as part of the bankruptcy reorganization for a newly formed special purpose subsidiary, North Chicago, Inc (“NCI”).  On March 7, 2005, NCI sold the real property to the City of North Chicago (the “City”), transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. In July 2005, the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a prepayment of the note delivered to the EPA.  The Company has made all the payments due under the promissory note as of December 31, 2007, and therefore, there is no further liability.

Index

Washington Manufacturing

On December 31, 2004, the Company sold substantially all of the assets (including, but not limited to, machinery and equipment, raw material items, work-in-process items, finished goods items, receivables, machinery and equipment contracts, customer contracts and supplier contracts, but excluding real estate, fixtures and certain other assets) of the division of the Company known as "Washington Manufacturing" (the "Washington Division") to Whitesell Corporation (“Whitesell”), a customer of the Washington Division, for consideration consisting of a combination of (i) cash (in the initial amount of approximately $2,000,000 subject to post-closing adjustment) and (ii) the assumption by Whitesell of certain liabilities of the Washington Division (in the initial amount of approximately $1,000,000, determined in accordance with U.S. generally accepted accounting principles consistently applied, subject to post-closing adjustment) (collectively, the “Washington Sale”).

Whitesell had been leasing the buildings of Washington Manufacturing until it vacated in December 2006 at which time the Company began to actively try to sell the Washington Manufacturing property and has classified it as property held for sale in the accompanying balance sheet.   In December 2006, the value of the property was reduced by $738,000 to reflect current market value, less selling costs. On January 22, 2008, the Company entered into an agreement with a buyer for the purchase of the remaining assets at the Washington Manufacturing facility for $475,000, which is approximately equal to the book value. The Company closed on the sale of this property on March 13, 2008.

Results of Discontinued Operations

The operations described above are classified as discontinued operations for all periods presented.

Discontinued operations reported losses of $1,906,000, $3,755,000, and $4,688,000 for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 respectively.  In the third quarter 2007, the Company wrote down the value of property held for sale at the FLRI facility by $608,000 based on an updated appraisal. Results in 2006 also include a charge of $258,000 to write-down the receivable from Whitesell for the settlement of the purchase price for the December 2004 sale of Washington Manufacturing and a charge of $738,000 to write down the Washington property to current market value. The remaining losses for each time period relate in part to the accretion of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan.

Results for discontinued operations were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Loss on dispositions	$-	$-	$-
Loss from operations	(1,905,560)	(3,755,195)	(4,688,079)
Loss from discontinued operations	$(1,905,560)	$(3,755,195)	$(4,688,079)

Index

Summarized financial information for discontinued operations is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net sales	$-	$-	$-
Cost of sales	-	-	-
Selling and administrative expenses	-	-	-
Provision (benefit) from environmental liabilities	-	-	-
Other expense	3,031,560	3,755,195	4,688,079
Loss before income taxes	(3,031,560)	(3,755,195)	(4,688,079)
Income tax provision (benefit)	1,126,000	-	-
Net loss from operations	$(1,905,560)	$(3,755,195)	$(4,688,079)

The net liabilities of discontinued operations, which are included on the Consolidated Balance Sheet, consist of the following at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Cash	$885,907	$855,712
Other notes and accounts receivable	-	49,745
Prepaid expenses	65,614	64,607
Property held for sale	720,000	1,178,116
Total assets	$1,671,521	$2,148,180

Current liabilities	$509,666	812,742
Long-term debt (PBGC note)	4,967,019	5,213,971
Environmental remediation	18,954,603	17,967,503
Total liabilities	$24,431,288	$23,994,216

Net liabilities of discontinued operations	$22,759,767	$21,846,036

Long-term debt includes $750,000 in current maturities of long-term debt at December 31, 2008 and December 31, 2007.

Note 5 - Property Held for Sale

The Company has pursued the sale of its Lexington Facility, which is owned by its special purpose subsidiary FLRI.  The land and building of the Lexington facility are included on the balance sheet as property held for sale. A $608,000 reduction was made to the carrying value in September 2007 based on the latest appraisal of its current market value, less costs to dispose. A number of third parties had expressed interest in purchasing this facility.  In the second quarter of 2007, FLRI entered into a right of first refusal agreement to purchase the property with a third party for their maintenance of the site. On November 1, 2007, FLRI executed a lease with an option to purchase at fair market value with this third party. The Lexington Facility was sold on March 6, 2009. A gain of $101,000 was realized on the sale of this property.

Index

The Company has pursued the sale of its Washington Manufacturing facility, which is owned by Fansteel.  The land and building of the Washington Manufacturing facility are included on the balance sheet as property held for sale. A $738,000 reduction was made to the carrying value in December 2006 to reflect its current market value, less selling costs. On January 22, 2008, the Company entered into an agreement with a buyer for the purchase of the remaining assets at the Washington Manufacturing facility for $475,000, which is approximately equal to the book value. The Company closed on the sale of this property on March 13, 2008.

The carrying values of the property held for sale as of December 31, 2008 and December 31, 2007 are detailed below:

	December 31, 2008	December 31, 2007
Lexington facility	$720,000	$720,000
Washington Manufacturing facility	-	458,116
Total property held for sale	$720,000	$1,178,116

Note 6 - Accrued Liabilities

Accrued liabilities include the following at:

	December 31, 2008	December 31, 2007
Payroll and related costs	$1,513,537	$1,760,923
Taxes	380,260	396,843
Profit sharing	139,783	130,521
Insurance	2,186,679	3,038,818
Environmental and waste disposal	348,486	266,500
Professional fees	198,649	372,931
Customer advance payments	1,092,692	1,788,257
Foreign currency contracts	826,698	-
Other	395,225	286,082
	$7,082,009	$8,040,875

Note 7 - Other Environmental Remediation

Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman.  At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,166,000 through 2009.  At December 31, 2008 and December 31, 2007 the gross estimated liability was $1,798,000 and $1,877,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,784,000 and $1,834,000, respectively.

Index

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand.  It is anticipated that, based upon current regulation and projections by third-party consultants, Wellman is likely to be required to close the landfill in 2037 at a future cost approximating $1,297,000. Changes in regulations for non-public landfills may result in closure at an earlier date, which cannot be determined from current information known. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2008 and December 31, 2007 was $814,000 and $613,000, respectively.

In October 2000, Wellman provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified uranium and thorium concentrations at the site.  The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment.  Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment.  Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill.  However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time.  The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at December 31, 2008 and December 31, 2007 was $637,000 and $575,000, respectively.

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

Note 8 - Debt

Short-term borrowings consisted of the following:

	December 31, 2008	December 31, 2007
Revolving line of credit	$11,093,451	$15,010,884

In order to increase the Company’s liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its subsidiary, Wellman Dynamics Corporation, as borrowers, entered into a Loan and Security Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005 with an original principal amount of $15,000,000. As the Company’s businesses have grown, so have the Company’s needs for funding working capital, capital expenditures and other requirements. With the corresponding increase in its borrowing base, consisting of accounts receivable, inventories and machinery and equipment, the Company sought to increase its revolving line of credit above the $15,000,000 level. Accordingly, this loan agreement with Fifth Third Bank was amended on December 4, 2006.

Index

Under the December 4, 2006 amended loan facility, subject to certain borrowing conditions, the Company could incur revolving loans, credit card charges and letter of credit issuances in an amount up to $21,500,000 from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2,000,000 for machinery and equipment.  Revolving loans included $1,500,000 for borrowing under credit cards issued by the Lender, not subject to the borrowing base. The term was extended with revolving loans due and payable in full on January 5, 2009. As borrowers under this Loan and Security Agreement, the Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements.  The interest rate on the line is at prime (3.25% at December 31, 2008) and there is a 0.25% unused line fee.  Substantially all of the assets of the borrowers are pledged as security for this financing.

On June 5, 2007, the Company and Fifth Third Bank again amended the loan facility, increasing the maximum revolving loan amount to $22,500,000.  Revolving loans were amended to include $1,500,000 for borrowing that is not subject to the borrowing base limits.  Amounts borrowed as part of the $1,500,000 were charged interest at prime rate plus one percentage point.  The $1,500,000 borrowing revolving note was scheduled to terminate on September 30, 2007.

On September 12, 2007, the Company amended its Loan and Security Agreement with Fifth Third Bank for the third time.  Under this amended loan facility, subject to certain borrowing conditions, the Company may incur revolving loans in an amount up to $21,500,000 from a borrowing base comprised of a percentage of eligible accounts receivable and inventories and $2,000,000 for machinery and equipment until March 2, 2009. Revolving loans were amended to eliminate $1,500,000 for borrowing that is not subject to the borrowing base limits.  A term loan for a maximum of $3,000,000 was added to the loan facility.  Draws on the term loan could be made until February 29, 2008.  Interest on the term loan is at 13%.  The term loan includes a success fee of 3% to 7% of principal amount repaid before March 2, 2009 depending on when the repayment occurs. This fee was paid on September 3, 2008 in conjunction with the execution of the Fifth Amendment. Fansteel Inc. pledged its 1,000 shares of Wellman stock as security for the term loan.

On August 29, 2008, the Company and Fifth Third amended its Loan and Security Agreement for the fourth time. The Fourth Amendment established the maximum revolving loan limit of $19,500,000 base, comprised of a percentage of eligible accounts receivable and inventories, as well as the orderly liquidation value of certain machinery and equipment. The term of the loan was extended until September 5, 2010, with a borrowing base of $1,500,000 or the outstanding amounts of the Company’s credit cards issued by Fifth Third Bank.

On September 3, 2008, the Company amended its Loan and Security Agreement with Fifth Third Bank for the fifth time. The term loan for a maximum of $3,000,000 was revised.  Interest only was payable from January 1, 2008 through January 4, 2009. Beginning on January 5, 2009, principal and interest is payable each month for the amortization period of three years. An excess cash flow covenant was added to the term loan, which required the Company to reclassify $300,000 of the term loan as short term at December 31, 2008. The excess cash flow sweep is eliminated once the balance of the term loan is $2,000,000 or below. The Company is in compliance with all loan covenants at December 31, 2008.

At December 31, 2008 the Company had letters of credit of $748,000 under its Loan and Security Agreement with Fifth Third Bank for casualty insurance collateral with an interest rate of 1.5%. The Company’s credit availability was $3,335,000 at December 31, 2008.  Borrowing under the revolving line of credit is included as short-term borrowings, while the term loan under the credit facility is included in long-term debt.

Index

Long-term debt consisted of the following:

	December 31, 2008	December 31, 2007
PBGC, non-interest bearing ten-year note, due thru 2014 (net of an imputed discount of $1,532,981 at December 31, 2008 and $2,036,029 at December 31, 2007)	$4,967,109	$5,213,971

Term loan with Fifth Third Bank, with an interest rate of 13%, due March 2, 2009	-	2,000,000

Term loan with Fifth Third Bank, with interest rates set at prime, due September 5, 2011	3,000,000
Loans from various Pennsylvania economic agencies with interest rates ranging from 2.0% to 5.5%, due thru 2009	15,167	151,004

Capital lease of equipment, with an interest rate of 11.5%, due 2010	18,118	26,544
Capital lease of equipment, with an interest rate of 7.21% due 2013	65,238	-
Capital lease of equipment, with an interest rate of 11.3% due 2013	4,600	-
	8,070,232	7,391,519
Less current maturities	2,087,859	900,254
Total long-term debt	$5,982,373	$6,491,265

The Pension Benefit Guarantee Corporation (“PBGC”) note is collateralized by land, building and equipment located in Mexico with a book value of $2,153,000 at December 31, 2008. The Pennsylvania long-term debt is collateralized by machinery and equipment with a net book value of $315,000 at December 31, 2008.

In accordance with SOP 90-7, the above debt, other than the term loan and the capital leases, has been discounted for December 31, 2008 and December 31, 2007 using an imputed interest rate of 11.3%.

The aggregate maturities for long-term debt, excluding discounts, for the five years after December 31, 2008 are $2,100,000, $2,186,000, $1,867,000, $1,150,000 and $1,150,000, respectively, and $1,150,000 thereafter. Interest paid for 2008, 2007, and 2006 was $1,502,000, $1,705,000, and $1,574,000 respectively.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets – current:
Self insurance accruals	$(163,227)	$249,004
Vacation accruals	188,455	244,018
State income taxes	(70,373)	(31,956)
Allowance for doubtful accounts receivable	64,745	56,807
Other	118,209	136,106
Valuation allowance	(137,808)	(653,979)
	$-	$-

	December 31, 2008	December 31, 2007
Deferred tax assets (liabilities) – non current:
Environmental costs	$8,073,556	$6,855,384
Pensions	2,248,993	1,965,936
Depreciation and amortization	(3,393,219)	(3,323,765)
Net operating loss carry forwards	91,000	8,329,530
Other	9,349	784,780
	7,029,679	14,611,865
Valuation allowances	(7,029,679)	(14,611,865)
	$-	$-

At December 31, 2008 and December 31, 2007, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $280,000 and $22,300,000, respectively. The decrease in the net operating loss was due to the Section 382 limitation as a result in the change of control in 2008. The reduction in the valuation allowance was a result of the reduction in the net operating loss carry-forward due to the change in control. There was no profit and loss impact. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards and the other deferred tax assets as the net operating loss carry-forwards and other deferred tax assets are not anticipated to be realized before expiration.

Index

Details of the provision (benefit) for income taxes related to continuing operations in the consolidated statement of operations are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Current taxes
Federal	$-	$-	$-
State	-	-	-
Foreign	71,000	37,000	63,000
	71,000	37,000	63,000
Deferred income taxes	1,140,000	482,000	(295,000)
Change in valuation allowance	521,000	-	232,000
Utilization of net operating loss	(14,000)	(519,000)	-
Income taxes-continuing operations	$1,718,000	$-	$-

$1,126,000 of the above deferred tax provision is offset by an equal deferred tax benefit from discontinued operations.

A reconciliation of the total provision for income taxes (benefit) with amounts determined by applying the statutory U.S. Federal income tax rate to continuing operations net income (loss) before income tax provision (benefit) is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Income tax provision (benefit) at statutory rate	$988,000	$426,000	$(197,000)
Add:
State and foreign income taxes (benefit), net of federal income tax provision (benefit)	223,000	93,000	(35,000)
Change in valuation allowance	521,000	-	232,000
Utilization of net operating loss	(14,000)	(519,000)	-
Total income tax provision (benefit)	$1,718,000	$-	$-

Income taxes paid for each of the three years in the period ended December 31, 2008 amounted to $2,000, $2,000, and $2,000, respectively.  Income tax refunds in the three-year period ended December 31, 2008 amounted to $0, $0, and $1,000, respectively.

The Company does not expect a significant increase or decrease in unrecognized tax benefits within the next twelve months and none are recorded as of December 31, 2008 and 2007. The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several states The Company has substantially concluded all U.S. Federal and State income tax matters up to and including 2002.

Index

Note 10 – Lease Commitments

The Company leases data processing, transportation and other equipment, as well as certain facilities, under operating leases. Such leases do not involve contingent rentals, nor do they contain significant renewals or escalation clauses. Total minimum future rentals under non-cancelable leases at December 31, 2008 were $578,000, including $177,000 in 2009, $116,000 in 2010, $87,000 in 2011, $86,000 in 2012 and $112,000 in 2013 and thereafter. Rental expense was $503,000 in 2008, $496,000 in 2007 and $362,000 in 2006.

Note 11 - Retirement Plans

The Company has one non-contributory defined benefit plan covering salaried employees at the Company’s Wellman Dynamics subsidiary, which approximates 9% of the Company’s employees.  Benefits for the salaried plan are generally based on salary and years of service.  The Company's funding of the plan is equal to the minimum contribution required by ERISA.   No contributions were made in 2006. An employer contribution of $43,000 was made in 2007. No contributions were made in 2008. The measurement date used to measure plan assets and obligations was December 31, of each year shown below.

A minimum pension liability adjustment is required when the actuarial present value of projected benefits exceeds plan assets and accrued pension liabilities.

Following is actuarial information relating to the defined benefit plans for:

Change in benefit obligation	December 31, 2008	December 31, 2007	December 31, 2006
Benefit obligations at beginning of year	$7,212,254	$7,211,789	$6,778,652
Service cost	180,972	168,918	187,735
Interest cost	422,235	387,848	397,119
Actuarial loss/(gain)	258,559	(247,731)	347,581
Benefits paid	(344,932)	(308,570)	(306,682)
Other	-	-	(192,616)
Benefit obligations at end of year	$7,729,088	$7,212,254	$7,211,789

Accumulated benefit obligation	$7,203,417	$6,756,285	$6,737,750

Change in plan assets
Fair value of plan assets at beginning of year	$6,495,262	$6,293,917	$6,130,686
Actual return on plan assets	(887,689)	466,443	469,913
Employer contributions	-	43,472	-
Benefits paid	(344,932)	(308,570)	(306,682)
Fair value of plan assets at end of year	$5,262,641	$6,495,262	$6,293,917

Underfunded status at end of year	$(2,466,447)	$(716,992)	$(917,872)

Amounts recognized in statement of financial position
Noncurrent assets	$-	$-	$-
Current liabilities	-	-	-
Noncurrent liabilities	(2,466,447)	(716,992)	(917,872)
Net amount recognized	$(2,466,447)	$(716,992)	$(917,872)

Amounts recognized in accumulated other comprehensive income
Unamortized actuarial losses	$1,647,665	$58,999	$343,164
Transition (asset)/obligation	-	-	-
Prior service cost/ (credit)	-	-	-
Total accumulated other comprehensive income, net of tax	$1,647,665	$58,999	$343,164

Index

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Projected benefit obligations	$7,729,088	$7,212,254	$7,211,789
Accumulated benefit obligations	7,203,417	6,756,285	6,737,750
Fair value of plan assets	5,262,641	6,495,262	6,293,917

	December 31, 2008	December 31, 2007	December 31, 2006
Weighted average assumptions used to determine benefit obligations as of December 31
Discount rate	6.25%	6.00%	5.50%
Expected return on plan assets	7.00%	7.00%	8.00%
Rate of compensation increase	3.00%	3.12%	3.12%

Weighted average assumptions used to determine net periodic pension cost as of December 31
Discount rate	6.00%	5.50%	6.00%
Average compensation increase	3.12%	3.12%	3.50%
Expected rate of return on plan assets	7.00%	7.00%	8.00%

Components of net periodic benefit cost
Service cost	$180,972	$168,918	$187,735
Interest cost	422,235	387,848	397,119
Expected return on plan assets	(442,418)	(430,009)	(477,655)
Amortization of prior service cost	-	-	41
Net periodic benefit cost	$160,789	$126,757	$107,240

The expected long-term rate of return for the pension plans was developed using historical rates of return while factoring in current market conditions such as inflation, interest rates and equity performance.  The investment policies and strategies are directed at a blend of equity and income investments that ranges from 65% to 35% of each asset classification.

Index

The Company’s pension plan weighted-average asset allocation by asset category is as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Income Funds	86%	67%	71%
Equity Funds	14%	33%	29%
	100%	100%	100%

Based on the current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 calendar years:

Year Ending December 31,	Benefits Paid
2009	$380,000
2010	380,000
2011	370,000
2012	440,000
2013	510,000
Years 2014 – 2018	2,940,000

The Company has several defined contribution plans covering approximately 100% of its employees.  Almost all of the defined contribution plans have funding provisions that, in certain situations, require Company contributions based upon formulae relating to employee gross wages, participant contributions or hours worked.  Almost all of the defined contribution plans also allow for additional discretionary Company contributions based upon profitability.  The costs of these plans for 2008, 2007 and 2006 were $807,000, $729,000, and $614,000, respectively.

The Company makes medical insurance available and provides limited amounts of life insurance to retirees.  Retirees electing to be covered by Company-sponsored health insurance pay the full cost of such insurance.  The Company accrues the cost of the retiree life insurance benefits in relation to the employee's service with the Company.  Costs of postretirement benefits other than pensions for the years ended December 31, 2008 were $50,000, $46,000, and $50,000 respectively.

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

Index

Financial information concerning the Company's segments is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net Sales:
Advanced Structures
Sales	$50,058,945	$43,257,269	$39,960,093
Intersegment sales	-	-	-
	50,058,945	43,257,269	39,960,093
Industrial Metal Components
Sales	29,886,360	31,580,735	27,570,450
Intersegment sales	-	-	-
	29,886,360	31,580,735	27,570,450
Total Net Sales	$79,945,305	$74,838,004	$67,530,543

Operating Income (Loss):
Advanced Structures	$5,198,388	$2,665,515	$2,941,896
Industrial Metal Components	227,469	1,040,827	(1,881,099)
Corporate	-	(596,673)	-
Total Operating Income	$5,425,857	$3,109,669	$1,060,797

The percentages of net sales for classes of similar products that exceeded ten percent of the Company's consolidated net sales, for the periods indicated, are set forth below:

Products	Business Segments	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Sand Castings	Advanced Structures	63%	58%	59%
Investment Castings	Industrial Metal Components	24%	27%	24%
Powdered Metal Components	Industrial Metal Components	13%	15%	17%

Companies controlled by United Technologies Corporation (“UTC”) represent a significant customer for the Company, whose sales were 22%, 23%, and 19% of total Company sales in 2008, 2007, and 2006, respectively. International Truck and Engine Corporation (“International Engine”), a subsidiary of Navistar International Corporation, is another significant customer for the Company, whose sales represented 7%, 10%, and 10% of total Company sales in 2008, 2007, and 2006.

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

Index

The identifiable assets by business segment for the years ended December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008	December 31, 2007
Identifiable assets:
Advanced Structures	$19,047,433	$19,520,969
Industrial Metal Components	9,149,251	10,139,992
Corporate	14,715,111	15,399,241
Discontinued	1,671,521	2,148,180
Total Assets	$44,583,316	$47,208,382

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Depreciation and amortization:
Advanced Structures	$564,982	$493,256	$425,776
Industrial Metal Components	569,927	511,543	594,208
Corporate	23,255	18,383	12,780
Total depreciation and amortization	$1,158,164	$1,023,182	$1,032,764

Capital expenditures:
Advanced Structures	$1,255,885	$659,119	$1,244,444
Industrial Metal Components	590,389	491,166	425,465
Corporate	20,869	2,117	13,886
Total capital expenditures	$1,867,143	$1,152,402	$1,683,795

Note 13 – Foreign Currency Contracts

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; and accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by SFAS No. 157, contains three levels of inputs that may be used to measure fair value as follows:

Index

▪	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

▪
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

▪	Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Beginning August 5, 2008, the Company entered into foreign currency forward purchase contracts with Fifth Third Bank for calendar years 2008 and 2009.  At December 31, 2008, the unrealized loss associated with these contracts was $827,000, which was recorded within the Industrial Metal Components segment.  Contracts not utilized during 2008 will be utilized during the normal course of business in 2009. The Company has determined that the majority of the inputs used to value these contracts fall within Level 2 of the fair value hierarchy. The foreign exchange contracts expire between January and August 2009 and require the Company to purchase MXN $42,800,000 in that time period.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Liabilities :
Foreign Currency Forward Purchase Contracts	$	$(827,000)	$	$(827,000)

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.

Index

Note 14 - Stock-Based Compensation Plan

On the Effective Date, as part of the Plan, all common stock and options for the Predecessor Company's common stock were canceled.  Subsequent to that date no options or non-vested stock have been granted.

Note 15 – Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) consists of the following as of December 31:

	2008	2007

Foreign currency translation	$(106,405)	$(31,644)
SFAS 158 pension obligation	(1,185,664)	(58,999)
	$(1,292,069)	$(90,643)

Note 16 - Summary Of Quarterly Results Of Operations (Unaudited)

	2008

	First	Second	Third	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter
	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	March 31,	June, 30	September 30,	September 30,	December 31,
			As Previously
(thousands of dollars except per share data)			Reported	As Restated

Net sales	$19,986	$20,541	$18,646	$1,864	$20,772
Gross profit	3,109	3,352	1,484	1,484	3,632
Net income (loss)	98	721	(1,325)	(1,575)	53
Net income (loss) per weighted average common shares outstanding (a)	0.03	0.21	(0.39)	(0.46)	0.01

	2007

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
(thousands of dollars except per share data)	March 31,	June, 30	September 30,	December 31,

Net sales	$18,333	$19,208	$18,517	$18,780
Gross profit	2,752	3,183	2,651	1,951
Net (loss)	(11)	(884)	(1,042)	(564)
Net (loss) per weighted average common shares outstanding (a)	-	(0.26)	(0.30)	(0.17)

(a)	Basic earnings per share and diluted earnings per share are the same.

Index

During the fourth quarter of 2008, the Company determined that it had inadvertently understated the third quarter ended September 30, 2008 loss by approximately $250,000. The Company had not properly marked to market foreign exchange contracts at September 30, 2008. The additional expense increases the loss for the three months ended September 30, 2008 by $250,000 to $(1,575,000) from $(1,325,000) and increases the loss per share from the previously reported $(0.39) to $(0.46).

SCHEDULE II – VALUATION AND QUALIFIYING ACCOUNTS

Allowance for Doubtful Accounts:	Balance at Beginning of Year	Additions and (Recoveries) Charged to Cost, Expenses, Revenues	Deductions (1)	Balance at End of Year
Year ended December 31, 2008	$169,726	$42,586	$-	$212,312
Year ended December 31, 2007	$408,440	$(238,714)	$-	$169,726
Year ended December 31, 2006	125,964	282,476	-	408,440

(1)	Amounts written off, net of recoveries

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fansteel Inc.
Creston, Iowa

We have audited the accompanying consolidated balance sheets of Fansteel Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fansteel Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R) as of December 31, 2006 and thus changed its method of accounting for its accumulated pension benefit obligations in 2006.

/s/ BDO Seidman, LLP

Chicago, Illinois
May 13, 2009

Index

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T) - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer were required to conclude that the Company‘s disclosure controls and procedures were not effective due to the two material weaknesses identified as part of their evaluation of internal control over financial reporting discussed below.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework; issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.

Index

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

(a) As of December 31, 2008, management identified a material weakness in the Company’s reconciliation procedures with regard to several accounts. Bank account and balance sheet accounts were not being reconciled in a timely manner. This material weakness could have resulted in misstatement of accounts, which would not have been detected in a timely manner.

(b) As of December 31, 2008, management identified a material weakness in the Company’s procedures for purchasing and recording foreign currency for its Mexico operation. The Company failed to recognize foreign currency losses in a timely manner. This material weakness did result in a misstatement of the Company’s third quarter financial statements and could have resulted in other misstatements, which would not have been detected in a timely manner.

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

Remedial Actions and Changes in Internal Control over Financial Reporting

Management has developed and is in the process of implementing remediation plans to address the material weaknesses and otherwise enhance the Company’s internal control over financial reporting.

(a) The Company has implemented procedures to ensure bank reconciliations and balance sheet account reconciliations are being performed in a timely manner. These reconciliations are reviewed and approved by appropriate Company personnel prior to the month end reporting process.

(b) The Company has implemented procedures for the purchasing and recording of foreign currency.  All purchases of foreign currency require advanced written authorization of two of three of the Company’s officers. This requirement has been communicated with the Bank and is evidenced by appropriate documentation.

ITEM 9B - OTHER INFORMATION

Not applicable.

Index

PART III.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Governance Of Fansteel Inc.

Board Of Directors

The Company’s Board of Directors currently has three members, one of whom meets the standard for independence.  In 2008, the Company’s Board of Directors held four meetings.  All of the Directors attended all of the Board meetings and the respective committee meetings in 2008.

Committees Of Board Of Directors

In 2008, the entire Board of Directors operated in place of committees for the audit committee and the compensation committee.

Audit Committee

In 2008, the Board acted as the Company’s audit committee.  The Board of Directors has determined that one Board member met the standard for independence.  The Board of Directors has extensive financial, management and operational experience.

The Company’s Board members operate pursuant to a charter, which can be viewed at the Company’s website at www.fansteel.com.  The charter gives the audit committee the authority and responsibility for the appointment, retention, compensation and oversight of the independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.  The audit committee charter gives this committee broad authority to fulfill its obligations under SEC rules and regulations.

Report of the Audit Committee

Management represented to the Committee that the Company’s financial statements were prepared in accordance with generally accepted accounting principles.  The Committee has reviewed and discussed the financial statements with management and the independent auditor. The Committee discussed with the independent auditor matters required to be discussed by Statement on Auditing Standards No. 114 (The Auditor’s Communications with Those Charged with Governance).

The Company’s independent auditor provided to the Committee the written disclosures and the letter from the independent auditors required by Rule 3526 of the Public Company Accounting Oversight Board (Communication with Audit Committees Concerning Independence) and the Committee discussed with the independent auditor that firm’s independence.

Based upon the Committee’s discussions and reviews with management and the independent auditor, the Committee recommended that the Board of Directors include the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  The Board has approved this inclusion.

Index

Compensation Committee

In 2008, the Board operated as the compensation committee.  The Board of Directors determined that one Board member has met the standard for independence.  The compensation committee develops and makes recommendations to the Board of Directors with respect to compensation policies; recommends to the Board of Directors the compensation to be paid to executive officers; administers the Fansteel Bonus Plan and 401(K) Savings Plan; and performs such other duties as may be assigned to it by the Board of Directors. The compensation committee report is set forth in Item 11.

Biographical summaries and ages of the Board of Directors and executive officers as of March 31, 2009 are set forth below, as well as data with respect to the number of shares of the Company’s Common Stock beneficially owned by each of them.  All such information has been furnished to the Company by the directors and officers.

Name	Age	Principal Business Experience and Other Information	Year in Which Began Service with the Company	Shares of Common Stock Owned Beneficially	% Of Class
C. J. Zamec, II	40
Director, Chief Operating Officer – Mr. Zamec is the Principal of Prism Industrial, LLC. Prism Industrial is a specialty consulting firm that works with manufacturing companies to achieve a sustainable step change in customer and financial performance.  Experience also includes Rexnord Industries, LLC  (President - North America Commercial and Global Product Services and President - Coupling Business Group) and The Timken Company (several roles of increasing operational and commercial responsibility, including the final as General Manager, Timken de Mexico in Mexico City, Mexico). Mr. Zamec received a B.A. from the University of Minnesota in 1991.
			2008	353,589	10.34%

B. F. Cassady	41
Director – Mr. Cassady is President of 510 Ocean Drive Advisors, Inc. (d.b.a. “Black Management Advisors”). Black Management Advisors is primarily engaged in the business of providing financial and operational turnaround, restructuring and interim management services to troubled companies. Prior to founding Black Management Advisors, Mr. Cassady was a Director in the Turnaround and Restructuring Services practice of AlixPartners LLC from August 2002 until June 2007. Mr. Cassady received an MBA from the Harvard Business School in 1995 and a B.S. in Business Administration from Indiana University in 1989.

			2008	995,978	29.12%

Index

T. M. Hymel	34
Director – Deputy Director of Mergers and Acquisitions for PPR, a French multinational company specializing in retail and luxury brands.  Prior to joining PPR in 2008, Mr. Hymel was Managing Partner of Naxos Capital Partners, a private equity firm focused on acquiring and developing small to lower mid-market companies. Prior to Naxos Capital Partners, Mr. Hymel was European Vice President of M&A Finance for Platinum Equity, a global private equity firm specializing in mid-market leveraged buy-outs and turnarounds.   Previous experience also included being a Senior Manager in the Transaction Services Practice of KPMG LLP in their Chicago and Paris offices assisting American and European clients execute foreign investments. Mr. Hymel received a B.S. in Accounting from the University of New Orleans in 1995.  Mr. Hymel was nominated by and serves at the pleasure of Greenwich Investment Company LLC, which is solely owned and controlled by L. M. Levie.
			2008	None	0.0%

E. F. White	54	Vice President Finance and Administration, Chief Financial Officer. Mr. White’s previous experience includes 10 years with Enduro Systems, Inc., including Division Controller and his final role as CFO.	2008	None	0.0%

R. R. Compernolle	54	Vice President Finance and Corporate Controller since March 4, 2009. Mr. Compernolle has been with the Company since 1982 and was appointed interim Vice President and Chief Financial Officer on November 1, 2008 until Mr. White’s appointment. Previous Company roles included Director of Tax and Audit since 1993.	1982	None	0.0%

The Board of Directors was elected following the Change of Control on June 12, 2008.

Executive officers serve at the pleasure of the Company's Board of Directors.

None of the Directors or Executive Officers of Fansteel are Directors or Officers of the special purpose subsidiaries established as part of the Plan of Reorganization with the obligations to perform environmental remediation.

Index

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our Common Stock and other equity securities.  Such persons are required to furnish us with copies of all Section 16 (a) filings.  Based solely on our review of the copies of such filings we have received and written representations of directors and officers, we believe that during the fiscal year ended December 31, 2008, our officers, directors, and 10% stockholders were in compliance with all Section 16 (a) filing requirements applicable to them.

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

Components of Executive Compensation

The Company’s compensation package consisted of three key parts:  base salary, a potential annual bonus, and equity-related compensation.

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

Index

Incentive Compensation.  The executive officers are eligible to participate in a bonus plan.  For 2006, 2007 and 2008, a bonus plan was established based on factors to generate cash, which is key in the achievement of viability, growth, and meeting requirements for environmental remediation.  Based on attainment of budgeted EBITDA and cash flow, a bonus can be earned as a percentage of salary ranging from 5% to 50% of base salary.

Equity-Related Compensation.  As part of the Plan of Reorganization, the Company reserved 5% of the authorized common stock or 180,000 shares for stock options.  The executive officers are entitled to participate in the stock option plan.  No stock option plan has been implemented.

Chief Operating Officer Compensation.  Curtis J. Zamec, II was appointed Chief Operating Officer (Principle Executive Officer) on September 2, 2008 with an annual salary of $1.00.

Principal Financial Officer Compensation.  Robert R. Compernolle was appointed interim vice President and Chief Financial Officer effective November 1, with annual salary of $130,000.

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

Compensation Committee Interlocks And Insider Participation In Compensation Decisions

There were no "Compensation Committee Interlocks" during fiscal year 2008.

Report of the Compensation Committee On Executive Compensation

The Board acting as Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Form 10-K.

Index

Summary Compensation Table

The following tables set forth compensation received by our Chief Executive Officer and each of our Executive Officers for the last three fiscal years:

Name & Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-equity Incentive Plan Compen-sation	Change In Pension Value and Non-qualified Deferred Compen-sation Earnings (2)	All Other Compen-sation (3)	Total
Curtis J. Zamec, II	2008	$-	$-	$-	$-	$-	$-	$2,769	$2,769
Chief Operating
Officer (Principle
Executive Officer)

Earl F. White, Vice	2008	$15,000	-	-	-	-	-	-	$15,000
President Finance and
Administration, Chief
Financial Officer

Robert R.	2008	$130,000	-	-	-	-	-	$28,596	$158,596
Compernolle Vice
President Finance and
Corporate Controller

Gary L. Tessitore
Former President &	2008	$454,200	-	-	-	-	-	$8,944	$463,144
Chief Executive	2007	416,000	-	-	-	-	-	12,694	428,694
Officer	2006	416,000	-	-	-	-	-	12,694	428,694

R. Michael McEntee
Former Vice	2008	$237,990	-	-	-	-	-	$6,556	$244,546
President, Chief	2007	237,000	-	-	-	-	-	9,775	246,775
Financial Officer	2006	237,000	-	-	-	-	-	9,998	246,998

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

(3)
All Other Compensation includes amounts contributed or accrued for fiscal years 2006, 2007 and 2008 under the Company’s Savings and Profit Sharing Plan and amounts received for car allowance in 2006, 2007 and 2008.

Index

Compensation Of Directors

Fansteel’s directors each receive annual compensation of $22,500, paid in equal installments over 12 months, for their services as members of the Company’s Board of Directors.

The table below summarizes the compensation paid by the Company to Directors for the year ended December 31, 2008.

2008 Director Summary Compensation Table
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change In Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Curtis J. Zamec, II	$11,250	$-	$-	$-	$-	$-	$11,250

Brian F. Cassady	$11,250	-	-	-	-	-	$11,250

Todd M. Hymel	$11,250	-	-	-	-	-	$11,250

John R. Parker	$11,854	-	-	-	-	-	$11,854
(Former Director)

David A. Groshoff	$11,646	-	-	-	-	-	$11,646
(a) (Former Director)

Jeff G. Vogelsang	$11,167	-	-	-	-	-	$11,167
(Former Director)

(a)	Fees paid directly to JP Morgan Asset Management to March 31, 2008 and directly to Mr. Groshoff from April 1, 2008 to June 30, 2008.

Index

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The persons owning beneficially 5% or more of the Company’s outstanding Common Stock, the stock ownership of all the Executive Officers and Directors of the Company as a group, and the stock ownership of the named Executive Officers and Directors as of March 31, 2009 are as follows:

Name and Address of Beneficial Owner	Amount Beneficially Owned	Percent of Class

L.M. Levie (1)	1,039,163	30.38%
Greenwich Investment Company LLC
1465 East Putnam Avenue, Suite 229
Greenwich, Connecticut 06870 U.S.A.

Brian F. Cassady (2)	995,978	29.12%
510 Ocean Drive, Suite 501
Miami Beach, Florida 33139

C. J. Zamec, II, Chief Operating Officer (3)	353,589	10.34%
Fansteel Inc.
1746 Commerce Road
Creston, Iowa 50801

Earl F. White, Vice President Finance and	0	0%
Administration, Chief Financial Officer
Fansteel Inc.
1746 Commerce Road
Creston, Iowa 50801

Robert R. Compernolle, Vice President Finance and	0	0%
Corporate Controller
Fansteel Inc.
1746 Commerce Road
Creston, Iowa 50801

Officers and Directors as a group (5 persons)	1,349,567	39.46%

(1)
According to the Schedule 13D and amendments thereto filed with the Securities and Exchange Commission on April 11, 2008 and various subsequent dates, L.M. Levie expended an aggregate $103,916.30 of Company funds (Greenwich Investment Company LLC, a Company controlled by L.M. Levie) to acquire 1,039,163 shares (the "Levie Shares").  1,039,163 Levie Shares were acquired in one or more privately negotiated transactions.

(2)
According to the Schedule 13D and amendments thereto filed with the Securities and Exchange Commission on February 19, 2008 and various subsequent dates, Brian F. Cassady expended an aggregate $83,694.08 of his personal funds to acquire 995,978 shares (the "Cassady Shares").  945,706 Cassady Shares were acquired in one or more privately negotiated transactions and 50,272 Cassady Shares were acquired in one or more open market purchases.

(3)
According to the Schedule 13D and amendments thereto filed with the Securities and Exchange Commission on April 22, 2008 and various subsequent dates, Curtis J. Zamec, II expended an aggregate $268,532.98 of his personal funds to acquire 353,589 shares (the "Zamec Shares").  84,528 Zamec Shares were acquired in one or more privately negotiated transactions and 269,061 Zamec Shares were acquired in one or more open market purchases.

Index

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Messrs. Levie, Cassady and Zamec are parties to the Control Group (via the Cooperation Agreement dated June 10, 2008) and collectively control approximately 70% of the Company’s issued and outstanding equity. See Item 10 regarding director independence.

Item 404(b) of Regulation S-K requires companies to disclose their policies and procedures for the review, approval, or ratification of transactions with related persons that are reportable under paragraph (a) of Item 404. The Company is in the process of developing policies and procedures identifying, approving and disclosing such transactions. The Company had no Item 404(a) reportable transactions for 2008.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The Company engaged the firm of BDO Seidman, LLP for the quarterly 2008 and 2007 reviews and the audit of the annual financial statements for the years ending December 31, 2008 and December 31, 2007, and the reviews of the financial statements included in the Company’s Form 10-K for the years ending December 31, 2008 and December 31, 2007.

The following table presents fees for professional audit services rendered by BDO Seidman, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and December 31, 2007 and fees billed for other services, if any, rendered by BDO Seidman, LLP during those periods.

	2008	2007
Audit fees1	$263,225	$212,070
Audit-related fees2	-	-
Tax fees3	-	-
All other fees4	-	120,542
Total	$263,225	$332,612

1
Audit fees consisted principally of audit work performed on the consolidated financial statements, reviews of the quarterly financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

2	The Company did not engage BDO Seidman, LLP for other audit related services.

3	The Company did not engage BDO Seidman, LLP for tax services.

4
In 2007, a special committee of the board of directors engaged BDO Seidman, LLP to review inter-company transactions with the Company’s special purpose subsidiary, FMRI Inc.  This engagement was not with the same office that does the audit work.

Index

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with Securities and Exchange Commission policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. In 2008, the Board of Directors acted as the Audit Committee.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit a list of services and related fees expected to be rendered during that year within each of four categories of services to the Audit Committee for approval.

(1) Audit services include audit work performed on the financial statements, reviews of the quarterly financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

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

Index

PART IV.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements
Financial statements filed as part of this Form 10-K are listed under Part II, Item 8.

(2)	Financial Statement Schedules
Financial statement schedule filed as part of this Form 10-K is listed under Part II, Item 8.

(3)	Exhibits

The following documents are filed as part of this report or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.	Description

2.1	Second Amended Joint Reorganization Plan of Fansteel Inc. and Subsidiaries (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on February 4, 2004, and incorporated herein by reference).

2.2
Confirmation Order of Bankruptcy Court entered on December 23, 2003 and November 17, 2003 (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on February 4, 2004, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Fansteel Inc (previously filed as Exhibit 1 to the Company's Form 8-A filed on February 2, 2004, and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Fansteel Inc (previously filed as Exhibit 2 to the Company's Form 8-A filed on February 2, 2004, and incorporated herein by reference).

10.3
Loan and Security Agreement dated as of January 23, 2004 among the Company, Wellman Dynamics Corporation and Congress Financial Corporation, as amended by that certain first amendment dated as of January 19, 2005, among such parties and as amended by that second certain amendment dated as of March 31, 2005, between such parties (previously filed as Exhibit 10.3 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference).

10.4
Asset Purchase Agreement, dated as of December 30, 2004, between the Company and Whitesell Corporation (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on January 1, 2005, and incorporated herein by reference).

Index

10.5
Settlement Agreement, dated December 19, 2003, between the Company and Pension Benefit Guaranty Corporation (previously filed as Exhibit 10.5 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference).

10.6
Promissory Note, dated September 13, 2003, between the Company and Pension Benefit Guaranty Corporation (previously filed as Exhibit 10.6 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference).

10.7
Option to Purchase, dated November 13, 2003, between the Company and the City of North Chicago (previously filed as Exhibit 10.7 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference).

10.8
Stipulation And Order Clarifying And/Or Modifying Consent Decree, dated March 3, 2005, between the Company, North Chicago, Inc. ("NCI"), the City of North Chicago (the "City") and the United States, on behalf of the Environmental Protection Agency ("EPA"), the Department of the Navy ("Navy"), the United States Department of the Interior ("DOI"), and the National Oceanic and Atmospheric Administration of the United States Department of Commerce ("NOAA") (previously filed as Exhibit 10.8 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference).

10.9
Real Estate Vacant Land Sales Contract, dated June 3, 2004, between Waukegan, Inc. and Ampsky & Associates, LLC and Waukegan, Inc., including exhibits A and B thereto (previously filed as Exhibit 10.9 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference).

10.10
Environmental Indemnity Agreement, dated June 29, 2004, between Waukegan, Inc. and Ampsky & Associates, LLC and Waukegan, Inc. (previously filed as Exhibit 10.10 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference).

10.11
Settlement Agreement, dated June 21, 2004, by and among the United States, Fansteel Inc. and Waukegan Inc. (previously filed as Exhibit 10.11 to the Company’s Form 10-K filed on April 14, 2005, and incorporated herein by reference).

10.12
Loan and Security Agreement dated as of July 15, 2005 among Fifth Third Bank (Chicago), Fansteel Inc. and Wellman Dynamics Corporation, as amended by that certain first amendment dated as of December 4, 2006, between such parties (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 4, 2006, and incorporated herein by reference), as amended by that certain second amendment dated as of June 5, 2007, between such parties (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2007, and incorporated herein by reference), as amended by that certain third amendment dated as of September 12, 2007, between such parties (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 18, 2007, and incorporated herein by reference).

21.1	Fansteel Inc. List of Subsidiaries (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on February 4, 2004, and incorporated herein by reference).

Index

31.1*	Certification by COO pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by COO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on May 13, 2009, thereunto duly authorized.

Fansteel Inc.

/s/ Curtis J. Zamec, II
Curtis J. Zamec, II, Chief Operating Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on May 13, 2009.

/s/ Curtis J. Zamec, II
Curtis J. Zamec, II, Chief Operating Officer
(Principal Executive Officer)

/s/ Earl F. White
Earl F. White
Vice President Finance and Administration, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Brian F. Cassady
Brian F. Cassady, Director

/s/ Todd M. Hymel
Todd M. Hymel, Director