Form 10-Q
period 2009-03-31
FANSTEEL INC
filed 2009-05-22
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
From ______________ to ________________

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

Fansteel Inc.
Form 10-Q Index
March 31, 2009

Index

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Fansteel Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Net Sales	$20,875,823	$19,986,144

Cost and Expenses
Cost of products sold	16,965,516	16,877,098
Selling, general and administrative	1,490,041	1,780,423
	18,455,557	18,657,521

Operating Income	2,420,266	1,328,623

Other Expense
Interest expense	(223,170)	(390,948)
Other	103,491	(47,724)
	(119,679)	(438,672)

Income from Continuing Operations Before Income Taxes	2,300,587	889,951
Income Taxes	11,061	-
Net Income from Continuing Operations	2,289,526	889,951

Loss from Discontinued Operations	(773,894)	(791,479)
Net Income	$1,515,632	$98,472

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income per Share a
Continuing Operations	$0.67	$0.26
Discontinued Operations	(0.23)	(0.23)
Net Income	$0.44	$0.03

See Notes to Consolidated Financial Statements

a Basic earnings per share and diluted earnings per share are the same.

Index

Fansteel Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$99,597	$322,392
Accounts receivable, less allowance of $216,000 and $212,000 at March 31, 2009 and December 31, 2008, respectively	12,174,433	8,702,986
Inventories
Raw material and supplies	1,607,194	1,439,142
Work-in process	9,567,759	8,290,525
Finished goods	596,725	506,392
Total inventories	11,771,678	10,236,059
Prepaid expenses	1,080,790	1,400,066
Total current assets	25,126,498	20,661,503

Property, plant and equipment
Land	917,419	917,419
Buildings	4,246,784	4,246,784
Machinery and equipment	10,158,635	9,836,932
	15,322,838	15,001,135
Less accumulated depreciation	5,629,588	5,298,806
Net property, plant and equipment	9,693,250	9,702,329

Other assets
Deposits	227,593	227,593
Reorganization value in excess of amounts allocable to identified assets	12,893,734	12,893,734
Property held for sale	0	720,000
Other	414,657	378,157
Total other assets	13,535,984	14,219,484

	$48,355,732	$44,583,316

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2009	December 31, 2008

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,540,555	$8,091,366
Accrued liabilities	7,496,100	7,082,009
Short-term borrowings	14,307,570	11,093,451
Current maturities of long-term debt	1,783,528	2,087,859
Total current liabilities	31,127,753	28,354,685

Long-term debt, less current maturities	6,145,951	5,982,373

Other liabilities
Environmental remediation	21,493,272	22,189,410
Non-current pension liability	2,466,447	2,466,447
Total other liabilities	23,959,719	24,655,857

Total liabilities	61,233,423	58,992,915

Shareholders' equity (deficit)
Common stock, par value $0.01 Authorized 3,600,000 shares, issued and outstanding 3,420,000	34,200	34,200
Capital in excess of par value	296,314	296,314
Noncontrolling interest	221,140	205,864
Accumulated deficit	(12,138,276)	(13,653,908)
Accumulated other comprehensive loss	(1,292,069)	(1,292,069)

Total shareholders’ deficit	(12,878,691)	(14,409,599)

Total liabilities and shareholders' deficit	$48,355,732	$44,583,316

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Cash Flows From Operating Activities:
Net income	$1,515,632	$98,472
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	330,782	280,057
Minority interest expense	25,087	10,443
Accretion on long-term debt and other liabilities	41,328	42,664
Loss from discontinued operations	773,894	791,479
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(3,471,447)	134,735
(Increase) in inventories	(1,535,619)	(819,144)
Decrease in prepaid expenses	302,926	304,512
Increase in accounts payable and accrued liabilities	136,044	328,074
(Decrease) increase in income taxes payable	(5,756)	7,155
(Increase) in other assets	(36,500)	(14,022)
Net cash provided (used) by operating activities	(1,923,629)	1,164,425
Cash Flows From Investing Activities:
Capital expenditures	(321,703)	(322,265)
Net cash used in investing activities	(321,703)	(322,265)
Cash Flows From Financing Activities:
Proceeds from long-term borrowing	132,303	1,000,000
(Payments) proceeds on short-term borrowing	3,214,118	(1,157,089)
Payments on long-term debt	(9,462)	(80,646)
Net cash (used in) provided by financing activities	3,336,959	(237,735)
Net Increase in Cash and Cash Equivalents from Continuing Operations	1,091,627	604,425
Cash Flows of Discontinued Operations:
Operating cash flows	(1,314,422)	(1,344,601)
Investing cash flows	-	458,116
Total Cash Flows of Discontinued Operations	(1,314,422)	(886,485)
Net (Decrease) Increase in Cash and Cash Equivalents	(222,795)	(282,060)
Cash and Cash Equivalents at Beginning of Period	322,392	298,352
Cash and Cash Equivalents at End of Period	$99,597	$16,292

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$133,015	$311,351
Income taxes (refunds)	11,061	7,155

See Notes to Consolidated Financial Statements

Index

Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

The consolidated financial statements as of and for the periods ending March 31, 2009, and March 31, 2008, of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

For financial reporting purposes, the Company classifies its products into the following two business segments:  Advanced Structures, which produces aluminum and magnesium sand castings; and Industrial Metal Components, which produces powdered metal components and investment castings. The Company's business segments have separate management teams and infrastructures that offer different products and services.

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

Note 2 - Earnings (Loss) per Share

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

Index

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2009	March 31, 2008
Numerator:
Net income (loss)	$1,515,632	$98,472
Denominator:
Denominator for basic earnings per share- weighted average shares	3,420,000	3,420,000
Effect of dilutive securities
Employee stock options	-	-
Employee restricted stock	-	-
Dilutive potential common shares	3,420,000	3,420,000
Basic earnings per share	$0.44	$0.03
Diluted earnings per share	$0.44	$0.03

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

The Predecessor Company discontinued its Metal Products business segment in 1989.  In 1990 the NRC included the Muskogee Facility in the NRC's Site Decommissioning Management Plan.  The Predecessor Company completed a remedial assessment in 1993 to determine what areas of the Muskogee Facility were required to undergo decommissioning.

During 2002 the Predecessor Company, with the assistance of its third party environmental consultants, prepared a revised Decommissioning Plan, which was submitted to the NRC on January 15, 2003. The revised Decommissioning Plan assumed offsite disposal of all contaminated residues and soils as well as groundwater treatment and monitoring using current criteria for acceptable decommissioning under NRC regulations. Based on then available information, with assistance from third party environmental consultants, the Predecessor Company estimated the total future costs of the revised Decommissioning Plan based upon current costs of decommissioning activities to be $41,600,000.   The estimated decommissioning costs consisted of $20,400,000 for excavating, hauling, and offsite disposal of residues and soils, $15,600,000 for site plans, maintenance, safety, security and consulting costs, and $5,600,000 for groundwater treatment and monitoring.

During 2003 the Predecessor Company continued to maintain the safety and security of the Muskogee Facility.  Pursuant to the Reorganization Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility.  In December 2003 the NRC approved the issuance and transfer of an amended NRC License and related Decommissioning Plan to FMRI.  At January 23, 2004, the liability for the environmental remediation was $38,700,000 and the recorded discounted liability using a discount rate of 11.3% as part of fresh-start accounting, which was required to be applied upon reemergence from Chapter 11 bankruptcy, was $19,200,000.   In 2005 FMRI began removal of the residues under Phase 1 of the decommissioning plan, which is expected to remove over 80% of the radioactive contaminated residues. Phase 1 is behind schedule, but continued into 2008.  The NRC has been kept informed on the status of the decommissioning activities and was notified that FMRI’s current plans are only to continue maintenance and safety controls on the site after 2009 until sufficient funds are in place to complete Phase 1 activities, anticipated to begin in late 2010. Completion of Phase 1 is scheduled for 2012. At March 31, 2009, and December 31, 2008, the gross estimated liability was $26,214,000 and $26,325,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $18,570,000 and $18,120,000, respectively.

Index

FMRI can draw up to $4,500,000 from an existing decommissioning trust owned by Fansteel established in accordance with the Amended Decommissioning Trust Agreement with the NRC.  Draws against the decommissioning trust may be made on a revolving basis as long as the aggregate amounts outstanding under such draws shall not exceed $2,000,000 and provided certain terms and conditions are satisfied.  On April 13, 2005, the decommissioning trust was amended, with the consent of the NRC, to allow additional draws of up to $2,500,000 to be drawn by FMRI to complete Phase 1 of the decommissioning plan.  The amounts of these additional draws are dependent upon, among other things, the weight of material disposed of offsite at the approved disposal site. Consistent with the NRC License, FMRI in April 2004 drew $525,000 from the Trust.  In the second quarter of 2005, FMRI drew an additional $500,000 from the Trust.  In the third quarter of 2005 FMRI drew an additional $1,160,000 from the Trust.  In 2005 Fansteel prepaid $768,000 to FMRI from net insurance proceeds, which FMRI used to reduce amounts owing to the Trust. In 2006 FMRI drew an additional $652,000 and Fansteel prepaid $70,000 to FMRI from insurance proceeds. In 2007 FMRI drew an additional $776,000 from the Trust, bringing total draws from the Trust to $2,800,000 at December 31, 2007.  In 2008 FMRI drew an additional $1,700,000 from the Trust, bringing total net draws from the Trust to $4,400,000 at December 31, 2008. There was an insurance settlement of $50,000 made to FMRI in 2008 which was deposited into the Trust. In the first quarter of 2009 no withdrawals were made from the Trust. An insurance settlement of $126,000 made to FMRI was deposited in the Trust in the first quarter of 2009.  The 2008 and 2009 to date insurance deposits prepay amounts due FMRI.

Actual costs to be incurred in future periods to decommission the Muskogee Facility may vary, which could result in adjustment to future accruals, from the estimates, due to, among other things, assumptions related to the quantities of soils to be remediated and inherent uncertainties in costs over time of actual disposal. No anticipated insurance recoveries are included in the recorded environmental liabilities.

Lexington Facility

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997 as part of a company-wide environmental audit revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility.  To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare.  In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that the Predecessor Company submit a plan for further characterization of the facility.  The Predecessor Company submitted a letter to the KNREPC in September 2003 setting forth a conceptual characterization plan and advising the agency that a detailed Site Characterization Plan will be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility.  On September 12, 2007, FLRI received notice that the Kentucky Department for Environmental Protection had accepted the site characterization report that had been submitted and that FLRI should prepare the Corrective Action Plan for the site. An estimated $1,780,000 to perform the remedial activities was determined and a liability in that amount was recorded at January 23, 2004.  In September 2005 the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a prepayment of the inter-company FLRI $1,780,000 note. During 2007 new estimates of costs to complete the remediation reduced the gross liability by $324,000. December 31, 2008, the gross estimated liability was $848,000, and the recorded discounted liability, using a discount rate of 11.3%, was $834,000.

On March 6, 2009, the Company sold the Lexington Facility to a third party. The Company realized a gain of $101,000 in the first quarter of 2009 on the sale of the Lexington Facility.  There is no further liability under the note.

Index

North Chicago Facility

In September 2000 the EPA issued a unilateral administrative order under Section 106 of CERCLA requiring the Predecessor Company to investigate and abate releases of hazardous substances from the North Chicago Facility that were contributing to contamination at an adjacent vacant lot (the "Vacant Lot Site").  The Predecessor Company completed an engineering evaluation/cost analysis and submitted it to EPA for review in 2003.  The proposed remedial actions at the North Chicago Facility were estimated to cost $2,170,000 for which a liability was recorded at January 23, 2004, as part of the bankruptcy reorganization for a newly formed special purpose subsidiary, North Chicago, Inc (“NCI”).

On March 7, 2005, NCI sold the real property to the City of North Chicago (the “City”), transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three-year period beginning six months after issuance. In July 2005 the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a prepayment of the note delivered to the EPA.  The Company has made all the payments due under the promissory note as of September 2007.  There is no further liability.

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

On January 22, 2008, the Company entered into an agreement with a buyer for the purchase of the remaining assets at the Washington Manufacturing facility for $475,000, which is approximately equal to the book value. The Company closed on the sale of this property on March 13, 2008.  There is no further liability.

Results of Discontinued Operations

The operations described above are classified as discontinued operations for all periods presented.

Discontinued operations reported losses of $774,000 and $791,000 for the three months ended March 31, 2009, and March 31, 2008, respectively.  The losses for both time periods relate primarily to the accretion of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan.

Index

The components of net liabilities of discontinued operations, which are included on the Consolidated Balance Sheet, consist of the following at March 31, 2009, and December 31, 2008:

	March 31, 2009	December 31, 2008
Cash	$482,576	$885,907
Prepaid expenses	49,264	65,614
Property held for sale	-	720,000
Total assets	$531,840	$1,671,521

Current liabilities	$223,173	$509,666
Long-term debt (PBGC note)	5,085,531	4, 967,019
Environmental remediation	18,228,681	18,954,603
Total liabilities	$23,537,385	$24,431,288

Net liabilities of discontinued operations	$23,005,545	$22,759,767

Note 4 - Other Environmental Remediation

Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman.  At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,166,000 through 2009.  At March 31, 2009, and December 31, 2008, the gross estimated liability was $1,877,000 and $1,877,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,777,000 and $1,784,000, respectively.

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand.  It is anticipated that, based upon current regulation and projections by third-party consultants, Wellman is likely to be required to close the landfill no earlier than 2018 at a future cost approximating $1,166,000. Changes in regulations for non-public landfills may result in closure at an earlier date, which cannot be determined from current information known. The recorded discounted liability, using a discount rate of 11.3%, at March 31, 2009, and December 31, 2008, was $833,000 and $814,000, respectively.

In October 2000 Wellman provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified thorium concentrations at the site.  The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium-containing materials are a threat to human health or the environment.  Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment.  Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill.  However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time.  The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at March 31, 2009, and December 31, 2008, was $655,000 and $637,000, respectively.

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

Index

Note 5 - Debt

In order to increase the Company’s liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its subsidiary, Wellman Dynamics Corporation, as borrowers, entered into the original Loan and Security Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005, with an original principal amount of $15,000,000.  The Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements.  The interest rate is at prime and there is a 0.25% unused line fee.  Substantially all of the assets of the borrowers are pledged as security for this financing.

As the Company’s businesses have grown, so have the Company’s needs for funding working capital, capital expenditures and other requirements. With the corresponding increase in its borrowing base, consisting of accounts receivable, inventories and machinery and equipment, the Company sought to increase its revolving line of credit above $15,000,000. Accordingly, this loan agreement with Fifth Third Bank has been amended, most recently on August 29, 2008, and September 3, 2008.

On September 12, 2007, a term loan for a maximum of $3,000,000 was added to the loan facility.  Draws on the term loan could be made until February 29, 2008.  Interest on the term loan was at 13%.  The term loan included a success fee of 3% to 7% of principal amount repaid before March 2, 2009, depending on when the repayment occurred. This fee was paid on September 3, 2008, in conjunction with the execution of the Fifth Amendment. Fansteel Inc. pledged its 1,000 shares of Wellman stock as security for the term loan.

On August 29, 2008, the Company and Fifth Third amended its Loan and Security Agreement for the fourth time. The Fourth Amendment established the maximum revolving loan limit of $19,500,000, comprised of a percentage of eligible accounts receivable and inventories, as well as the orderly liquidation value of certain machinery and equipment. The term of the loan was extended until September 5, 2010, with a borrowing base of $1,500,000 or the outstanding amounts of the Company’s credit cards issued by Fifth Third Bank.

On September 3, 2008, the Company amended its Loan and Security Agreement with Fifth Third Bank for the fifth time. The term loan for a maximum of $3,000,000 was revised.  Interest only was payable from January 1, 2008, through January 4, 2009. Beginning on January 5, 2009, principal and interest is payable each month for the amortization period of three years. An excess cash flow covenant was also added to the term loan.  The excess cash flow sweep is eliminated once the balance of the term loan is $2,000,000 or below.

At March 31, 2009, the Company had letters of credit of $748,000 under its Loan and Security Agreement with Fifth Third Bank for casualty insurance collateral with an interest rate of 1.5%. The Company’s credit availability was $2,817,000 at March 31, 2009.  Borrowing under the revolving line of credit is included as short-term borrowings, while the term loan under the credit facility is included in long-term debt, except the portion classified as short term debt, if any.

At March 31, 2009, the Company was in compliance with all covenants.

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

Index

At March 31, 2009, and December 31, 2008, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $280,000, which expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards and the other deferred tax assets as the net operating loss carry-forwards and other deferred tax assets are not anticipated to be realized before expiration.

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

For financial reporting purposes, the Company classifies its products into the following two business segments:  Advanced Structures, which produces aluminum and magnesium sand castings; and Industrial Metal Components, which produces powdered metal components and investment castings. The Company's business segments have separate management teams and infrastructures that offer different products and services.

The Company’s business segments serve different customers and markets and maintain separate production facilities, management, management teams and sales channels.

Financial information concerning the Company's segments is as follows:

	Three Months Ended
Net Sales:	March 31, 2009	March 31, 2008
Advanced Structures	$15,099,958	$11,591,814
Industrial Metal Components	5,775,865	8,394,330
Total Net Sales	$20,875,823	$19,986,144

Operating Income:
Advanced Structures	$1,970,381	$911,740
Industrial Metal Components	449,885	416,883
Total Operating Income	$2,420,266	$1,328,623

The identifiable assets by business segment, for the periods indicated, are set forth below:

Identifiable assets:	March 31, 2009	December 31, 2009
Advanced Structures	$23,405,423	$19,047,433
Industrial Metal Components	9,493,369	9,149,251
Corporate	14,925,100	14,715,111
Discontinued	531,840	1,671,521
Total Assets	$48,355,732	$44,583,316

Index

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

	Three Months Ended
Depreciation and amortization:	March 31, 2009	March 31, 2008
Advanced Structures	$178,164	$133,662
Industrial Metal Components	152,618	140,596
Corporate	0	5,799
Total depreciation and amortization	$330,782	$280,057

Capital expenditures:
Advanced Structures	$259,848	$203,131
Industrial Metal Components	61,855	98,265
Corporate	0	20,869
Total capital expenditures	$321,703	$322,265

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

Results of Operations

Three Months Ended March 31, 2009, As Compared To Three Months Ended March 31, 2008

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Advanced Structures	$15,099,958	$11,591,814
Industrial Metal Components	5,775,865	8,394,330
	$20,875,823	$19,986,144

Consolidated Company net sales of $20,875,000 for the three months ended March 31, 2009, increased $890,000, or 4.4%, compared to net sales of $19,986,000 for the three months ended March 31, 2008.

Index

For the three months ended March 31, 2009, Advanced Structure net sales increased by $3,500,000, or 30%, compared to the three months ended March 31, 2008.  Sand casting sales to the private jet, regional jet and commercial air markets provided most of the improvement, which was partially offset by a decrease in military flight sales. Tooling sales for the first three months of 2009 were above the first three months of 2008.

Net sales for the Industrial Metal Components segment decreased $2,600,000, or 31%, for the three months ended March 31, 2009, compared with the three months ended March 31, 2008.  Net sales of investment castings decreased by $1,800,000, or 36.6%. Engine component sales declined by $1,100,000 in the first quarter of 2009 compared with the same period of 2008.  Powdered Metal components sales decreased $793,000, or 23.2%, due to the downturn in the automotive and housing markets. Included in this segment’s sales are surcharges for increased metal costs in the first quarter of 2009 of $337,000, which were $707,000 less than the first quarter of 2008.

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2009	% Of Net Sales	Three Months Ended March 31, 2008	% Of Net Sales
Advanced Structures	$12,383,744	82.0%	$9,894,606	85.4%
Industrial Metal Components	4,581,772	79.3%	6,982,492	83.2%
	$16,965,516	81.3%	$16,877,098	84.4%

Cost of products sold of $16,900,000 for the three months ended March 31, 2009, increased by $88,000 compared to $16,800,000 for the three months ended March 31, 2008, due largely to the increase in sales volume. As a percent of sales, cost of products sold improved to 81.3% in 2009 compared to 84.4% in 2008.

In the Advanced Structures segment cost of products sold of $12,400,000 for the three months ended March 31, 2008, increased $2,500,000 compared with cost of products sold of $9,800,000 for the three months ended March 31, 2008. Cost of products sold increased due to the higher sales volume, increased labor costs and higher volume of outside services. These increased costs were offset by reduced scrap and improved overhead costs. As a percent of net sales, cost of products declined to 82.0% in the first three months of 2009 compared with the first three months of 2008.

The Industrial Metal Components’ cost of products sold were $4,600,000 for the three months ended March 31, 2009, compared to cost of products sold of $6,900,000 for the three months ended March 31, 2008.  Lower volume, reduced overhead and scrap accounted for the majority of the decrease. As a percent of net sales, cost of products improved to 79.3% for the first three months of 2009 compared with 83.2% for the first three months of 2008 as a result of reduced scrap, efficiency and lower overhead costs.

Index

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2009	% Of Net Sales	Three Months Ended March 31, 2008	% Of Net Sales
Advanced Structures	$745,833	4.9%	$785,468	6.8%
Industrial Metal Components	744,208	12.9%	994,955	11.9%
	$1,490,041	7.1%	$1,780,423	8.9%

Selling, general and administrative expenses for the first three months of 2009 were $1,490,000 compared with $1,780,000 in the first three months of 2008. As a percent of sales, selling, general and administrative expenses decreased to 7.1% in the first three months of 2009 compared with 8.9% for the first three months of 2008.

In the Advanced Structures segment, selling, general and administrative expenses for the three months ended March 31, 2009, decreased by $40,000, or 5.0%, compared with the three months ended March 31, 2008. As a percent of sales, selling, general and administrative expenses decreased from 6.8% to 4.9% compared with the same period in 2008.

Selling, general and administrative expenses for Industrial Metal Components segment for the three months ended March 31, 2009, decreased $251,000, or 25.20%, compared with the three months ended March 31, 2008. The decrease was due to lower commission costs, reduced headcount, and professional fees. As a percent of sales, selling, general and administrative expenses increased to 12.9% compared with 11.9% for the three months ended March 31, 2008.

Operating Income

The following table sets forth the combined operating income of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2009	% Of Net Sales	Three Months Ended March 31, 2008	% Of Net Sales
Advanced Structures	$1,970,381	13.0%	$911,740	7.9%
Industrial Metal Components	449,885	7.8%	416,883	5.0%
	$2,420,266	11.6%	$1,328,623	6.6%

Operating income for the three months ended March 31, 2009, increased $1,092,000 compared to the three months ended March 31, 2008. Operating income as a percent of sales improved to 11.6% for the three months ended March 31, 2009, compared with 6.6% for the three months ended March 31, 2008.

Advanced Structures operating income of $1,970,000 for the three months ended March 31, 2009, increased $1,059,000 from operating income of $912,000 for the three months ended March 31, 2008. Operating income as a percent of sales improved to 13.0% for the three months ended March 31, 2009, compared with 7.9% for the three months ended March 31, 2008. Higher volume provided the majority of the improvement. Reduced scrap and lower overhead costs were also contributing factors to the improvement.

Industrial Metal Components had operating income of $450,000 for the three months ended March 31, 2009, compared to operating income of $417,000 for the three months ended March 31, 2008, an increase of $33,000. Segment operating income as a percent of sales improved to 7.8% for the three months ended March 31, 2009, compared with 5.0% for the three months ended March 31, 2008. Lower overhead and scrap costs were the key factors in the improvement.

Index

Other Expenses

The following table sets forth the combined other expenses of the Company included in the consolidated statement of operations:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Interest expense	$(233,170)	$(390,948)
Gain on sale of FLRI	111,251	-
Other	(7,760)	(47,724)
	$(119,679)	$(438,672)

Interest expense decreased $157,000 year over year by refinancing the Fifth Third credit facilities. The Lexington Facility was sold on March 6, 2009, resulting in a gain of $111,000.

Discontinued Operations

Discontinued operations reported a loss of $774,000 for the three months ended March 31, 2009, and a loss of $791,000 for the three months ended March 31, 2008. The losses for both periods relate primarily to the accretion of discounted environmental liabilities from the Company’s special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation.

Income taxes

The income tax provision represents the foreign income tax expense related to the Company’s operation in Mexico. No other income tax provision or benefit has been recognized for any periods presented as valuation allowances have been recorded for all net operating loss benefits and net deferred tax assets.

Net Income (Loss)

The Company had net income of $1,516,000 for the three months ended March 31, 2009, compared with net income of $98,000 for the three months ended March 31, 2008.

Liquidity and Capital Resources

On March 31, 2009, and December 31, 2008, the Company had cash of $100,000 and $322,000 respectively.

Continuing operations provided cash of $1,091,000 for the three months ended March 31, 2009, due mostly to proceeds from borrowing of $3,337,000, offset by $1,923,629 used in operating activities.  Discontinued operations used $1,314,000 for the three months ended March 31, 2009, primarily for funding the on-going environmental remediation at the Muskogee Facility.

For the three months ended March 31, 2008, continuing operations provided cash of $604,000, due mostly to operating activities of $1,164,000. Excluding net debt payments of $238,000, continuing operations provided $842,000. Discontinued operations used $886,000 for the three months ended March 31, 2008, primarily for funding the on-going environmental remediation at the Muskogee Facility, but were partially offset by the March 2008 sale of the Washington Manufacturing property that provided $458,000.

Index

Operating Activities

For the three months ended March 31, 2009, operating activities used $1,924,000 in cash with working capital increases in receivables and inventory, increases in accounts payable and accrued liabilities partially offset by decreases in prepaid expenses.  Accounts receivable increased by $3,471,000, due to increase in sales and a six day increase in days sales outstanding. Inventories increased by $1,536,000 due to the higher sales demand.

For the three months ended March 31, 2008, operating activities provided $1,164,000 in cash with improvements in working capital coming from decreases in receivables and pre-paid expenses, increases in accounts payable and accrued liabilities partially offset by increases in inventories.  Accounts receivable decreased by $135,000 due to strong collections and a one day decrease in days outstanding. Inventories increased by $819,000 due to the higher sales demand.

Investing Activities

For the three months ended March 31, 2009, investing activities used $322,000 for capital expenditures, primarily for replacement equipment and upgrades for both business segments.

For the three months ended March 31, 2008, capital expenditures for replacement equipment and general upgrades for both business segments used $322,000.

Financing Activities

Financing activities provided $3,337,000 for the three months ended March 31, 2009. Borrowings for 2009 from the revolving line of credit with Fifth Third were $3,214,000 for funding operations, capital expenditures and environmental remediation of discontinued operations. Borrowings from the term loan within the revolving line of credit with Fifth Third were $132,000. Payments of $9,000 in 2009 of long-term debt were for loans from various economic agencies in Pennsylvania.

Financing activities used $238,000 for the three months ended March 31, 2008. Borrowings for 2008 from the term loan within the revolving line of credit with Fifth Third were $1,000,000 for funding operations, capital expenditures and environmental remediation of discontinued operations. Payments of $1,157,000 were made in 2008 for short-term borrowings from the revolving line of credit. Payments of $81,000 in 2008 of long-term debt were for loans from various economic agencies in Pennsylvania

In order to increase the Company’s liquidity and ability to meet operational and strategic needs, Fansteel Inc. and its subsidiary, Wellman Dynamics Corporation, as borrowers, entered into the original Loan and Security Agreement with Fifth Third Bank (Chicago), as lender, on July 15, 2005, with an original principal amount of $15,000,000.  The Company is required to meet certain covenants, including those that require minimum EBITDA levels, limit leverage and establish debt service requirements.  The interest rate is at prime and there is a 0.25% unused line fee.  Substantially all of the assets of the borrowers are pledged as security for this financing.

As the Company’s businesses have grown, so have the Company’s needs for funding working capital, capital expenditures and other requirements. With the corresponding increase in its borrowing base, consisting of accounts receivable, inventories and machinery and equipment, the Company sought to increase its revolving line of credit above $15,000,000. Accordingly, this loan agreement with Fifth Third Bank has been amended, most recently on August 29, 2008, and September 3, 2008.

Index

On September 12, 2007, a term loan for a maximum of $3,000,000 was added to the loan facility.  Draws on the term loan could be made until February 29, 2008.  Interest on the term loan was at 13%.  The term loan included a success fee of 3% to 7% of principal amount repaid before March 2, 2009, depending on when the repayment occurred. This fee was paid on September 3, 2009, in conjunction with the execution of the Fifth Amendment. Fansteel Inc. pledged its 1,000 shares of Wellman stock as security for the term loan.

On August 29, 2008, the Company and Fifth Third amended its Loan and Security Agreement for the fourth time. The Fourth Amendment established the maximum revolving loan limit of $19,500,000, comprised of a percentage of eligible accounts receivable and inventories, as well as the orderly liquidation value of certain machinery and equipment. The term of the loan was extended until September 5, 2010, with a borrowing base of $1,500,000 or the outstanding amounts of the Company’s credit cards issued by Fifth Third Bank.

On September 3, 2008, the Company amended its Loan and Security Agreement with Fifth Third Bank for the fifth time. The term loan for a maximum of $3,000,000 was revised.  Interest only was payable from January 1, 2008, through January 4, 2009. Beginning on January 5, 2009, principal and interest is payable each month for the amortization period of three years. An excess cash flow covenant was also added to the term loan.  The excess cash flow sweep is eliminated once the balance of the term loan is $2,000,000 or below.

At March 31, 2009, the Company had letters of credit of $748,000 under its Loan and Security Agreement with Fifth Third Bank for casualty insurance collateral with an interest rate of 1.5%. The Company’s credit availability was $2,817,000 at March 31, 2009.  Borrowing under the revolving line of credit is included as short-term borrowings, while the term loan under the credit facility is included in long-term debt, except the portion classified as short term debt, if any.

At March 31, 2009, the Company was in compliance with all covenants.

The Company's high level of debt could have important consequences, including, among others, the following:

▪	The inability of the Company's current cash generation level to support future interest and principal payments on the Company's existing indebtedness;

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

Critical Accounting Policies

The Company's discussion and analysis of financial conditions and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company bases its estimates on historical experience and assumptions that it believes to be reasonable under the circumstances.  Actual results could differ from those estimates.  The Company believes the accounting policies, described below, are the policies that most frequently require estimates and judgments and are therefore critical to the understanding of its results of operations.

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

Excess reorganization value, initially determined as of the Effective Date, represents the excess of the Company's enterprise value over the aggregate fair value of the Company's tangible and identifiable intangible assets and liabilities at the balance sheet date.  Excess reorganization value is not amortized; however, it is evaluated at a minimum annually or when events or changes occur that suggest impairment in carrying value.  There was no change in this valuation at either December 31, 2008, or March 31, 2009.

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

Statement of Position No. 96-1, Environmental Remediation Liabilities, provides authoritative guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. The Company is involved in numerous remediation actions to clean up hazardous wastes as required by federal and state laws. Environmental liabilities are estimated with the assistance of third-party environmental advisors and governmental agencies based upon an evaluation of currently available facts, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites.  Future information and developments require the Company to continually reassess the expected impact of these environmental matters. Environmental remediation is recorded as a discounted liability in accordance with the principles of fresh start accounting, which was adopted with the confirmation of the Plan of Reorganization as of January 23, 2004, when the Company emerged from bankruptcy. The expected timing of estimated cash payments at that time were used to determine the discounted value of those payments. Accretion of the discount is recorded each period.

Index

Recent Accounting Pronouncements

In March 2008 the Financial Accounting Standards Board (“FASB”)  issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on the consolidated financial statements.

In December 2007 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141 (revised 2007), “Business Combinations”. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which the Statement is adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company adopted FAS 160 in the first quarter of 2009. For the three months ended March 31, 2009, the Company had no net income attributable to noncontrolling interests. FAS 160 also requires noncontrolling interests to be presented as a component of shareholders’ equity on the balance sheet, separately from the equity attributable to the Company’s shareholders.  Prior to the adoption of FAS 160, minority interest was presented separately from the Company’s liabilities and shareholders’ equity.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets and liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141R requires, among other things, that the acquisition related costs be recognized separately from the acquisition. SFAS 141R is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting SFAS 141R will be dependent on the nature and the size of any acquisitions completed after the adoption of SFAS 141R.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is partially effective for the Company beginning on January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. In February 2008 FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

Index

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

Beginning August 5, 2008, the Company entered into foreign currency forward purchase contracts with Fifth Third Bank for calendar years 2008 and 2009.  At December 31, 2008, the estimated total realized and unrealized loss associated with these contracts was $827,000, which was recorded within the Industrial Metal Components segment.  Contracts not utilized during 2008 are being utilized during the normal course of business in 2009.

The Company has determined that the majority of the inputs used to value these contracts fall within Level 2 of the fair value hierarchy. As of March 31, 2009, $363,000 of the unrealized loss remained on the balance sheet.

Index

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Liabilities :
Foreign Currency Forward Purchase Contracts	$-	$(363,000)	$-	$(363,000)

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2009.

Inflation

Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits.  Significant portions of raw materials consumed by the Company are various ferrous and non-ferrous alloys.  In 2004, material price increases were experienced and these price increases have continued into 2009.  To offset these material price increases, the Company began adding material surcharges in March 2004.  In 2009 the Company continues to add material surcharges.  Material surcharges accounted for 2.0% of net sales for the three months ended March 31, 2009, and 5.2% of net sales for the three months ended March 31, 2008. Surcharges were 70.1% lower in the first quarter of 2009 compared to the first quarter of 2008.

Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at March 31, 2009:

(In thousands)	Total	2009	2010	2011	2012	2013	After 2013
PBGC Note	$6,500	$750	$1,150	$1,150	$1,150	$1,150	$1,150
PA economic agencies notes	15	15	-	-	-	-	-
Operating and capital leases	578	177	116	87	86	112	-
Fifth Third revolving line	11,093	-	11,093	-	-	-	-
Fifth Third term loan	3,000	1,300	1,000	700	-	-	-
Letters of credit	770	770	-	-	-	-	-
Environmental liabilities	32,926	3,129	2,596	1,838	1,838	1,838	21,687
Total	$54,882	$6,141	$15,955	$3,775	$3,074	$3,100	$22,837

The above table excludes discounts of the long-term debt and environmental liabilities, but does include any related interest.  The Fifth Third revolving line is at prime and the rate used for this table is 3.25%.

Index

Amounts for environmental liabilities are based on estimated timing of remediation activities and not mandatory payment schedules.  A minimum annual funding of $1,682,000 is required for environmental liabilities related to FMRI.

The Fifth Third revolving line has a renewal date of September 5, 2010.  The revolving line of credit requires immediate repayment from cash receipts.  Borrowings can be made as needed, based on availability.  Any outstanding balance on the term loan is repayable in full on the renewal date. The availability at March 31, 2009, was $2,818,000, compared with $3,335,000 at December 31, 2008.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates or other market price risks.  The only debt subject to interest fluctuations is the short-term borrowing under the revolving line of credit.  A significant portion of raw materials consumed by the Company are various steel alloys.  The Company began to experience price increases on raw materials in 2004 and raw material price increases have continued into 2009.  To offset these price increases, the Company began adding material surcharges in March 2004 and has continued to add material surcharges into 2009.

ITEM 4T - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Operating Officer (Principle Executive Officer) and Chief Financial Officer were required to conclude that the Company‘s disclosure controls and procedures were not effective due to the two material weaknesses identified as part of their evaluation of internal control over financial reporting discussed below.

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

As of December 31, 2008, management identified a material weakness in the Company’s reconciliation procedures with regard several accounts. Bank account and balance sheet accounts were not being reconciled in a timely manner. This material weakness could have resulted in misstatement of accounts, which would not have been detected in a timely manner.

As of December 31, 2008, management identified a material weakness in the Company’s procedures for purchasing foreign currency for its Mexico operation. The Company failed to recognize foreign currency losses in a timely manner. This material weakness could have resulted in a misstatement of the Company’s financial statements, which would not have been detected in a timely manner.

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

Remedial Actions and Changes in Internal Control over Financial Reporting

Management has developed and implemented remediation plans to address the material weaknesses and otherwise enhance the Company’s internal control over financial reporting as follows:

a.
The Company implemented procedures to ensure bank reconciliations and account reconciliations are being performed in a timely manner. These reconciliations are reviewed and approved by appropriate Company personnel prior to the month end reporting process.  This control has been found effective as of March 31, 2009.

b.
The Company implemented procedures for the purchasing of foreign currency. All purchases of foreign currency require the authorization of two of the Company’s three officers. This authorization requirement was communicated with the Bank and is evidenced by appropriate documentation.  This control has been found effective as of March 31, 2009.

There were no changes in the Company’s internal controls over financial reporting that occurred during the first quarter 2009 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

FMRI

On September 29, 2006, A&M Engineering and Environmental Services Inc. (“A&M”) filed suit in the District Court for Tulsa County, State of Oklahoma against FMRI, a special purpose subsidiary of Fansteel, and Penn Environmental & Remediation Inc. (“Penn”).  On April 27, 2005, A&M and FMRI entered into a contract to excavate, dry, bag, stage and transport residue material to an acceptable offsite depository.  Penn was designated as the engineer for purposes of the contract.  In May 2006 FMRI was notified by A&M that they were canceling the transportation portion of the contract, but continued to perform under the balance of the contract.  A&M submitted change orders totaling $1,200,000 under the contract that required approval by the engineer.  The changes orders were not approved.  A&M subsequently filed suit.  The contract provisions require the use of mediation for resolution before filing suit.  In November 2006 FMRI participated in failed meetings with A&M to stay their suit and enter into mediation.  On December 1, 2006, FMRI notified A&M that the contract was being terminated for cause.  Since A&M took no actions to commence cure efforts, the contract was terminated effective December 20, 2006, with FMRI expressly reserving its rights under the contract.

On December 7, 2006, FMRI filed with the District Court for Tulsa County in response to the A&M complaint.  In these pleadings, FMRI objected to venue and requested transfer to Muskogee County and cited A&M for breach of contract, breach of change order, fraud, breach of implied duty of good faith and fair dealing, and sought damages including liquidation damages, project completion costs, and faulty work.  FMRI believes it has counter claims against A&M for amounts well in excess of the $1,200,000 claimed by A&M.   Both sides have filed interrogatories and document requests for the suit.  A Scheduling Order was filed with the District Court of Tulsa County after a February 26, 2007, scheduling conference with the presiding judge.  The order included a schedule for an evidentiary hearing with the judge from September 17 through 21, 2007, regarding A&M’s intentions to enjoin FMRI’s access to a portion of the Decommissioning Trust Fund (i.e., at least equal to A&M’s monetary claims against FMRI).  The briefs and responses for this hearing occurred between June and August 2007.

On May 29, 2007, A&M filed another Notice to the Court stating that it would be unable to file its Motion on June 1, 2007, for Injunctive Relief in accordance with the Scheduling Order. A&M cited more time was needed to review documents. This notice also stated that A&M did not know what the delayed dates for these activities might be and therefore they are not rescheduling dates at this time. The first of the A&M depositions of FMRI personnel were scheduled to begin May 23 and 24, 2007. A&M also postponed these depositions and have not rescheduled them to date. November 2007 and in August 2008 the judge ordered another 60-day extension due to the suspension of activities during an objection made by A&M that was denied by the judge during an October 1, 2008, hearing. Accordingly, discovery activities including depositions and expert reports are allowed through July 2009, and the jury trial is now scheduled for December 2009.

FMRI cannot provide any assurance to a successful outcome and an unsuccessful outcome could hinder FMRI in its obligation to remediate the Muskogee Facility.  Any exposure is limited to FMRI and not Fansteel.

Index

Environmental Claims and Insurance Recoveries

Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Reorganization Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims.  The Department of Justice notified the Company on April 29, 2005, that the NRC and other interested federal agencies did consent to the following settlements: On May 26, 2005, the Company reached agreement with Zurich American Insurance Company and Zurich International (Bermuda) Ltd. (collectively, "Zurich") and on April 18, 2005, with KWELM Management Services Limited on behalf of the Scheme Administrator for KWELM in an insolvency proceeding under the laws of Great Britain and the Joint Liquidators for The Bermuda Fire & Marine Insurance Company (collectively, "KWELM"). Zurich agreed to a settlement providing for a cash settlement payment to the Company of $1,400,000, which was received on June 9, 2005.  KWELM agreed to a Notified Scheme Claim totaling $400,000. Cash distributions in respect of the claims would be paid out to the Company in accordance with KWELM's approved Scheme of Arrangement, which the Scheme administrator had represented that Fansteel could anticipate total cash payments equal to approximately 50% to 57% of its Notified Scheme Claim (approximately $200,000 to $228,000).  Payments from KWELM during 2005 were $330,304 and during 2006 were $5,349 for a total of $335,653, or 84% of the total claim.  The proceeds of the settlements were used in accordance with the Reorganization Plan to pay certain professional fees and expenses related to such settlements.  The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulted in prepayments under the FMRI Notes of $831,000, the FLRI Primary Note of $111,000 and the ED Note of $147,000 and payments aggregating $66,000 on account of EPA CERCLA claims.  In December 2007 the Company received a settlement payment from Hartford Insurance. The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulted in prepayments under the FMRI Notes of $50,000 and payments aggregating $17,000 on account of EPA CERCLA claims. In December 2008 the Company received a settlement payment from Chubb Insurance. The net proceeds from the settlement were allocated based on the Reorganization Plan, which resulted in prepayments under the FMRI notes of $126,000 and to pay certain professional fees and expenses related to such settlements.

Other Legal Actions

During the third quarter 2006 Fansteel filed to close its bankruptcy case, as it believed all bankruptcy issues had been substantially resolved.  On September 23, 2006, the Company received notice that the Department of Justice ("DOJ") objected to the case closure, stating that the Company had not responded to a letter requesting information regarding the status of various environmental remediation sites.  The Company did not receive the DOJ letter until 2 days after the DOJ notice of objection was filed.  The Company, through legal counsel, has had discussions with the DOJ to resolve their objection and these efforts continue.  There has not been a satisfactory resolution as of March 31, 2009.

In August 2007 the Company received notice that a former business of the Company was being added as party to a lawsuit involving a product liability issue with hard metal lung disease.  One of the Company’s insurance carriers is committed to defending the Company in this lawsuit.

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

Environmental Issues

The Company has significant environmental issues ongoing from the emergence of bankruptcy on January 23, 2004, primarily related to special purpose entities included in discontinued operations, particularly the Muskogee Facility, that must be funded from continuing operations and could have a material impact on the Company’s results.

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

The Company was notified by International Engine during first quarter 2009 that International Engine’s engine supply contract with The Ford Motor Company will terminate effective December 31, 2009.  During 2009 the Company’s supply of these components to International Engine will decline.  The Company expects to maintain a smaller business relationship with International Engine, on other programs, after December 31, 2009.  This impacts the Company’s Industrial Metal Components business segment.

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

Material Prices

The Company started to experience raw material price increases beginning in 2004 and these material price increases have continued into 2008.  The Industrial Metal Components segment has been impacted particularly hard with some material prices nearly doubling from 2005 levels.  To offset these price increases, the Company began adding material surcharges in March 2004.  In 2009 the Company continues to add material surcharges. There is no guarantee that the Company will be able to continue to pass these material surcharges on to its customers.

Index

Manufacturing in Foreign Countries

The Company has a manufacturing facility in Mexico that is subject to currency exchange rate fluctuations. While foreign currency exchange rates have not had a significant impact on the Company’s financial condition in the past, there can be no certainty that exchange rates will not have a financial impact in the future.

Liquidity of the Company’s Stock

The Company has a limited number of shareholders and the stock is thinly traded.

As more fully described within the Company’s Annual Report filed on Form 10-K for the period ending December 31, 2008, and as individually and collectively reported on Forms 13D and 13D/A and Amendments thereto, Messrs. Levie, Cassady and Zamec are parties to the Control Group (via the Cooperation Agreement dated June 10, 2008) and collectively control approximately 70% of the Company’s issued and outstanding equity.

ITEM 2 - UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit #	Description of Exhibit

31.1
Certification by Chief Operating Officer (Principle Executive Officer) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

32.1
Certifications by Chief Operating Officer (Principle Executive Officer) and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on May 22, 2009, thereunto duly authorized.

Fansteel Inc.

/s/ Curtis J. Zamec, II
Curtis J. Zamec, II, Chief Operating Officer
(Principal Executive Officer)

/s/ Earl F. White
Earl F. White
Vice President Finance and Administration, Chief Financial Officer
(Principal Financial and Accounting Officer)