Form 10-Q
period 2009-06-30
FANSTEEL INC
filed 2009-08-17
CIK 34471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $.01 par value	3,420,000 shares

Fansteel Inc.
Form 10-Q - Index
June 30, 2009

Index

PART I.    FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Fansteel Inc.
Consolidated Statement of Operations
(Unaudited - Three Months Ended)

	June 30, 2009	June 30, 2008

Net Sales	$20,899,707	$20,540,984

Cost and Expenses
Cost of products sold	17,289,540	17,008,804
Selling, general and administrative	967,057	1,666,129
	18,256,597	18,674,933

Operating Income	2,643,110	1,866,051

Other Income (Expense)
Nonrecurring Gain (Loss)	520,626	-
Interest expense	(223,858)	(409,858)
Other	(2,501)	66,618
	294,267	(343,240)
Income from Continuing Operations Before Income Taxes	2,937,377	1,522,811
Income Taxes	6,701	35,098
Net Income from Continuing Operations	2,930,676	1,487,713
Loss from Discontinued Operations	(882,248)	(766,958)
Net Incomea	$2,048,428	$720,755

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Shareb
Continuing Operations	$0.86	$0.43
Discontinued Operations	(0.26)	(0.22)
Net Income	$0.60	$0.21

See Notes to Consolidated Financial Statements
_____________________________
a
Net income for the three months ended June 30, 2009, includes $521,000 from one-time gains. Without the one-time gains, net income was $1,527,428 for the period.  See Management's Discussion and Analysis, Other Income (Expense) for more information.

b	Basic earnings per share and diluted earnings per share are the same.

Index

Fansteel Inc.
Consolidated Statement of Operations
(Unaudited - Six Months Ended)

	June 30, 2009	June 30, 2008

Net Sales	$41,775,530	$40,527,128

Cost and Expenses
Cost of products sold	34,255,056	33,885,902
Selling, general and administrative	2,457,098	3,446,552
	36,712,154	37,332,454

Operating Income	5,063,376	3,194,674

Other Income (Expense)
Nonrecurring Gain (Loss)	631,877	-
Interest expense	(447,028)	(800,806)
Other	(10,261)	18,894
	174,588	(781,912)
Income from Continuing Operations Before Income Taxes	5,237,964	2,412,762
Income Taxes	17,762	35,098
Net Income from Continuing Operations	5,220,202	2,377,664
Loss from Discontinued Operations	(1,656,142)	(1,558,437)
Net Incomea	$3,564,060	$819,227

Weighted Average Number of Common Shares Outstanding	3,420,000	3,420,000
Basic and Diluted Net Income (Loss) per Shareb
Continuing Operations	$1.53	$0.70
Discontinued Operations	(0.48)	(0.16)
Net Income	$1.05	$0.24

See Notes to Consolidated Financial Statements
_____________________________

a
Net income for the six months ended June 30, 2009, includes $521,000 from one-time gains. Without the one-time gains, net income was $3,043,060 for the period. See Management's Discussion and Analysis, Other Income (Expense) for more information.

b	Basic earnings per share and diluted earnings per share are the same.

Index

Fansteel Inc.
Consolidated Balance Sheet
(Period Ending)

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)

ASSETS
Current assets
Cash and cash equivalents	$306,900	$322,392
Accounts receivable, less allowance of $237,000 and $212,000 at June 30, 2009 and December 31, 2008, respectively	10,607,375	8,7028,986
Inventories
Raw material and supplies	1,532,046	1,439,142
Work-in process	8,380,275	8,290,525
Finished goods	670,338	506,392
Total inventories	10,582,659	10,236,059
Prepaid expenses	764,426	1,400,066
Total current assets	22,261,360	20,661,503

Property, plant and equipment
Land	917,419	917,419
Buildings	4,246,784	4,246,784
Machinery and equipment	10,375,203	9,836,932
	15,539,406	15,001,135
Less accumulated depreciation	5,961,163	5,298,806
Net property, plant and equipment	9,578,243	9,702,329

Other assets
Deposits	227,593	227,593
Reorganization value in excess of amounts allocable to identified assets	12,893,734	12,893,734
Property held for sale	-	720,000
Other	524,112	378,157
Total other assets	13,645,439	14,219,484

	$45,485,042	$44,583,316

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Balance Sheet
(Period Ending)

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$6,050,001	$8,091,366
Accrued liabilities	5,664,420	7,082,009
Short-term borrowings	12,732,901	11,093,451
Current maturities of long-term debt	1,769,241	2,087,859
Total current liabilities	26,216,563	28,354,685

Long-term debt, less current maturities	6,003,990	5,982,373

Other liabilities
Environmental remediation	21,849,445	22,189,410
Non-current pension liability	2,446,447	2,466,447
Total other liabilities	24,315,892	24,655,857

Total liabilities	56,536,445	58,992,915

Shareholders' equity (deficit)
Common stock, par value $0.01
Authorized 3,600,000 shares, issued and outstanding 3,420,000	34,200	34,200
Capital in excess of par value	296,314-	296,314
Noncontrolling Interest	-	205,864
Accumulated deficit	(10,089,848)	(13,653,908)
Accumulated other comprehensive loss	(1,292,069)	(1,292,069)

Total shareholders’ deficit	(11,051,403)	(14,409,599)

Total liabilities and shareholders' deficit	$45,485,042	$44,583,316

See Notes to Consolidated Financial Statements

Index

Fansteel Inc.
Consolidated Statement of Cash Flows
(Unaudited - Six Months Ended)

	June 30, 2009	June 30, 2008
Cash Flows From Operating Activities:
Net income (loss) Adjustments to reconcile net income to net cash provided by operating activities:	$3,564,060	$819,227
Depreciation and amortization	662,357	576,261
Minority interest expense	(16,276)	16,453
Accretion on long-term debt and other liabilities	81,659	91,173
Gain from disposal of property, plant and equipment	-	(400)
Loss from discontinued operations	1,656,142	1,558,437
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(1,904,389)	266,919
(Increase) in inventories	(346,600)	(1,500,086)
Decrease in prepaid expenses	606,667	1,078,865
(Decrease) in accounts payable and accrued liabilities	(3,341,486)	(919,050)
Increase (decrease) in income taxes payable	(31,833)	19,774
(Increase) decrease in other assets	(145,955)	433,201
Net cash provided by operating activities	784,346	2,440,774
Cash Flows From Investing Activities:
Capital expenditures	(538,271)	(1,208,532)
Proceeds from property, plant and equipment	-	10,000
Net cash used in investing activities	(538,271)	(1,198,532)
Cash Flows From Financing Activities:
Proceeds from long-term borrowing	-	1,000,000
(Payments) proceeds on short-term borrowing	1,413,813	(393,112)
Payments on long-term debt	(309,461)	(66,614)
Net cash provided by financing activities	1,104,352	540,274
Net Increase in Cash and Cash Equivalents from Continuing Operations	1,350,427	1,782,516
Cash Flows of Discontinued Operations:
Operating cash flows	(1,365,919)	(1,277,989)
Total Cash Flows of Discontinued Operations	(1,365,919)	(1,277,989)
Net Increase (Decrease) in Cash and Cash Equivalents	(15,492)	504,527
Cash and Cash Equivalents at Beginning of Period	322,392	298,352
Cash and Cash Equivalents at End of Period	$306,900	$802,879

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$284,346	$748,306
Income taxes (refunds)	6,001	15,324

See Notes to Consolidated Financial Statements

Index

Notes to Unaudited Consolidated Financial Statements

Note 1 - Description of Business

The consolidated financial statements as of and for the periods ending June 30, 2009, and June 30, 2008, of Fansteel Inc. are unaudited but include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair presentation of such financial statements.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Operating results for the three months and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The consolidated financial statements include the accounts of Fansteel Inc. and its subsidiaries.  Inter-company accounts and transactions have been eliminated in consolidation. Certain managers of Wellman Dynamics Corporation (“Wellman”), a wholly owned subsidiary of Fansteel included in the Advanced Structures segment, were granted 12 shares of Wellman stock in the second quarter 2007, and in conjunction with this grant, compensation expense of $164,000 was recorded. Fansteel’s ownership in Wellman was reduced to 98.8% after the grant. Pursuant to the underlying agreements that terminated, the shares were canceled effective May 18, 2009, and Fansteel’s ownership in Wellman was restored to 100%.

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

Index

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Six Months Ended
Numerator:	June 30, 2009		June 30, 2008	June 30, 2009		June 30, 2008
Net income (loss)	$2,048,428	a	$720,755	$3,564,060	a	$819,227
Denominator:
Denominator for basic earnings per share- weighted average shares	3,420,000		3,420,000	3,420,000		3,420,000
Effect of dilutive securities:
Employee stock options	-		-	-		-
Employee restricted stock	-		-	-		-
Denominator:
Denominator for diluted earnings per share – weighted average shares	3,420,000		3,420,000	3,420,000		3,420,000
Basic earnings per share	$0.60		$0.21	$1.05		$0.24
Diluted earnings per share	$0.60		$0.21	$1.05		$0.24

a
Net income for the three and six months ended June 30, 2009, includes $521,000 from one-time gains.  Without the one-time gains, net income was $1,527,428 and $3,043,060 for the three and six month periods respectively.  See Management’s Discussion and Analysis, Other Income (Expense) for more information.

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

During 2003, the Predecessor Company continued to maintain the safety and security of the Muskogee Facility. Pursuant to its Second Amended Reorganization Plan, the Company negotiated with the NRC to develop acceptable mechanisms for providing financial assurance for the decommissioning of the Muskogee Facility. In December 2003 the NRC approved the issuance and transfer of an amended NRC License and related Decommissioning Plan to FMRI. At January 23, 2004, the liability for the environmental remediation was $38,700,000 and the recorded discounted liability using a discount rate of 11.3% as part of fresh-start accounting, which was required to be applied upon reemergence from Chapter 11 bankruptcy, was $19,200,000. In 2005, FMRI began removal of the residues under Phase 1 of the decommissioning plan, which is expected to remove over 80% of the radioactive contaminated residues. Phase 1 is behind schedule, but continued into 2009. The NRC has been kept informed on the status of the decommissioning activities and was notified that FMRI’s current plans are only to continue maintenance and safety controls on the site after 2009, until sufficient funds are in place to complete Phase 1 activities, anticipated late 2010. Completion of Phase 1 is scheduled for 2012.  At June 30, 2009, and December 31, 2008, the gross estimated liability was $25,961,000 and $26,667,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $18,887,000 and $18,462,000, respectively.

Index

FMRI can draw up to $4,500,000 from an existing decommissioning trust owned by Fansteel established in accordance with the Amended Decommissioning Trust Agreement with the NRC.  As of June 30, 2009, FMRI has drawn $4,100,000 from the trust.  An insurance settlement of $126,000 made to FMRI was deposited in the Trust in the first quarter of 2009. A withdrawal of $126,000 from the Trust was made in the second quarter of 2009. All  insurance deposits pre-pay amounts due FMRI.

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

Lexington Facility

The Lexington Facility was constructed in 1954 and ceased operations in 2003. Investigations performed in 1997, as part of a company-wide environmental audit, revealed the presence of volatile organic compounds ("VOCs") and PCBs in soils and groundwater in excess of state cleanup levels. The contaminants are believed to have been discharged through a former drainage field. While VOCs were detected at the down gradient boundary of the facility, no VOCs were detected in an unnamed stream that is located down gradient of the facility.  To Fansteel's knowledge, the contamination at this site does not pose an imminent threat to health, safety or welfare.  In May 2003, the Kentucky Natural Resources and Environmental Protection Cabinet ("KNREPC") requested that the Predecessor Company submit a plan for further characterization of the facility.  The Predecessor Company submitted a letter to the KNREPC in September 2003 advising the agency that a detailed Site Characterization Plan would be submitted by FLRI, a special purpose subsidiary, which pursuant to the Reorganization Plan now owns the Lexington facility.  Cost of remedial activities was estimated at $1,780,000 and a liability in that amount was recorded at January 23, 2004.  In September 2005, the Company received insurance recoveries from its insurers of which $111,000 of net insurance recoveries were allocated to FLRI as a pre-payment of the inter-company FLRI $1,780,000. On September 12, 2007, FLRI received notice that the Kentucky Department for Environmental Protection had accepted the site characterization report that had been submitted and that FLRI should prepare the Corrective Action Plan for the site.  During 2007, new estimates of costs to complete the remediation reduced the gross liability by $324,000. At December 31, 2008, the gross estimated liability was $848,000, and the recorded discounted liability, using a discount rate of 11.3%, was $834,000.

On March 6, 2009, the Company sold the Lexington Facility to a third party. The Company realized a gain of $101,000 in the first quarter of 2009 on the sale of the Lexington Facility.  There is no further liability under the note or included within the Company’s balance sheet.

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

Index

On March 7, 2005, NCI sold the real property to the City of North Chicago (the “City”), transferred the proceeds of $1,400,000 received from the City to the EPA and the Company delivered to the EPA an unsecured, non-interest bearing promissory note in the principal amount of $677,232, payable in equal semi-annual payments to be made over a three year period beginning six months after issuance. In July 2005, the Company received insurance recoveries from its insurers of which $147,000 of net insurance recoveries were remitted as a pre-payment of the note delivered to the EPA. The Company has made all the payments due under the promissory note as of September 2007. There is no further liability under the note or within the Company’s balance sheet.

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

Whitesell had been leasing the buildings of Washington Manufacturing until it vacated in December 2006, at which time the Company began to actively try to sell the Washington Manufacturing property and classified it as property held for sale in the accompanying balance sheet. In December 2006, the value of the property was reduced by $738,000 to reflect current market value, less selling costs.

On January 22, 2008, the Company entered into an agreement with a buyer for the purchase of the remaining assets at the Washington Manufacturing facility for $475,000, which is approximately equal to the book value. The Company closed on the sale of this property on March 13, 2008. There is no further liability or amounts on the Company’s balance sheet.

Results of Discontinued Operations

The operations described above are classified as discontinued operations for all periods presented.

Discontinued operations reported losses of $882,000 and $767,000 for the three months ended June 30, 2009, and June 30, 2008, respectively, and $1,656,000 and $1,558,000 for the six months ended June 30, 2009, and June 30, 2008, respectively.  The losses for both time periods relate primarily to the accretion of discounted environmental liabilities arising from the Company's unsecured note obligations to its special purpose subsidiaries and the pension note for the terminated pension plan.

Index

The components of net liabilities of discontinued operations, which are included on the Consolidated Balance Sheet, consist of the following at June 30, 2009, and December 31, 2008:

	June 30, 2009	December 31, 2008
Cash	$262,207	$885,907
Other notes and accounts receivable	-	-
Prepaid expenses	36,641	65614
Property held for sale	-	720,000
Total assets	$298,848	$1,671,521

Current liabilities	$217,013	$509,667
Long-term debt (PBGC note)	5,204,375	4,967,019
Environmental remediation	18,886,503	18,462,031
Total liabilities	$24,307,891	$23,938,717

Net liabilities of discontinued operations	$24,009,043	$22,267,196

Note 4 - Other Environmental Remediation

Wellman Dynamics Corporation ("Wellman"), a subsidiary of Fansteel Inc., entered into an Administrative Order on Consent with the EPA to perform a RCRA Facility Investigation ("RFI") for the purpose of determining the extent of releases of hazardous wastes and/or hazardous constituents, and, if appropriate, a Corrective Measures Study ("CMS") to evaluate possible corrective action measures that may be necessary at the Iowa Facility owned and operated by Wellman.  At January 23, 2004, Wellman had estimated that the cost for conducting the RFI/CMS would be $2,166,000 through 2009.  At June 30, 2009, and December 31, 2008, the gross estimated liability was $1,781,000 and $1,799,000, respectively, and the recorded discounted liability, using a discount rate of 11.3%, was $1,774,000 and $1,784,000, respectively.

Wellman is permitted to operate a sanitary landfill for the disposal of its foundry sand.  It is anticipated that, based upon current regulation and projections by third-party consultants, Wellman is likely to be required to close the landfill no earlier than 2018 at a future cost approximating $1,166,000. Changes in regulations for non-public landfills may result in closure at an earlier date, which cannot be determined from current information known. The recorded discounted liability, using a discount rate of 11.3%, at June 30, 2009, and December 31, 2008, was $852,000 and $814,000, respectively.

In October 2000, Wellman provided the Iowa Department of Health (the "IDPH") with a "Historical Site Assessment" that identified thorium concentrations at the site.  The IDPH required Wellman to perform a Risk Assessment ("RA") to determine whether the thorium containing materials are a threat to human health or the environment.  Wellman is awaiting the final report, but to its knowledge, the existing data forming the basis for the RA indicates that there is no imminent threat to health, safety or the environment.  Wellman anticipates that the IDPH will allow it to address the thorium issue when it closes the sanitary landfill.  However, there is a risk that the IDPH will require Wellman to remove or remediate the thorium prior to that time.  The current estimated cost to remediate the thorium is $1,075,000. The recorded discounted liability, using a discount rate of 11.3%, at June, 2009, and December 31, 2008, was $672,000 and $637,000, respectively.

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

At June 30, 2009, the Company had letters of credit of $748,000 under its Loan and Security Agreement with Fifth Third Bank for casualty insurance collateral with an interest rate of 1.5%. The Company’s credit availability was $3,393,000 at June 30, 2009.  Borrowing under the revolving line of credit is included as short-term borrowings, while the term loan under the credit facility is included in long-term debt, except the portion classified as short term debt, if any.

At June 30, 2009, the Company was in compliance with all covenants.

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

Index

At June 30, 2009, and December 31, 2008, the Company had potential federal and state income tax benefits from net operating loss carry-forwards of $280,000, which expire in various years through 2023. Valuation allowances have been recorded for the full amount of all net operating loss carry-forwards and the other deferred tax assets as the net operating loss carry-forwards and other deferred tax assets are not anticipated to be realized before expiration.

The Company does not expect a significant increase or decrease in unrecognized tax benefits within the next twelve months. The Company and its subsidiaries file income tax returns in various tax jurisdictions, including the United States and several states. The Company has substantially concluded all U.S. Federal and State income tax matters for the period up to and including 2002.

The Company is currently evaluating the impact income taxes may have in future periods.

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

Financial information concerning the Company's segments is as follows:

	Three Months Ended		Six Months Ended
Net Sales:	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Advanced Structures	$15,921,355	$12,141,342	$31,021,313	$23,733,156
Industrial Metal Components	4,978,352	8,399,642	10,754,217	16,793,972
Total Net Sales	$20,899,707	$20,540,984	$41,775,530	$40,527,128

Operating Income (Loss):
Advanced Structures	$2,374,945	$1,659,658	$4,345,326	$2,571,398
Industrial Metal Components	268,165	206,393	718,049	623,276
Total Operating Income	$2,643,110	$1,866,051	$5,063,376	$3,194,674

The identifiable assets by business segment, for the periods indicated, are set forth below:

Identifiable assets:	June 30, 2009	December 31, 2008
Advanced Structures	$22,175,920	$19,047,433
Industrial Metal Components	8,411,727	9,149,251
Corporate	14,598,547	14,715,111
Discontinued	298,848	1,671,521
Total Assets	$45,485,042	$44,583,316

Index

Depreciation and capital expenditures by business segment, for the periods indicated, are set forth below:

	Three Months Ended		Six Months Ended
Depreciation and amortization:	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Advanced Structures	$178,164	$147,288	$356,500	$280,950
Industrial Metal Components	149,859	142,536	297,197	283,132
Corporate	3.384	6,380	8,660	12,179
Total depreciation and amortization	$331,407	$296,204	$662,357	$576,261

Capital expenditures:
Advanced Structures	$198,480	$523,020	$458,506	$726,151
Industrial Metal Components	18,093	363,247	79,765	461,512
Corporate	-	-	-	20,869
Total capital expenditures	$216,573	$886,267	$538,271	$1,208,532

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

Results of Operations

Three Months Ended June 30, 2009, As Compared To Three Months Ended June 30, 2008

Net Sales

The following table sets forth the combined net sales of the Company included in the consolidated statement of operations:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Advanced Structures	$15,921,355	$12,141,342
Industrial Metal Components	4,978,352	8,399,642
	$20,899,707	$20,540,984

The Company’s consolidated net sales for the three months ended June 30, 2009, increased $359,000 or 1.7%, compared to the three months ended June 30, 2008. The increase was due to higher sales of sand castings in the Advanced Structures segment, offset by declines in powdered metal components and investment castings sales in the Industrial Metal Components segment.

Index

Advanced Structures net sales for the three months ended June 30, 2009, increased by $3,780,000, or 31.1%, compared to the three months ended June 30, 2008. Increased demand for helicopter components used in military aircraft provided the majority of the sales improvement.  Commercial markets have weakened.

Industrial Metal Components net sales for the three months ended June 30, 2009, decreased $3,421,000, or 40.7%, compared with the three months ended June 30, 2008.  Material surcharges for the quarter were $228,000 compared with $1,378,000 for the same quarter of 2008. Material prices fell in the latter part of 2008 and the first half of 2009. Also contributing to the decrease in segment sales were lower investment casting shipments to the automotive and heavy truck markets. Sales of powdered metal products fell $326,000 due to the restructuring U.S. automotive industry and the overall economic slow down.

Cost of Products Sold

The following table sets forth the combined cost of products sold of the Company included in the consolidated statement of operations:

	Three Months Ended June 30, 2009	% Of Net Sales	Three Months Ended June 30, 2008	% Of Net Sales
Advanced Structures	$13,061,940	82.0%	$9,723,387	80.1%
Industrial Metal Components	4,227,600	84.9%	7,285,417	86.7%
	$17,289,540	82.7%	$17,008,804	82.8%

Cost of products sold of $17,290,000 for the three months ended June 30, 2009, increased by $281,000 compared to $17,009,000 for the three months ended June 30, 2008. As a percent of sales, cost of products sold were 82.7% and 82.8% for the three month periods ended June 30, 2009, and June 30, 2008, respectively.

In the Advanced Structures segment, cost of products sold of $13,062,000 for the three months ended June 30, 2009, increased $3,339,000 compared with cost of products sold of $9,723,000 for the three months ended June 30, 2008. As a percent of net sales, cost of products increased by 1.9 points for the three months ended June 30, 2009, compared with the three months ended June 30, 2008. Cost of products sold for the three months ended June 30, 2008, was positively impacted by the receipt of $1,050,000 of training grant money received from the State of Iowa, which improved cost of products sold by 8.6 percentage points. The net improvement in the cost of products sold percentage for the three months ended June 30, 2009, excluding the State of Iowa Training Grant that was received in 2008, but not 2009, was a greater percentage of higher margin pattern sales.

The Industrial Metal Components segment cost of products sold decreased to $4,228,000 for the three months ended June 30, 2009, compared to cost of products sold of $7,285,000 for the three months ended June 30, 2008.  As a percent of net sales, cost of products were 84.9% for the three months ended June 30, 2009, compared with 86.7% for the three months ended June 30, 2008.  Lower scrap and improvements in labor efficiencies were the major reasons for the lower cost of products sold percentage.

Index

Selling, General and Administrative Expense

The following table sets forth the combined selling, general and administrative expenses of the Company included in the consolidated statement of operations:

	Three Months Ended June 30, 2009	% Of Net Sales	Three Months Ended June 30, 2008	% Of Net Sales
Advanced Structures	$484,470	3.0%	$758,297	6.2%
Industrial Metal Components	482,587	9.7%	907,832	10.8%
	$967,057	4.6%	$1,666,129	8.1%

Selling, general and administrative expenses for the three months ended June 30, 2009, were $967,000, a decrease of $699,000 over $1,666,000 for the three months ended June 30, 2008. As a percent of sales, selling, general and administrative expenses decreased to 4.6% in the second quarter of 2009 compared with 8.1% for the second quarter of 2008. The relocation and consolidation of the Corporate headquarters reduced administrative expenses by $439,000 in the second quarter of 2009 compared with the second quarter of 2008.

In the Advanced Structures segment, selling, general and administrative expenses for the three months ended June 30, 2009, decreased by $19,000 compared with the three months ended June 30, 2008. As a percent of sales, selling, general and administrative expenses decreased to 3.0% in the second three months of 2009 as a result of increased sales compared with 6.2% in the second three months of 2008.

Selling, general and administrative expenses for the Industrial Metal Components segment for the three months ended June 30, 2009, decreased $425,000 compared with the three months ended June 30, 2008, due to lower commissions and reduction of several administrative positions.  Selling, general and administrative expenses as a percent of sales decreased to 4.6% for the three months ended June 30, 2009, compared with 8.1% for the three months ended June 30, 2008.

Operating Income (Loss)

The following table sets forth the combined operating income (loss) of the Company included in the consolidated statement of operations:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Advanced Structures	$2,374,945	$1,659,658
Industrial Metal Components	268,165	206,393
	$2,643,110	$1,866,051

Operating income for the three months ended June 30, 2009, increased $777,000, or 41.6%, compared to the three months ended June 30, 2008. The higher sales volume, improved manufacturing efficiencies and cost management provided most of the improvement for the three months ended June 30, 2009.

Advanced Structures operating income of $2,375,000 for the three months ended June 30, 2009, increased by $715,000 from the three months ended June 30, 2008. Higher sales volume and improved manufacturing efficiencies provided the operating income improvement for the three months ended June 30, 2009.

Industrial Metal Components had operating income of $268,000 for the three months ended June 30, 2009, compared to operating income of $206,000 for the three months ended June 30, 2008.  The decrease in volume was offset by personnel reductions and improvements in manufacturing processes.

Index

Other Income (Expenses)

The following table sets forth the combined other income (expenses) of the Company included in the consolidated statement of operations:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Nonrecurring gain	$520,626
Interest income (expenses)	(223,858)	(409,858)
Other income (expenses)	(2,501)	66,618
	$294,267	$(343,240)

Other expense decreased $638,000 in the three months ended June 30, 2009, compared to the three months ended June 30, 2008. A benefit policy covering certain retirees of the Company was terminated in the second quarter of 2009, resulting in a non-recurring gain of $463,000. This one time gain will not recur in future periods.  In the second quarter of 2007, 12 shares of Wellman stock were granted to certain employees of Wellman. Pursuant to the underlying agreements that terminated, the shares were canceled effective May 18, 2009, resulting in a nonrecurring gain of $58,000. This one time gain will not recur in future periods.  Interest expense for the three months ended June 30, 2009, decreased $186,000 compared with the three months ended June 30, 2008, due to refinancing of the Company’s credit facility in the third quarter of 2008.

Discontinued Operations

Discontinued operations recorded a loss of $882,000 in the three months ended June 30, 2009, and a loss of $767,000 in the three months ended June 30, 2008. The losses for both time periods relate primarily to the accretion of discounted environmental liabilities arising from the Company’s unsecured note obligations to its special purpose subsidiaries and the note payable to the Pension Benefit Guarantee Corporation for the terminated pension plan.

Income taxes

A tax provision of $7,000 was recorded for the three months ended June 30, 2009, compared with a tax provision of $35,000 for the three months ended June 30, 2008. The tax provision in for both time periods relate to foreign taxes in Mexico that are not likely to be recovered.  The Company is currently evaluating the impact income taxes may have in future periods. The Company believes that the loss on discontinued operations and available net operating loss are sufficient to offset any potential tax on current quarter income.

Net Income (Loss)

The Company had net income of $2,048,000 for the three months ended June 30, 2009, and net income of $721,000 for the three months ended June 30, 2008, an improvement of $1,327,000.  Included in the improvement is a one-time gain of $521,000, and as described above, will not recur in future periods.

Liquidity and Capital Resources

On June 30, 2009, and December 31, 2008, the Company had cash of $307,000 and $322,000 respectively.

Continuing operations provided cash of $1,350,000 for the six months ended June 30, 2009, due mostly to financing activities of $1,104,000. Operating activities provided cash of $784,000 for the six months ended June 30, 2009. Discontinued operations used $1,365,000 for the six months ended June 30, 2009, primarily for funding the on-going environmental remediation at the Muskogee Facility.

Index

Continuing operations provided cash of $1,783,000 for the six months ended June 30, 2008, due mostly to operating activities of $2,441,000. Excluding net debt borrowings of $540,000, continuing operations provided $1,243,000 for the six months ended June 30, 2008. Discontinued operations used $1,278,000 for the six months ended June 30, 2008, primarily for funding the on-going environmental remediation at the Muskogee Facility, but were partially offset by the March 2008 sale of the Washington Manufacturing property that provided $458,000.

Operating Activities

For the six months ended June 30, 2009, operating activities provided cash of $784,000. Accrued liabilities decreased $1,610,000 due primarily to the reduction of the reserve for the unrealized loss relating to the foreign currency purchase contracts, and the termination of a retiree benefit policy. Inventory increases were managed effectively, and were lower than usual going into the third quarter. Accounts receivables increased compared to the six months ended June 30, 2008, due to the increased in sales to the aerospace market, which customarily has extended payment terms.

For the six months ended June 30, 2008, operating activities provided $2,441,000 in cash with improvements in working capital coming from decreases in receivables, pre-paid expenses and other assets, partially offset by decreases in accounts payable and accrued liabilities and increases in inventories.  Accounts receivable decreased by $267,000 due to strong collections and a five day decrease in days outstanding. Inventories increased by $1,500,000 due to the higher sales demand.

Investing Activities

For the six months ended June 30, 2009, investing activities used $538,000 for capital expenditures primarily for the Advanced Structures segment.  These funds were used primarily to maintain and upgrade the Company’s production equipment.  Additional capital expenditures are expected for 2009.

For the six months ended June 30, 2008, investing activities used $1,199,000, which included $1,209,000 for capital expenditures, primarily for replacement equipment and upgrades for both business segments, partially offset by $10,000 in proceeds for the sale of equipment. One customer provided $126,000 to the Company to purchase one piece of equipment for use in producing the customer’s parts.  Two other customers committed to provide nearly $4,000,000 of capital for equipment, which will remain their property, and a building addition which is the property of the Company. The first phase of the equipment was fully operational in the second half of 2008 while the second phase of the equipment and building addition is scheduled to be operational in the third quarter of 2009.

Financing Activities

Financing activities provided $1,104,000 for the six months ended June 30, 2009. Borrowings for the revolving line of credit with Fifth Third were $1,414,000 for funding operations, capital expenditures and environmental remediation of discontinued operations. Payments of $309,000 in 2009 of long-term debt were related to the term loan with Fifth Third and loans from various economic agencies in Pennsylvania.

Financing activities provided $540,000 for the six months ended June 30, 2008. Borrowings for 2008 from the term loan with Fifth Third were $1,000,000 for funding operations, capital expenditures and environmental remediation of discontinued operations.  Payments of $393,000 were made in 2008 for short-term borrowings from the revolving line of credit. Payments of $67,000 in 2008 of long-term debt were for loans from various economic agencies in Pennsylvania.

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

At June 30, 2009, the Company had letters of credit of $748,000 under its Loan and Security Agreement with Fifth Third Bank for casualty insurance collateral with an interest rate of 1.5%. The Company’s credit availability was $3,393,000 at June 30, 2009.  Borrowing under the revolving line of credit is included as short-term borrowings, while the term loan under the credit facility is included in long-term debt, except the portion classified as short term debt, if any.

At June 30, 2009, the Company was in compliance with all covenants.

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

Index

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

Excess reorganization value, initially determined as of the Effective Date, represents the excess of the Company's enterprise value over the aggregate fair value of the Company's tangible and identifiable intangible assets and liabilities at the balance sheet date.  Excess reorganization value is not amortized; however, it is evaluated at a minimum annually or when events or changes occur that suggest impairment in carrying value.  There was no change in this valuation at either December 31, 2008, or June 30, 2009.

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

Index

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company has determined that the adoption of SFAS No. 161 does not have any impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141 (revised 2007), “Business Combinations”. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which the Statement is adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company adopted FAS 160 in the first quarter of 2009. For the three months ended March 31, 2009, the Company had no net income attributable to non-controlling interests. FAS 160 also requires non-controlling interests to be presented as a component of shareholders’ equity on the balance sheet, separately from the equity attributable to the Company’s shareholders.  Prior to the adoption of FAS 160, minority interest was presented separately from the Company’s liabilities and shareholders’ equity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets and liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141R requires, among other things, that the acquisition related costs be recognized separately from the acquisition. SFAS 141R is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The effect of adopting SFAS 141R will be dependent on the nature and the size of any acquisitions completed after the adoption of SFAS 141R.

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

Index

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

Index

The Company has determined that the majority of the inputs used to value these contracts fall within Level 2 of the fair value hierarchy. As of June 30, 2009, $29,000 of the unrealized loss remained on the balance sheet.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance at June 30, 2009
Liabilities
Foreign Currency Forward Purchase Contracts	$-	$(29,000)	$	$-	$(29,000)

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2009.

Inflation

Inflationary factors such as increases in the costs of raw materials, labor, and overhead affect the Company's operating profits.  Significant portions of raw materials consumed by the Company are various ferrous and non-ferrous alloys.  In 2004, material price increases were experienced and these price increases have continued.  To offset these material price increases, the Company began adding material surcharges in March 2004.  In 2009, the Company continues to add material surcharges.  Material surcharges accounted for 1.4% of net sales for the six months ended June 30, 2009, and 6.0% of net sales for the six months ended June 30, 2008. Surcharges were 83.5% lower in the second quarter of 2009 compared to the second quarter of 2008.

Although the Company's recent results have not been significantly affected by inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on its operating results.

Off-Balance Sheet Arrangements

The Company is not party to off-balance sheet arrangements other than normal operating leases for any period presented.

Contractual Obligations

The following table summarizes payments due by year for the contractual obligations at June 30, 2009:

(In thousands)	Total	2009	2010	2011	2012	2013	After 2013
PBGC Note	$6,500	$750	$1,150	$1,150	$1,150	$1,150	$1,150
PA economic agencies notes	15	15	15	-	-	-	-
Operating and capital leases	578	177	116	87	86	112	-
Fifth Third revolving line	11,093	-	11,093	-	-	-	-
Fifth Third term loan	3,000	1,300	1,000	700	-	-	-
Letters of credit	770	770	-	-	-	-	-
Environmental liabilities	32,926	3,129	2,596	1,838	1,838	1,838	21,687
Total	$54,882	$6,141	$15,955	$3,775	$3,074	$3,100	$22,837

Index

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

The Fifth Third revolving line has a renewal date of September 5, 2010.  The revolving line of credit  requires immediate repayment from cash receipts.  Borrowings can be made, as needed, based on availability.  Any outstanding term loan is repayable in full on the renewal date. The availability at June 30, 2009, was $3,393,000, compared with $3,335,000 at December 31, 2008.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to market risks of a material nature for interest risks, foreign currency rates or other market price risks.  The only debt subject to interest fluctuations is the short-term borrowing under the revolving line of credit.  A significant portion of raw materials consumed by the Company is various steel alloys.  The Company began to experience price increases on raw materials in 2004 and raw material price increases have continued into 2009.  To offset these price increases in raw materials, the Company began adding material surcharges in March 2004, and has continued to add material surcharges into 2009.

ITEM 4T - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q.  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer were required to conclude that the Company‘s disclosure controls and procedures were not effective as of December 31, 2008, due to two material weaknesses identified as part of their evaluation of internal control over financial reporting.  As further discussed below, during subsequent evaluation during the first and second quarters of 2009, management concluded that the Company’s internal control over financial reporting was effective at the end of each period respectively.

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

Index

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control- Integrated Framework; issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management was required to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2008.  During subsequent evaluation during the first and second quarters of 2009, management concluded that the Company’s internal control over financial reporting was effective at the end of each period respectively.

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

Remedial Actions and Changes in Internal Control over Financial Reporting

Management has developed and implemented remediation plans to address the material weaknesses and otherwise enhance the Company’s internal control over financial reporting as follows:

The Company implemented procedures to ensure bank reconciliations and account reconciliations are being performed in a timely manner. These reconciliations are reviewed and approved by appropriate Company personnel prior to the month end reporting process.  This control has been found effective as of March 31, 2009, and June 30, 2009, respectively.

The Company implemented procedures for the purchasing of foreign currency. All purchases of foreign currency require the authorization of two of the Company’s three officers. This authorization requirement was communicated with the Bank and is evidenced by appropriate documentation.  This control has been found effective as of March 31, 2009, and June 30, 2009, respectively.

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

On May 29, 2007, A&M filed another Notice to the Court stating that it would be unable to file its Motion on June 1, 2007, for Injunctive Relief in accordance with the Scheduling Order. A&M cited more time was needed to review documents. This notice also stated that A&M did not know what the delayed dates for these activities might be and therefore they are not rescheduling dates at this time. The first of the A&M depositions of FMRI personnel were scheduled to begin May 23 and 24, 2007. A&M also postponed these depositions and have not rescheduled them to date. November 2007, and in August 2008, the judge ordered another 60-day extension due to the suspension of activities during an objection made by A&M that was denied by the judge during an October 1, 2008 hearing. Accordingly, discovery activities including depositions and expert reports are allowed through July 2009, and the jury trial is now scheduled for December 2009.

FMRI cannot provide any assurance to a successful outcome and an unsuccessful outcome could hinder FMRI in its obligation to remediate the Muskogee Facility.  Any exposure is limited to FMRI and not Fansteel.

Environmental Claims and Insurance Recoveries

Certain environmental claims have been made against the Company by the EPA and various other regulatory agencies, entities and persons in connection with the investigation and cleanup of certain sites. Pursuant to the Company’s Second Amended Reorganization Plan, all such claims were treated and resolved and as part of such treatment, the Company has sought recovery from certain of its insurers in respect of certain defense and cleanup costs relating to the claims.  The Department of Justice notified the Company on April 29, 2005, that the NRC and other interested federal agencies did consent to the following settlements: On May 26, 2005, the Company reached agreement with Zurich American Insurance Company and Zurich International (Bermuda) Ltd. (collectively, "Zurich") and on April 18, 2005, with KWELM Management Services Limited on behalf of the Scheme Administrator for KWELM in an insolvency proceeding under the laws of Great Britain and the Joint Liquidators for The Bermuda Fire & Marine Insurance Company (collectively, "KWELM"). Zurich agreed to a settlement providing for a cash settlement payment to the Company of $1,400,000, which was received on June 9, 2005.  KWELM agreed to a Notified Scheme Claim totaling $400,000. Cash distributions in respect of the claims would be paid out to the Company in accordance with KWELM's approved Scheme of Arrangement, which the Scheme administrator had represented that Fansteel could anticipate total cash payments equal to approximately 50% to 57% of its Notified Scheme Claim (approximately $200,000 to $228,000).  Payments from KWELM during 2005 were $330,304 and during 2006 were $5,349 for a total of $335,653, or 84% of the total claim.  The proceeds of the settlements were used in accordance with the Second Amended Reorganization Plan to pay certain professional fees and expenses related to such settlements.  The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulted in pre-payments under the FMRI Notes of $831,000, the FLRI Primary Note of $111,000 and the ED Note of $147,000 and payments aggregating $66,000 on account of EPA CERCLA claims.  In December 2007, the Company received a settlement payment from Hartford Insurance. The net proceeds from the settlements were allocated in accordance with the Reorganization Plan and, among other things, resulted in pre-payments under the FMRI Notes of $50,000, and payments aggregating $17,000 on account of EPA CERCLA claims. In December 2008, the Company received a settlement payment from Chubb Insurance. The net proceeds from the settlement were allocated based on the Reorganization Plan, which resulted in pre-payments under the FMRI notes of $126,000, and to pay certain professional fees and expenses related to such settlements.

Index

Other Legal Actions

During the third quarter 2006, Fansteel filed to close its bankruptcy case, as it believed all bankruptcy issues had been substantially resolved.  On September 23, 2006, the Company received notice that the Department of Justice ("DOJ") objected to the case closure, stating that the Company had not responded to a letter requesting information regarding the status of various environmental remediation sites.  The Company did not receive the DOJ letter until 2 days after the DOJ notice of objection was filed.  The Company, through legal counsel, has had discussions with the DOJ to resolve their objection and these efforts continue.  There has not been a satisfactory resolution as yet.

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

Although it is not anticipated, the loss of UTC, International Engine or one or more of these other significant customers would have a substantial impact on the Company’s operations and profitability. While the Company has long-term relationships with these companies, there is no guarantee that these relationships will continue.  In addition, these customers are in the aerospace and automotive industries, which tend to be more volatile than the general economy. In particular, the United States automotive industry has been unstable in recent years, with several large automotive companies struggling financially with certain companies filing Chapter 11 bankruptcy and reorganizing.

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

Index

Material Prices

The Company started to experience raw material price increases beginning in 2004 and these material price increases have continued into 2008.  The Industrial Metal Components segment has been impacted particularly hard with some material prices nearly doubling from 2005 levels.  To offset these price increases, the Company began adding material surcharges in March 2004.  In 2009, the Company continues to add material surcharges. There is no guarantee that the Company will be able to continue to pass these material surcharges on to its customers.

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

As more fully described within the Company’s Annual Report filed on Form 10-K for the period ending December 31, 2008, and as individually and collectively reported on Forms 13D and 13D/A and attachments thereto, Messrs. Levie, Cassady and Zamec are parties to the Control Group (via the Cooperation Agreement dated June 10, 2008) and collectively control approximately 70% of the Company’s issued and outstanding equity.

ITEM 2 - UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit #	Description of Exhibit

31.1
Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on August 14, 2009, thereunto duly authorized.

Fansteel Inc.

/s/ Curtis J. Zamec, II
Curtis J. Zamec, II, President and Chief Executive Officer

/s/ Earl F. White
Earl F. White
Vice President Finance and Administration, Chief Financial Officer
(Principal Financial and Accounting Officer)